Form 10-Q
period 2003-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2003-09-26
CIK 1243800

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                   June 30, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------

                         Commission File Number 000-50362

                      RAINIER PACIFIC FINANCIAL GROUP, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Washington                                            87-0700148
      ----------                                            ----------
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                           Identification No.)

          3700 Pacific Highway East, Suite 200, Fife, Washington 98424
          ------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (253) 926-4000
                                --------------
               (Registrant's telephone number, including area code)


               ----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   (1) Yes      .  No   X   .*
           ------      ------
   (2) Yes      .  No   X   .*
           ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes      .  No   X   .*
           ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of class:                       As of June 30, 2003
         ---------------                       -------------------

 Common stock, no par value                         No shares*

* The registrant's Registration Statement on Form S-1 was declared effective on August 12, 2003. The registrant has conducted no business except the offering of shares in connection with its subsidiary financial institution's, Rainier Pacific Savings Bank, conversion from mutual to stock form. As of September 26, 2003, the registrant had no outstanding shares of common stock.

                    RAINIER PACIFIC FINANCIAL GROUP, INC.

                            Table of Contents

PART 1  -  FINANCIAL INFORMATION                                     Page

 ITEM 1 -  Financial Statements.

           Rainier Pacific Financial Group, Inc. (the "Company") was formed to serve as the stock holding company for Rainier Pacific Savings Bank (the "Bank") pursuant to the Bank's mutual-to-stock conversion. As of the date hereof, the Bank has not completed its conversion, and accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, initially filed on June 20, 2003 and declared effective on August 12, 2003. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements (File Number 333-106349) filed as a part of this quarterly report are those of Rainier Pacific Savings Bank and its wholly-owned subsidiary, Support Systems, Inc., as follows:

           Consolidated Statements of Financial Condition as
             of June 30, 2003 and December 31, 2002 ...................  1
           Consolidated Statements of Income
             for the three- and six-month periods ended June 30,
             2003 and 2002 ............................................  2
           Consolidated Statements of Cash Flows
             for the six-month period ended June 30, 2003 and 2002 ....  3
           Selected Notes to Unaudited Interim Consolidated
             Financial Statements .....................................  5

 ITEM 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations:

           Forward-Looking Statements .................................  7
           Comparison of Financial Condition at June 30, 2003 and
             December 31, 2002 ........................................  7
           Comparison of Operating Results
             For the three-month periods ended June 30, 2003
              and 2002 ................................................  8
           Comparison of Operating Results
             For the six-month periods ended June 30, 2003 and 2002 ...  10
           Liquidity and Capital Resources ............................  11

 ITEM 3 -  Quantitative and Qualitative Disclosures about
            Market Risk ...............................................  12

 ITEM 4 -  Controls and Procedures ....................................  13

PART II -  OTHER INFORMATION

 ITEM 1 -  Legal Proceedings ..........................................  13
 ITEM 2 -  Changes in Securities and Use of Proceeds ..................  13
 ITEM 3 -  Defaults upon Senior Securities ............................  13
 ITEM 4 -  Submission of Matters to a Vote of Security Holders ........  13
 ITEM 5 -  Other Information ..........................................  13
 ITEM 6 -  Exhibits and Reports on Form 8-K ...........................  13

SIGNATURES ............................................................  14

                RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
               Consolidated Statements of Financial Condition
                                (Unaudited)
                           Dollars In Thousands

                                                  June 30,     December 31,
                                                 ---------      ---------
                                                    2003          2002
                                                 ---------      ---------
                       ASSETS

ASSETS:
  Cash and cash equivalents                      $  39,978      $   8,564
  Interest bearing deposits with banks              78,299             49
  Securities available-for-sale                    105,396         52,502
  Securities held-to-maturity (fair value at
   June 30, 2003: $56,212;                          54,831         49,495
   at December 31, 2002: $51,219)
  Federal Home Loan Bank stock                       8,657          8,006

  Loans                                            409,961        366,420
    Less allowance for loan losses                  (6,856)        (6,084)
                                                 ---------      ---------

        Loans, net                                 403,105        360,336

  Premises and equipment, net                       13,412         13,221
  Accrued interest receivable                        3,214          2,647
  Other assets                                       6,445          4,637
                                                 ---------      ---------

          TOTAL ASSETS                           $ 713,337      $ 499,457
                                                 =========      =========

               LIABILITIES AND EQUITY


LIABILITIES
  Deposits
    Non-interest bearing                         $  44,522      $  24,700
    Interest bearing                               448,888        264,760
                                                 ---------      ---------

          TOTAL DEPOSITS                           493,410        289,460

  Borrowed funds                                   167,000        156,793
  Corporate drafts payable                           3,172          2,837
  Deferred gain on sale and leaseback transaction    1,119          1,219
  Accrued compensation and benefits                  2,073          3,133
  Other liabilities                                  3,070          3,803
                                                 ---------      ---------

          TOTAL LIABILITIES                        669,844        457,245
                                                 ---------      ---------

EQUITY
  Accumulated other comprehensive income,
   net of tax                                          893            828
  Retained earnings                                 42,600         41,384
                                                 ---------      ---------

          TOTAL EQUITY                              43,493         42,212
                                                 ---------      ---------

          TOTAL LIABILITIES AND EQUITY           $ 713,337      $ 499,457
                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

                  RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
                       Consolidated Statements of Income
                                (Unaudited)
                Dollars In Thousands, Except Earnings Per Share

                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     ------------------   ------------------
                                      2003       2002       2003      2002
                                     ------     -------   --------  --------
INTEREST INCOME
   Loans                            $ 7,433     $ 7,016   $ 14,691  $ 13,742
   Securities available-for-sale        832         837      1,588     1,706
   Securities held-to-maturity          634         747      1,228     1,463
   Interest bearing deposits             10           2         11        10
   Federal Home Loan Bank stock
    dividends                           111         102        245       194
                                     ------     -------   --------  --------

        Total interest income         9,020       8,704     17,763    17,115
                                     ------     -------   --------  --------

INTEREST EXPENSE
   Deposits                           1,088       1,616      2,234     3,522
   Borrowed funds                     1,719       1,482      3,382     2,815
                                     ------     -------   --------  --------

        Total interest expense        2,807       3,098      5,616     6,337
                                     ------     -------   --------  --------


        Net interest income           6,213       5,606     12,147    10,778

PROVISION FOR LOAN LOSSES             1,050         825      2,100     1,500
                                     ------     -------   --------  --------

        Net interest income after
         provision for loan losses    5,163       4,781     10,047     9,278
                                     ------     -------   --------  --------

NON-INTEREST INCOME
   Deposit service fees                 888         885      1,751     1,733
   Loan service fees                    253         274        489       478
   Insurance service fees               144         146        315       317
   Investment service fees              182         229        313       367
   Gain (loss) on sales of
    securities, net                       1          11         (1)      146
   Gain on sale of loans, net           407         105        882       158
   Gain on sale of premise and
    equipment, net                       50          44         92        92
   Other operating income                19           8         33        14
                                     ------     -------   --------  --------

        Total non-interest income     1,944       1,702      3,874     3,305
                                     ------     -------   --------  --------

NON-INTEREST EXPENSE
   Compensation and benefits          3,259       2,725      6,317     5,271
   Office operations                    817         719      1,609     1,371
   Occupancy, net                       292         281        564       543
   Loan servicing                        63          65        122       115
   Outside and professional
    services                          1,281         520      1,941       953
   Marketing                            181         204        586       426
   Other operating expenses             559         380        958       792
                                     ------     -------   --------  --------

        Total non-interest expense    6,452       4,894     12,097     9,471
                                     ------     -------   --------  --------

INCOME BEFORE INCOME TAX                655       1,589      1,824     3,112

INCOME TAX EXPENSE                      225         544        609     1,063
                                     ------     -------   --------  --------

NET INCOME                           $  430     $ 1,045   $  1,215  $  2,049
                                     ======     =======   ========  ========

EARNINGS PER SHARE
   Basic                                n/a         n/a        n/a       n/a
   Diluted                              n/a         n/a        n/a       n/a

The accompanying notes are an integral part of these financial statements.

                 RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                                  (Unaudited)
                              Dollars In Thousands

                                                     Six Months Ended
                                                          June 30
                                                  --------------------
                                                      2003        2002
                                                  --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 1,215     $ 2,049
   Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                     736         591
      Provisions for loan losses                     2,100       1,500
      Federal Home Loan Bank stock dividends          (245)       (194)
      Deferred income tax expense (credit)               -         (86)
      (Gain) loss on sale of securities, net             1        (146)
      Gain on sale of premises and equipment           (92)        (92)
      Gain on sales of loans, net                     (882)       (158)
      Change in operating assets and liabilities:
         Accrued interest receivable                  (567)        100
         Other assets                               (1,808)     (1,426)
         Corporate drafts payable                      335         486
         Other liabilities and deferred credits     (1,793)     (1,035)
                                                  --------     -------

         Net cash from operating activities         (1,000)      1,589
                                                  --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in securities available-for-sale:
      Sales, maturities, prepayments, and calls     19,531      48,618
      Purchases                                    (72,357)    (46,091)
   Activity in securities held-to-maturity:
      Maturities, prepayments, and calls            13,086       2,831
      Purchases                                    (18,390)          -
   Purchases of Federal Home Loan Bank stock          (406)     (1,403)
   Increase in loans, net                          (68,750)    (61,190)
   Proceeds from sales of loans                     24,763      28,368
   Purchases of premises and equipment                (970)     (1,139)
   Increase (decrease) in interest bearing
    deposits with banks                            (78,250)       (191)
                                                  --------     -------

         Net cash from investing activities       (181,743)    (30,197)
                                                  --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits             203,950     (11,823)
   Net increase in borrowed funds                   10,207      41,208
                                                  --------     -------

         Net cash from financing activities        214,157      29,385
                                                  --------     -------

NET CHANGE  IN CASH AND CASH EQUIVALENTS            31,414         777

CASH AND CASH EQUIVALENTS, beginning of year         8,564       7,085
                                                  --------     -------

CASH AND CASH EQUIVALENTS, at end of period       $ 39,978     $ 7,862
                                                  ========     =======


The accompanying notes are an integral part of these financial statements.

                  RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
              Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)
                           Dollars In Thousands

                                               Six Months Ended
                                                   June 30,
                                             --------------------
                                               2003        2002
                                             -------      -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
    Cash payments for:
       Interest                              $ 5,648      $ 6,275
                                             =======      =======

       Income taxes                          $ 1,691      $ 1,345
                                             =======      =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING ACTIVITIES
    Unrealized gains on securities
     available for sale, net of tax          $    66      $   188
                                             =======      =======


The accompanying notes are an integral part of these financial statements.

                RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
    SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2003


Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Rainier Pacific Savings Bank and its wholly-owned
subsidiary, Support Systems, Inc.   The financial statements of Rainier
Pacific Savings Bank and Subsidiary (the "Bank") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Bank's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Bank as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Bank as of that date.

Certain information and note disclosures normally included in the Bank's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (File Number 333-106349) , as amended, initially filed on June 20, 2003, and declared effective on August 12, 2003 ("Registration Statement"). Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.


Note 2 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Bank considers the allowance for loan losses to be a critical accounting estimate.

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for significant properties. At June 30, 2003, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.


Note 3 - Adoption of Plan of Conversion

On March 22, 2003, and amended on August 6, 2003, the Board of Directors of the Bank approved a Plan of Conversion (the "Plan") which provides for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provides for the concurrent formation of Rainier Pacific Financial Group, Inc. (the "Company") that will own 100% of the common stock of the Bank. Following receipt of all required regulatory approvals, the approval of the depositors of the Bank eligible to vote on the Plan and the satisfaction of all other conditions precedent to the conversion, the Bank will consummate the conversion.

Upon the consummation of the conversion, the legal existence of the Bank shall not terminate but the stock bank shall be a continuation of the mutual bank. The stock bank shall have, hold, and enjoy the same in its own right as fully and to the same extent as the same was possessed, held, and enjoyed by the mutual bank. The stock bank at the time and the taking effect of the conversion shall continue to have and succeed to all the rights, obligations, and relations of the mutual bank.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

In connection with the Bank's commitment to its community, the plan of conversion provides for the establishment of a charitable foundation as part of the conversion. The Company intends to donate to the Foundation cash and a number of authorized but unissued shares of common stock in an aggregate amount up to 8% of the value of the shares of common stock sold in the conversion. The Company will recognize an expense equal to the cash and fair value of the stock in the quarter in which the contribution occurs, which is expected to be the fourth quarter of 2003. This expense will reduce earnings and could have a material impact on the Company's earnings for the fourth quarter of 2003.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the offering. If the conversion transaction is not completed, all costs will be charged to expense. As of June 30, 2003, there was $183,000 in conversion costs which had been deferred.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains certain "forward-looking statements" that may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to: general and local economic conditions; changes in interest rates; deposit flows; demand for mortgage, commercial, and other loans; real estate values; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory and technological factors affecting our operations, pricing products and services.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

     General. Deposits increased $203.9 million to $493.4 million at June 30, 2003 from $289.5 million at December 31, 2002. A significant amount of this deposit growth was related to out of state depositor activity as a result of Rainier Pacific Bank filing an application to convert from mutual to stock form. Out of state depositors opened or added $184.5 million of deposits from January 1, 2003 to June 30, 2003. In response to this growth in deposits and growth in our underlying core business, assets increased $213.8 million, or 42.8%, to $713.3 million at June 30, 2003 from $499.5 million at December 31, 2002. Asset growth was comprised of $42.8 million in our net loan portfolio, $58.2 million of investment securities (including mortgage-backed securities), and cash and interest bearing deposits of $109.7 million. The increase in total assets was funded by a $203.9 million increase in deposits and a $10.2 million increase in Federal Home Loan Bank of Seattle advances.

     Assets. With interest rates remaining at historically low levels, borrowers continue to refinance their real estate related loans to take advantage of the low rate environment. Our net loan portfolio increased $42.8 million, or 11.9%, to $403.1 million at June 30, 2003 from $360.3 million at December 31, 2002, primarily attributable to increases in the real estate loan portfolio. The largest contributors were one- to four-family residential loans which increased $21.7 million, or 24.7%, to $109.5 million from $87.8 million and the nonresidential commercial real estate loans which increased $10.6 million, or 17.5%, to $70.7 million from $60.1 million. Multi-family real estate loans also increased to $82.9 million from $75.1 million, and real estate construction loans increased $6.7 million to $7.5 million from $792,000. These increases in the portfolio were partially offset by a decline in the consumer loan portfolio, including home equity loans, of $3.7 million or 2.7%, to $137.7 million from $141.4 million at December 31, 2002.

     Our investment securities portfolio (including mortgage-backed securities) increased $58.2 million, or 57.1%, to $160.2 million at June 30, 2003 from $102.0 million at December 31, 2002. The increase is primarily attributable to a $20.1 million increase in mortgage-backed securities to $72.5 million from $52.4 million, an $18.1 million increase in corporate bonds to $21.4 million from $3.3 million, and an increase in bank trust preferred securities of $9.0 million to $19.0 million from $10.0 million. Rainier Pacific Bank also purchased municipal obligations, and we had $11.5 million of these securities as of June 30, 2003. U.S. Government agency securities decreased $516,000, or 1.4%, to $35.8 million at June 30, 2003 from $36.4 million at December 31, 2002

     Fixed assets did not increase substantially from December 31, 2002 to June 30, 2003. However, work on our downtown Tacoma building project and our technology initiative are progressing. As of June 30, 2003, the costs that have been capitalized rather than expensed that are associated with the building project and the technology initiative were $2.2 million and $5.0 million respectively, reflecting an increase of $400,000 for the building project and $1.5 million for the technology initiative from December 31, 2002.

     Deposits. Total deposits increased $203.9 million, or 70.5%, to $493.4 million at June 30, 2003 from $289.5 million at December 31, 2002. Rainier Pacific Bank's deposit growth primarily resulted from increased deposits from out of state depositors during June 2003. These deposits led to an increase in interest-bearing deposits of $184.1 million to $448.9 million from $264.8 million, and in non-interest-bearing deposits of $19.8 million, to $44.5 million from $24.7 million at year end. Out of state deposits during the month ended June 30, 2003 increased by $155.4 million. After the completion of our proposed stock conversion, and consistent with the experience of other mutual to stock conversions, we anticipate the withdrawal of almost all of these out of state deposits.

     In addition to segregating deposits between interest-bearing and non-interest-bearing, we measure deposits in two other categories: core and non-core. Core deposits are defined by us as savings, interest-bearing, and non-interest-bearing checking, individual retirement accounts, and money market accounts. Non-core deposits are defined as certificates of deposit.
We consider core deposits to be essential to maintaining a favorable cost of funds and overall profitability. Core deposits increased $172.2 million, or 117.2%, to $319.1 million at June 30, 2003 from $146.9 million at December 31, 2002. Out of state deposits related to the proposed stock conversion accounted for the growth in product types considered to be core deposits, and we anticipate that almost all of the out of state deposits will be withdrawn after the stock conversion is completed. We experienced increases in money market deposits of $80.6 million, or 145.2%, savings deposits of $70.4 million, or 196.5%, and checking accounts of $21.0 million, or 45.4%.
Non-core deposits increased $31.8 million, or 22.3% to $174.3 million at June 30, 2003 from $142.5 million at December 31, 2002. We consider non-core deposits to be an acceptable funding source, but we generally will not pursue them if the overall cost is substantially higher than our borrowing costs from the Federal Home Loan Bank of Seattle. As a result of this approach, our balance of non-core deposits tends to fluctuate more than our balance of core deposits.

     Borrowed Funds. Federal Home Loan Bank of Seattle advances increased $10.2 million to $167.0 million at June 30, 2003 from $156.8 million at December 31, 2002. We used the borrowings for both short- and long-term funding of loans and investment securities, and as part of our leverage and interest rate risk management strategies. We borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities thereby increasing interest-earning assets and enhancing our net interest income.

     Equity. Total equity increased $1.3 million, or 3.0%, to $43.5 million at June 30, 2003 from $42.2 million at December 31, 2002. Our equity-to-assets ratio under generally accepted accounting principles in the United States of America was 6.10% at June 30, 2003 compared to 8.45% at December 31, 2002. The decrease in our equity-to-assets ratio was a result of the out of state depositor activity that significantly increased customer deposits and concurrently total assets. Total equity for the six months ended June 30, 2003 increased as a result of $1.2 million in net income combined with a tax effected unrealized gain on investment securities of $66,000.

Comparison of Operating Results for the three months ended June 30, 2003 and June 30, 2002.

     General. Our net income decreased $615,000, or 58.9%, for the three months ended June 30, 2003 to $430,000 from $1.0 million for the three months ended June 30, 2002. Lower comparative net income in the three months ended June 30, 2003 resulted from higher provision for loan losses and higher non-interest expense.

     Net Interest Income. Our net interest income increased $607,000, or 10.8%, for the three months ended June 30, 2003 to $6.2 million from $5.6 million for the three months ended June 30, 2002. The change in net interest income resulted from an increase in interest income of $316,000, or 3.6%, and a decrease in interest expense of $291,000, or 9.4%. For the three months ended June 30, 2003, average interest-earning assets increased to $531.9 million from $458.6 million for the same period a year ago. Offsetting this increase in average interest-earning assets was a 21 basis point decline in our net yield on interest-earning assets to 4.69% for the second quarter of 2003 from 4.90% for the second quarter of 2002.

     Interest Income. Interest income for the three months ended June 30, 2003 compared to the same period in 2002 increased $316,000, or 3.6%, to $9.0 million from $8.7 million. The increase was the result of a $73.3 million increase in the average balance of our interest-earning assets as a result of strong loan originations, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the three months ended June 30, 2003 was $7.4 million compared to $7.0 million for the three months ended June 30, 2002. The average yield on total loans was 7.55% for the three months ended June 30, 2003 as compared to 8.30% for the three months ended June 30, 2002.

     Interest income on investment securities (including mortgage-backed securities) decreased $118,000, or 7.4%, for the three months ended June 30, 2003 to $1.5 million from $1.6 million for the three months ended June 30, 2002. The change was a result of a decrease in the average yield on investments to 4.66% for the three months ended June 30, 2003 from 5.60% for the three months ended June 30, 2002. The average balance of investment securities was $125.9 million for the three months ended June 30, 2003 as compared to $113.2 million for the three months ended June 30, 2002.

     Interest Expense. Our interest expense decreased $291,000, or 9.4%, for the three months ended June 30, 2003 to $2.8 million as compared to $3.1 million for the three months ended June 30, 2002. The change is primarily attributable to the average cost of interest-bearing liabilities decreasing from 3.03% in the second quarter of 2002 to

2.32% in the second quarter of 2003, or 71 basis points. The average balance of interest-bearing deposits increased $27.8 million, or 10.0%, to $306.7 million for the three months ended June 30, 2003 from $278.9 million for the three months ended June 30, 2002

     Interest expense on Federal Home Loan Bank of Seattle advances increased $237,000, or 16.0%, for the three months ended June 30, 2003 to $1.7 million from $1.5 million for the three months ended June 30, 2002. The increase is attributable to the larger average balance of the Federal Home Loan Bank of Seattle advances of $176.5 million for the three months ended June 30, 2003 compared to $130.4 million for the three months ended June 30, 2002. Prior to the growth in deposits experienced during the three months ended June 30, 2003, additional borrowings were used to fund our growth in loans and investments.

     Provision for Loan Losses. Our asset liability committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of our loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties.

     Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the asset liability committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data. The allowance for loan losses as a percent of total loans was 1.67% at June 30, 2003 as compared to 1.48% at June 30, 2002.

     During the three months ended June 30, 2003, we adopted the practice of immediately charging off all problem loans classified as loss in the month that they are identified as such, rather than in the month following their classification as loss. This change in practice did not have a material effect on the amount of charge offs during the three months ended June 30, 2003.

     Our provision for loan losses increased $225,000, or 27.3%, to $1.1 million for the three months ended June 30, 2003 compared to $825,000 for the three months ended June 30, 2002. We increased the provision and allowance in connection with the continued strong loan growth, the unseasoned nature of the loan growth, high unemployment, and the relatively weak regional and local economy. Washington State had the second highest unemployment rate in the nation at 7.3% in May 2003. Unemployment in Pierce County, our primary market, was 8.1% in June 2003. The asset liability committee decided to increase the provision primarily as a result of continued weaknesses in the regional economy, and strong growth in multi-family, commercial real estate, and residential construction lending. A total of $96.4 million, or 59.9%, of our loans in multi-family, commercial real estate and residential construction lending were originated within the past eighteen months. We have not experienced losses on these loans but anticipate that over time we will incur losses if economic conditions deteriorate in our market area. Total net loans increased $56.6 million to $403.1 million, or 16.3%, at June 30, 2003 from $346.5 million at June 30, 2002.

     Non-interest Income. Our non-interest income increased $242,000, or 14.2%, for the three months ended June 30, 2003 to $1.9 million from $1.7 million for the same period a year ago. The increase was primarily attributable to gains on the sale of loans of $407,000 in the second quarter of 2003 compared to $105,000 in the second quarter of 2002. We continue to sell some of our single-family real estate mortgages to reduce interest rate and early repayment risks.

     Non-interest Expense. Our non-interest expense increased $1.6 million, or 31.8%, for the three months ended June 30, 2003 to $6.5 million from $4.9 million for the three months ended June 30, 2002. The increase was primarily the result of increased expenditures associated with our technology initiative, for which the most significant systems conversions will be fully implemented in late 2003 and early 2004. The increases were a result of additional staffing, overtime costs, occupancy cost, and outside professional services, and include $534,000 in compensation and benefits, $98,000 in office operations, $761,000 in outside professional services and $179,000 in other operating expenses.

     Compensation and benefits increased $534,000, or 19.6%, for the three months ended June 30, 2003 to $3.3 million compared to $2.7 million for the three months ended June 30, 2002. Compensation and benefits costs represented 50.5% and 55.7% of total non-interest expense for the three months ended June 30, 2003 and 2002, respectively. In preparation for our information systems conversion, we increased the number of permanent and temporary staff. As of June 30, 2003, we employed 215 full-time equivalent employees as compared to 179 at June 30, 2002. Approximately twenty of our existing positions are temporary. We anticipate that these positions will eventually be absorbed within Rainier Pacific Bank through growth or gradual attrition upon completion of our systems conversion. The remaining growth in new positions is due to growth of the business.

     Our office operations increased $98,000, or 13.6%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was primarily attributable to increased costs related to data processing maintenance and depreciation associated with the implementation of initial components of our technology initiative in August 2002. The technology initiative involves substantial information systems conversions to replace our core processing system and related applications. Our existing technology systems are in most cases fully depreciated, and we are no longer incurring any material depreciation expenses associated with these systems.

     Outside professional services increased $761,000, or 146.3%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This was attributable to increased costs for system development project management, testing, and training activities related to the technology initiative.

     Our other operating expenses increased $179,000, or 47.1%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This was primarily a result of the costs associated with converting customer accounts from our former brokerage services provider to PrimeVest Financial Services, Inc. beginning in January 2003, higher employee travel and educational expenses, and an increase in recurring losses from check deposits and overdrafts due to insufficient funds and bad checks.

     Income Tax Expense. Our income tax expense decreased $319,000, or 58.6%, for the three months ended June 30, 2003 to $225,000 from $544,000 for the three months ended June 30, 2002. Income before tax was $655,000 at June 30, 2003 and $1.6 million at June 30, 2002 with effective tax rates of 34.4% and 34.2%, respectively.

Comparison of Operating Results for the six months ended June 30, 2003 and June 30, 2002.

     General. Our net income decreased $834,000, or 40.7%, to $1.2 million for the six months ended June 30, 2003 from $2.0 million for the same period a year ago. The decrease in net income resulted from increased non-interest expense and the provision for loan losses, exceeding the increases in our net interest income and total non-interest income.

     Net Interest Income. Our net interest income increased $1.4 million, or 12.7%, to $12.1 million for the six months ended June 30, 2003 from $10.8 million for the six months ended June 30, 2002. The change in net interest income resulted from increased interest income of $648,000, or 3.8%, and a decrease in interest expense of $721,000, or 11.4%. Between these two periods, our net interest rate margin remained nearly the same, at 4.77% for the six months ended June 30, 2003 compared with 4.81% for the same period a year ago. Offsetting this slight decline was increased balances of interest-earning assets and lower interest expense primarily as a result of our lower cost of funds.

     Interest Income. Our interest income increased $648,000, or 3.8%, to $17.8 million for the six months ended June 30, 2003 from $17.1 million for the same period a year ago. The increase was primarily attributable to a higher average of interest-earning assets of $513.8 million at June 30, 2003 from $452.2 million at June 30, 2002. Interest earned on total loans for the six months ended June 30, 2003 and 2002 was $14.7 million and $13.7 million, respectively. The average yield on total loans was 7.65% for the six months ended June 30, 2003 compared to 8.32% for the same period in 2002, reflecting lower market rates of interest in 2003.

     Interest income on investment securities (including mortgage-backed securities) decreased $353,000, or 11.1%, to $2.8 million for the six months ended June 30, 2003 from $3.2 million he same period in 2002. The average yield on investments declined to 4.74% for the six months ended June 30, 2003 compared to 5.60% for the same period a year ago. The average balances of investment securities for the six months ended June 30, 2003 and 2002 were $118.8 million and $113.3 million, respectively.

     Interest Expense. Our interest expense decreased $721,000, or 11.4%, to $5.6 million for the six months ended June 30, 2003 from $6.3 million for the six months ended June 30, 2002. This decrease is primarily attributable to lower interest rates on deposit accounts. Rates on interest-bearing liabilities decreased to 2.42%, or 73 basis points, for the six months ended June 30, 2003 from 3.15% for the same period a year ago, reflecting the general decline of interest rates from June 30, 2002. Average interest-bearing deposits increased $8.3 million, to $289.4 million for the six months ended June 30, 2003 from $281.1 million for the same period a year ago. Our core deposits were the largest contributors to the increase and were partially offset by a decrease in non-core certificates of deposit.

     Interest expense on borrowed funds increased $567,000, or 20.1%, to $3.4 million for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $173.8 million and $121.2 million for the six months ended June 30, 2003 and 2002, respectively.

     Provision for Loan Losses. Our provision for loan losses increased $600,000, or 40.0%, to $2.1 million for the six months ended June 30, 2003 from $1.5 million for the same period a year ago. The increase in the provision was primarily a result of strong loan growth, weak economic conditions, high unemployment, an unseasoned loan portfolio, and an increase
in consumer loan charge-offs.   Net charge-offs increased $280,000 to $1.3
million for the six months ended June 30, 2003 from $1.0 million for the same period a year ago. The allowance for loan losses as a percent of total loans increased to 1.67% at June 30, 2003 from 1.48% at June 30, 2002. At June 30, 2003, the allowance for loan losses totaled $6.9 million as compared to $5.2 million at June 30, 2002. For additional information on how we calculate our provision for loan losses, please see "Provision for Loan Losses" in the comparison of operating results for the three months ended June 30, 2003 and June 30, 2002.

     Non-interest Income. Our non-interest income increased $569,000, or 17.2%, to $3.9 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. The increase is primarily a result of an increase in gains on the sale of loans of $724,000, partially offset by $54,000 in lower investment service fees from our subsidiary company operations, and a $147,000 decrease in gains on the sale of investments.

     Non-interest Expense. Non-interest expense increased $2.6 million, or 27.7%, to $12.1 million for the six months ended June 30, 2003 from $9.5 million for the six months ended June 30, 2002. These increases are a result of investing in our technology initiative, which includes a new core processing system. Increases in expenses for the six months ended June 30, 2003 compared to the same period last year include $1.0 million in compensation and benefits, $238,000 in office operations, $988,000 of outside professional services, $160,000 in marketing, and $166,000 in other operating expenses.

     Our compensation and benefits represented 52.2% and 55.7% of total non-interest expense for the six months ended June 30, 2003 and 2002. Total compensation and benefits increased $1.0 million, or 19.8%, to $6.3 million for the six months ended June 30, 2003 from $5.3 million for the same period in 2002 primarily as the result of additional staff associated with the technology initiative.

     Office operations increased $238,000, or 17.4%, to $1.6 million, for the six months ended June 30, 2003 from $1.4 million for the same period a year ago. This was primarily a result of costs related to our technology initiative including data processing maintenance.

     Outside professional services increased $988,000, or 103.7%, for the six months ended June 30, 2003 from $953,000 for the six months ended June 30, 2002. This was also attributable to professional services and consulting costs related to our technology initiative, as well as higher occupancy costs.

     Income Tax Expense. Our income tax expense decreased $454,000, or 42.7%, to $609,000 for the six months ended June 30, 2003 compared to $1.1 million for the same period a year ago. Income before income tax was $1.8 million for the first six months of 2003 and $3.1 million for the six months ended June 30, 2002 with effective tax rates of 33.4% and 34.2%, respectively.

Liquidity and Capital Resources

     Liquidity. We actively analyze and manage the Banks liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in this document.

     Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and borrowed funds from the Federal Home Loan Bank of Seattle. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

     At June 30, 2003 we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 45% of total assets, with an unused portion of the line of credit amounting to 21.6% of total assets. This line of credit is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At June 30, 2003, we were in compliance with our collateral requirements, and 48.0% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we held interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes.

     At June 30, 2003, certificates of deposits amounted to $174.3 million, or 35.3% of total deposits, including $173.4 million which are scheduled to mature by June 30, 2004. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to manage the overall cost of the deposit portfolio. Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of savings certificates to retain or decrease deposits in changing interest rate environments.

     Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of June 30, 2003, we were classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all capital requirements. Total equity was $43.5 million June 30, 2003, or 6.10% of total assets on that date. Our regulatory capital ratios at June 30, 2003, were as follows: Tier I leverage of 7.62%; Tier I risk-based capital of 9.94%; and total risk-based capital of 11.20%.


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is further affected by the relative amount of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by gains and losses on loans held-for-sale and is also affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit account, loan service fees and gains on sale of investments and loans.

     The Bank continues to be exposed to interest rate risk and continues to actively manage the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At June 30, 2003, there were no material changes in the Bank's market risk from the information provided in the Company's Registration Statement.

     At June 30, 2003, the Bank had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments nor engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

     In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors, that could significantly affect these controls.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits :
         3.1 Articles of Incorporation of Rainier Pacific Financial Group, Inc. (1)
         3.2   Bylaws of Rainier Pacific Financial Group, Inc. (1)
         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

         --------------
        (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-106349), and incorporated herein by reference.


(b)      Reports on Form 8-K:

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Rainier Pacific Financial Group, Inc.



September 25, 2003               /s/ John A. Hall
                                 ----------------------------------

                                 John A. Hall
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



September 25, 2003               /s/ Joel G. Edwards
                                 -----------------------------------
                                 Joel G. Edwards
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT 31.1

             Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Hall, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Rainier Pacific Financial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 25, 2003               /s/ John A. Hall
                                       -----------------------------------
                                       John A. Hall
                                       President and Chief Executive Officer

                                EXHIBIT 31.2

           Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel G. Edwards, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Rainier Pacific Financial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 25, 2003               /s/ Joel G. Edwards
                                       -----------------------------------
                                       Joel G. Edwards
                                       Chief Financial Officer

                               EXHIBIT 32

    Certification of Chief Executive Officer and Chief Financial Officer
                  of Rainier Pacific Financial Group, Inc.
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John A. Hall                             /s/ Joel G. Edwards
--------------------------                   ------------------------------
John A. Hall                                 Joel G. Edwards
President and Chief Executive Officer        Chief Financial Officer


Dated: September 25, 2003