Form 10-Q
period 2003-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2003-11-13
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number: 000-50362

RAINIER PACIFIC FINANCIAL GROUP, INC. (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	87-0700148 (I.R.S. Employer I.D. Number)

3700 Pacific Highway East, Suite 200, Fife, Washington 98424 (Address of principal executive offices and zip code)

(253) 926-4000 (Registrant's telephone number, including area code)

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

(1) Yes . No X. *
(2) Yes .. No X. *

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes . No X. *

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, no par value	As of September 30, 2003 No shares*

* The registrant's Registration Statement on Form S-1 was declared effective on August 12, 2003. As of September 30, 2003, the registrant had conducted no business except the offering of shares in connection with its subsidiary financial institution's, Rainier Pacific Savings Bank, conversion from mutual to stock form. As of October 20, 2003, the registrant had 8,442,840 outstanding shares of common stock.


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -

Financial Statements.

Rainier Pacific Financial Group, Inc. (the "Company") was formed to serve as the stock holding company for Rainier Pacific Savings Bank (the "Bank") pursuant to the Bank's mutual-to-stock conversion. As of September 30, 2003, the Bank had not completed its conversion, and accordingly, the Company had not yet issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. On October 20, 2003, the Company's offering closed and 7,935,000 shares were sold at $10.00 per share, with an additional 507,840 shares issued to the Rainier Pacific Foundation. Please see "PART II - OTHER INFORMATION, ITEM 2 - Changes in Securities and Use of Proceeds" of this quarterly report for the pro forma impact of the conversion. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended (File Number 333-106349), initially filed on June 20, 2003 and declared effective on August 12, 2003. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report are those of Rainier Pacific Savings Bank and its wholly-owned subsidiary, Support Systems, Inc., as follows:

	Consolidated Statements of Financial Condition as
	of September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Income
	for the three- and nine-month periods ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows
	for the nine-month periods ended September 30, 2003 and 2002	4
	Selected Notes to Unaudited Interim Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	Forward-Looking Statements	8
	Comparison of Financial Condition at September 30, 2003 and December 31, 2002	8
	Comparison of Operating Results
	for the three-month periods ended September 30, 2003 and 2002	9
	Comparison of Operating Results
	for the nine-month periods ended September 30, 2003 and 2002	11
	Liquidity and Capital Resources	13

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4 -	Controls and Procedures	14

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	14
ITEM 2 -	Changes in Securities and Use of Proceeds	14
ITEM 3 -	Defaults upon Senior Securities	17
ITEM 4 -	Submission of Matters to a Vote of Security Holders	17
ITEM 5 -	Other Information	17
ITEM 6 -	Exhibits and Reports on Form 8-K	17

SIGNATURES		18


RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands
	September 30,	December 31,
	2003	2002
ASSETS
ASSETS:
Cash and cash equivalents	$ 9,440	$ 8,564
Interest-bearing deposits with banks	163,469	49
Securities available-for-sale	76,087	52,502
Securities held-to-maturity (fair value of $145,566 at	145,835	49,495
September 30, 2003 and $51,219 at
December 31, 2002
Federal Home Loan Bank stock	11,087	8,006

Loans	443,548	366,420
Less allowance for loan losses	(7,538)	(6,084)

Loans, net	436,010	360,336

Premises and equipment, net	13,889	13,221
Accrued interest receivable	3,480	2,647
Other assets	7,788	4,637

TOTAL ASSETS	$ 867,085	$ 499,457

LIABILITIES AND EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 31,628	$ 24,700
Interest-bearing	613,389	264,760

Total Deposits	645,017	289,460

Borrowed funds	165,550	156,793
Corporate drafts payable	4,352	2,837
Deferred gain on sale and leaseback transaction	1,069	1,219
Accrued compensation and benefits	2,927	3,133
Other liabilities	5,098	3,803

TOTAL LIABILITIES	824,013	457,245

EQUITY:
Accumulated other comprehensive income, net of tax	57	828
Retained earnings	43,015	41,384

TOTAL EQUITY	43,072	42,212

TOTAL LIABILITIES AND EQUITY	$ 867,085	$ 499,457

The accompanying notes are an integral part of these financial statements.


RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
INTEREST INCOME
Loans	$ 7,609	$ 7,134	$ 22,300	$ 20,876
Securities available-for-sale	926	741	2,514	2,448
Securities held-to-maturity	1,199	688	2,427	2,150
Interest-bearing deposits	66	1	77	11
Federal Home Loan Bank stock dividends	134	117	379	311

Total interest income	9,934	8,681	27,697	25,796

INTEREST EXPENSE
Deposits	991	1,234	3,225	4,756
Borrowed funds	1,804	1,668	5,186	4,483

Total interest expense	2,795	2,902	8,411	9,239

Net interest income	7,139	5,779	19,286	16,557

PROVISION FOR LOAN LOSSES	1,200	825	3,300	2,325

Net interest income after provision for loan losses	5,939	4,954	15,986	14,232

NON-INTEREST INCOME
Deposit service fees	854	937	2,605	2,670
Loan service fees	270	253	759	731
Insurance service fees	144	156	459	472
Investment service fees	124	131	437	498
Gain on sale of securities, net	131	5	130	151
Gain on sale of loans, net	173	1,226	1,055	1,383
Gain on sale of premise and equipment, net	50	50	142	143
Other operating income	12	38	45	52

Total non-interest income	1,758	2,796	5,632	6,100

NON-INTEREST EXPENSE
Compensation and benefits	3,517	2,828	9,834	8,099
Office operations	851	734	2,460	2,105
Occupancy, net	326	279	890	822
Loan servicing	69	44	191	159
Outside and professional services	1,600	651	3,541	1,604
Marketing	258	281	844	707
Other operating expenses	456	384	1,414	1,174

Total non-interest expense	7,077	5,201	19,174	14,670

INCOME BEFORE INCOME TAX	620	2,549	2,444	5,662

INCOME TAX EXPENSE	205	874	814	1,937

NET INCOME	$ 415	$ 1,675	$ 1,630	$ 3,725

EARNINGS PER SHARE
Basic	n/a	n/a	n/a	n/a
Diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these financial statements.


RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Nine Months Ended
	September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$ 1,630	$ 3,725
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	1,104	934
Provisions for loan losses	3,300	2,325
Federal Home Loan Bank stock dividends	(379)	(311)
Gain on sale of securities, net	(130)	(151)
Gain on sale of premises and equipment	(142)	(143)
Gain on sale of loans, net	(1,055)	(1,383)
Change in operating assets and liabilities:
Accrued interest receivable	(833)	408
Other assets	(2,756)	(1,202)
Corporate drafts payable	1,515	893
Other liabilities and deferred credits	(206)	(144)
Other, net	1,294	1,666

Net cash from operating activities	3,342	6,617

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales, maturities, prepayments, and calls	47,495	73,854
Purchases	(72,164)	(68,253)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	23,928	4,867
Purchases	(120,220)	(6,080)
Purchases of Federal Home Loan Bank stock	(2,702)	(1,403)
Increase in loans, net	(109,377)	(83,493)
Proceeds from sales of loans	31,458	57,142
Purchases of premises and equipment	(1,778)	(2,985)
Increase in interest-bearing deposits with banks	(163,420)	(143)

Net cash from investing activities	(366,780)	(26,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	355,557	(26,787)
Net increase in borrowed funds	8,757	48,363

Net cash from financing activities	364,314	21,576

NET CHANGE IN CASH AND CASH	876	1,699

CASH AND CASH EQUIVELENTS, beginning of year	8,564	7,085

CASH AND CASH EQUIVELENTS, at end of period	$ 9,440	$ 8,784


RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Dollars In Thousands

Nine Months Ended
September 30
	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$ 8,466	$ 9,142

Income taxes	$ 1,881	$ 1,345

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES
Unrealized gains (losses) on securities available-for-sale, net of tax	$ (769)	$ 762

The accompanying notes are an integral part of these financial statements.


RAINIER PACIFIC SAVINGS BANK AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Rainier Pacific Savings Bank and its wholly-owned subsidiary, Support Systems, Inc. The financial statements of Rainier Pacific Savings Bank and Subsidiary (the "Bank") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Bank's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated statement of financial condition of the Bank as of December 31, 2002 has been derived from the audited consolidated statement of financial condition of the Bank as of that date. The results of operations for the three-months and nine-months ended September 30, 2003 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2003.

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

Note 2 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Bank considers the allowance for loan losses to be a critical accounting estimate.

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At September 30, 2003, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

Note 3 - Mutual-to-Stock Conversion of the Bank

On March 22, 2003, and amended on August 6, 2003, the Board of Directors of the Bank approved a Plan of Conversion (the "Plan") which provides for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provides for the concurrent formation of Rainier Pacific Financial Group, Inc. (the "Company") that will own 100% of the common stock of the Bank. On October 20, 2003, the Bank consummated the conversion following receipt of all required regulatory approvals, the approval of the depositors of the Bank eligible to vote on the Plan, and the satisfaction of all other conditions precedent to the conversion.

Upon conversion, the legal existence of the Bank did not terminate and the stock savings bank is a continuation of the mutual bank. The stock bank has, holds, and enjoys the same in its own right as fully and to the same extent as the same was possessed, held, and enjoyed by the mutual bank. The stock savings bank continues to have and succeeds to all the rights, obligations, and relations of the mutual bank.


In connection with the conversion, the Bank has established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the Registration Statement. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

In connection with the Bank's commitment to its community and pursuant to the plan of conversion, the Company established a charitable foundation, the Rainier Pacific Foundation ("Foundation"), as part of the conversion. In connection with the consummation of the conversion, the Company pledged to donate to the Foundation cash and a number of authorized but unissued shares of common stock in an aggregate amount equal to 8% of the value of the shares of common stock sold in the conversion. On October 20, 2003, the Company donated 507,840 shares in common stock to the Foundation, and in the fourth quarter of 2003 will recognize an expense of $6,348,000 which is equal to the value of the stock at its issuance price of $10.00 per share and the cash pledged to the Foundation. This expense will reduce the Company's earnings and is anticipated result in a loss for the fourth quarter and the year.

The costs related to the mutual-to-stock conversion have been deferred and will be deducted from the proceeds of the shares sold in the offering. As of September 30, 2003, there was approximately $800,000 in conversion costs which were deferred.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report contains certain "forward-looking statements" that may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to: general and local economic conditions; changes in interest rates; deposit flows; demand for mortgage, commercial, and other loans; real estate values; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations and the pricing of our products and services.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

        General. Deposits increased $355.5 million to $645.0 million at September 30, 2003 from $289.5 million at December 31, 2002. Almost all of the deposit growth was generated through out of state depositor activity related to the Bank's filing of an application to convert from mutual to stock form, and funds deposited into the Bank during the third quarter as a result of the common stock subscription offering that commenced on August 22, 2003. In response to the increase in deposits related to the conversion, and growth within our underlying core business, assets increased $367.6 million, or 73.6%, to $867.1 million at September 30, 2003 from $499.5 million at December 31, 2002. Asset growth was comprised of $75.7 million in our net loan portfolio, $119.9 million in investment securities (including mortgage-backed securities), and $164.3 million in cash and interest-bearing deposits. The increase in total assets was funded by a $356.0 million increase in deposits and an $8.8 million increase in borrowed funds from the Federal Home Loan Bank of Seattle.

        Assets. Throughout the nine months ended September 30, 2003, interest rates remained near historically low levels, and many of the Bank's customers continued to refinance their higher-rate real estate related loans. Our net loan portfolio increased $75.7 million, or 21.0%, to $436.0 million at September 30, 2003 from $360.3 million at December 31, 2002, which was primarily attributable to increases in the real estate loan portfolio. The largest contributors were one-to-four family residential loans which increased $38.8 million, or 44.2%, to $126.6 million from $87.8 million, and nonresidential real estate loans which increased $22.6 million, or 37.6%, to $82.7 million from $60.1 million. Multi-family real estate loans also increased $14.7 million to $89.8 million from $75.1 million, and real estate construction loans increased $7.6 million to $8.4 million from $792,000. These increases in the portfolio were partially offset by a decline in home equity and consumer loans of $6.4 million, or 4.5%, to $135.0 million from $141.4 million at December 31, 2002.

        The increase in total loans outstanding was accompanied by an increase of $1.4 million, or 23.0%, in the allowance for loan losses to $7.5 million at September 30, 2003 from $6.1 million at December 31, 2002. This increase resulted in the allowance for loan losses as a percentage of total loans increasing to 1.70% at September 30, 2003 compared to 1.66% at December 31, 2002.

        The investment securities portfolio (including mortgage-backed securities) increased $119.9 million, or 117.6%, to $221.9 million at September 30, 2003 from $102.0 million at December 31, 2002. The increase was primarily attributable to a $55.6 million increase in mortgage-backed securities to $108.0 million from $52.4 million, a $14.6 million increase in corporate bonds to $17.9 million from $3.3 million, and an increase in bank trust preferred securities of $8.7 million to $18.7 million from $10.0 million. The Bank also purchased $1.3 million in municipal obligations, which comprised $12.8 million of the investment securities portfolio as of September 30, 2003. U.S. Government agency securities also increased $28.3 million, and totaled $64.7 million at September 30, 2003 from $36.4 million at December 31, 2002.

        Fixed assets did not substantially increase from December 31, 2002 to September 30, 2003. However, work on our downtown Tacoma building project and our technology initiative are progressing. As of September 30, 2003, the costs that have been capitalized that are associated with the building project and the technology initiative were $2.8 million and $5.3 million, respectively, reflecting an increase of $600,000 for the building project and $1.9 million for the technology initiative from December 31, 2002. The construction-in-progress amount for the building project will accelerate in the fourth quarter as a result of the Bank's receipt of the necessary building permits and the commencement of the construction phase of the project.


        Deposits. Total deposits increased $355.5 million, or 122.8%, to $645.0 million at September 30, 2003 from $289.5 million at December 31, 2002. The Bank's deposit growth primarily resulted from increased deposits from out of state depositors seeking subscription rights and the influx of subscription offering deposits in connection with the Bank's mutual-to-stock conversion. These deposits led to an increase in interest-bearing deposits of $348.6 million to $613.4 million from $264.8 million, and in non-interest-bearing deposits of $6.9 million, to $31.6 million from $24.7 million at year end.

        In addition to segregating deposits between interest-bearing and non-interest-bearing, we measure deposits in two other categories: core and non-core. Core deposits are defined by us as savings accounts, interest-bearing and non-interest-bearing checking accounts, money market accounts, and individual retirement accounts. Non-core deposits are defined as certificates of deposit. We consider core deposits as essential to maintaining a favorable cost of funds and overall profitability. Core deposits increased $301.8 million, or 205.5%, to $448.7 million at September 30, 2003 from $146.9 million at December 31, 2002. However, out of state deposits related to the mutual-to-stock conversion accounted for almost all of the growth in core deposits that we anticipate will be withdrawn shortly after the completion of the conversion. We experienced increases in money market account deposits of $55.8 million, or 100.6%, savings account deposits of $47.7 million, or 133.1%, and checking account deposits of $238.6 million, or 512.2%. Non-core deposits increased $13.8 million, or 9.7% to $156.3 million at September 30, 2003 from $142.5 million at December 31, 2002. We consider non-core deposits to be an acceptable funding source, but we generally will not pursue them if the overall cost is substantially higher than the cost for alternative borrowed funds from the Federal Home Loan Bank of Seattle. As a result of this approach, our balance of non-core deposits may fluctuate more than our balance of core deposits.

        Borrowed Funds. Federal Home Loan Bank of Seattle advances increased $8.8 million to $165.6 million at September 30, 2003 from $156.8 million at December 31, 2002. We used the borrowed funds for both short- and long-term funding of loans and investment securities as part of our strategies to leverage capital and manage interest rate risk. We utilized borrowed funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities thereby increasing interest-earning assets to enhance our net interest income.

        Equity. Total equity increased $900,000 to $43.1 million at September 30, 2003 from $42.2 million at December 31, 2002. Total equity for the nine months ended September 30, 2003 increased as a result of $1.6 million in net income that was partially offset by a $769,000 tax affected decline in the unrealized gain on the available-for-sale portfolio. The Bank's equity-to-assets ratio under generally accepted accounting principles in the United States of America was 4.97% at September 30, 2003 compared to 8.45% at December 31, 2002. The decrease in the equity-to-assets ratio was primarily attributable to the significant influx of out of state deposits related to the initial public offering that significantly increased customer deposits and concurrently total assets.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

        General. Net income decreased $1.3 million to $415,000 for the three months ended September 30, 2003 compared to $1.7 million for the three months ended September 30, 2002. This decrease in net income for the three months ended September 30, 2003 was attributable to a higher provision for loan losses and higher non-interest expenses primarily related to the Bank's technology initiative.

        Net Interest Income. Net interest income increased $1.3 million, or 22.4%, to $7.1 million for the three months ended September 30, 2003 compared to $5.8 million for the three months ended September 30, 2002. The increase in net interest income resulted from an increase in interest income of $1.2 million and a decrease in interest expense of $107,000, or 3.7%. For the three months ended September 30, 2003, average interest-earning assets increased to $673.0 million from $468.5 million for the same period a year ago. Offsetting this increase in average interest-earning assets was a 153 basis point decline in our net yield on interest-earning assets to 5.88% for the third quarter of 2003 from 7.41% for the third quarter of 2002. The decline in net yield was largely attributable to the influx of out of state and subscription offering deposits being invested in low-rate overnight and short-term investments.

        Interest Income. Interest income for the three months ended September 30, 2003 increased $1.2 million or 13.8%, to $9.9 million compared to $8.7 million for the same period in 2002. The increase was the result of a $204.5 million increase in the average balance of interest-earning assets during the three months ended September 30, 2003 primarily as a result of investment purchases and increased interest-bearing deposits resulting from funds related to the stock offering, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the three months ended September 30, 2003 was $7.6 million compared


to $7.1 million for the three months ended September 30, 2002. The average yield on total loans declined to 7.22% for the three months ended September 30, 2003 compared to 8.19% for the three months ended September 30, 2002.

        Interest income on investment securities (including mortgage-backed securities) increased $696,000 to $2.1 million for the three months ended September 30, 2003 compared to $1.4 million for the three months ended September 30, 2002. The increase resulted from a $116.6 million increase in average investments to $228.6 million for the three months ended September 30, 2003 compared to $112.0 million for the same period a year ago. This increase was partially offset by a 139 basis point decline in the average yield on investments to 3.72% for the third quarter of 2003 as compared to 5.11% for the third quarter in 2002.

        Interest Expense. Interest expense decreased $107,000 to $2.8 million for the three months ended September 30, 2003 compared to $2.9 million for the three months ended September 30, 2002. The decrease is primarily attributable to the average cost of interest-bearing liabilities decreasing 97 basis points from 2.65% in the third quarter of 2002 to 1.68% in the third quarter of 2003. The average balance of interest-bearing deposits increased $227.8 million, or 87.0%, to $489.7 million for the three months ended September 30, 2003 from $261.9 million for the three months ended September 30, 2002

        Interest expense on Federal Home Loan Bank of Seattle advances increased $136,000 for the three months ended September 30, 2003 to $1.8 million from $1.7 million for the three months ended September 30, 2002. The increase is attributable to the larger average balance of the Federal Home Loan Bank of Seattle advances outstanding of $212.6 million for the three months ended September 30, 2003 compared to $155.5 million for the three months ended September 30, 2002. Prior to the growth in deposits from out of state depositors experienced during the second quarter of 2003, additional overnight and term borrowings were used to fund growth in both loans and investments.

        Provision for Loan Losses. Our Asset/Liability Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies, and vacancy rates of commercial and residential properties.

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on historical measures such as the amount and type of classified loans, past due ratios, and the actual loss experience; which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or nonresidential real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the asset liability committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.

        The provision for loan losses increased $375,000 to $1.2 million for the three months ended September 30, 2003 compared to $825,000 for the three months ended September 30, 2002. We increased the provision in connection with continued strong loan growth, the unseasoned nature of the loan growth, and the relatively weak regional and local economy. Total loans increased $97.4 million to $443.5 million, or 28.1%, at September 30, 2003 from $346.1 million at September 30, 2002. As a result of these factors and continued increases in the multi-family, nonresidential real estate, and residential construction loan portfolios, the Asset/Liability Committee decided to increase the Bank's provision for loan losses during the third quarter. Washington State had the third highest unemployment rate in the nation at 7.6% for September 2003. Unemployment in Pierce County, our primary market, was 7.7% unadjusted for seasonal variation in September 2003. In addition, a total of $98.4 million, or 54.4%, of our multi-family, nonresidential real estate, and residential construction loan portfolios were originated within the past eighteen months. Although we have not experienced any losses on these loan types, the unseasoned nature of these loans and continued weak economic conditions in our market area may result in future loan losses from these loan portfolios.

        Non-interest Income. Non-interest income decreased $1.0 million, or 35.7%, to $1.8 million for the three months ended September 30, 2003 compared to $2.8 million for the same period a year ago. The decrease was primarily attributable to gains on the sale of loans of $173,000 in the third quarter of 2003 compared to $1.2 million


in the third quarter of 2002. We continue to sell a portion of our single-family real estate mortgage production to reduce interest rate risk.

        Non-interest Expense. Non-interest expense increased $1.9 million, or 36.5%, to $7.1 million for the three months ended September 30, 2003 compared to $5.2 million for the three months ended September 30, 2002. The increase was primarily the result of increased expenditures associated with our technology initiative, for which the most significant systems conversions will be fully implemented in late 2003 and early 2004. Increased expenses were a result of additional staffing, overtime costs, occupancy cost, and outside professional services, which included a $689,000 increase in compensation and benefits, $117,000 in office operations, and $949,000 in outside and professional services.

        Compensation and benefits increased $689,000 to $3.5 million for the three months ended September 30, 2003 compared to $2.8 million for the three months ended September 30, 2002. Compensation and benefits costs represented 49.7% and 54.4% of total non-interest expense for the three months ended September 30, 2003 and 2002, respectively. In preparation for our information systems conversions, we increased the number of regular and temporary staff. As of September 30, 2003, we employed 220 full-time equivalent employees as compared to 181 at September 30, 2002. Approximately 20 of these positions are temporary. We anticipate that these positions will eventually be absorbed within the Bank through growth or gradual attrition upon completion of the systems conversions. The remaining growth in new positions is as a result of growth of the business.

        Office operations increased $117,000 to $851,000 for the three months ended September 30, 2003 compared to $734,000 for the three months ended September 30, 2002. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of initial components of our technology initiative. The technology initiative involves substantial information systems conversions to replace our core processing system and related applications. The existing technology systems are in most cases fully depreciated, and we are no longer incurring any material depreciation expenses associated with these systems.

        Outside professional services increased $949,000 to $1.6 million for the three months ended September 30, 2003 compared to $651,000 for the three months ended September 30, 2002. This increase was primarily attributable to $1.1 million in technology initiative costs for the three months ended September 30, 2003 related to system development project management, testing, and training activities; compared to $429,000 for the same period a year ago.

        Income Tax Expense. Income tax expense decreased $669,000 to $205,000 for the three months ended September 30, 2003 compared to $874,000 for the three months ended September 30, 2002. Income before tax was $620,000 for the three months ended September 30, 2003 compared to $2.5 million for the three months ended September 30, 2002; with effective tax rates of 33.1% and 34.3%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

        General. Net income decreased $2.1 million, or 56.8%, to $1.6 million for the nine months ended September 30, 2003 compared to $3.7 million for the same period a year ago. The decrease in net income resulted from an increase in non-interest expense, higher provision for loan losses, and lower fee income compared to the nine months ended September 30, 2002, which were partially offset by higher net interest income.

        Net Interest Income. Net interest income increased $2.7 million, or 16.3%, to $19.3 million for the nine months ended September 30, 2003 compared to $16.6 million for the nine months ended September 30, 2002. The change in net interest income resulted from increased interest income of $1.9 million and a decrease in interest expense of $828,000. Our net interest rate margin declined to 4.55% for the nine months ended September 30, 2003 compared to 4.84% for the same period a year ago. Offsetting the decline in our net interest margin was an increase in our average interest-earning assets.

        Interest Income. Interest income increased $1.9 million, or 7.4%, to $27.7 million for the nine months ended September 30, 2003 compared to $25.8 million for the same period a year ago. The increase was primarily attributable to a higher average balance of interest-earning assets of $566.8 million during the nine months ended September 30, 2003 from $460.4 million during the nine months ended September 30, 2002. Interest earned on total loans for the nine months ended September 30, 2003 and 2002 was $22.3 million and $20.9 million, respectively. The average yield on total loans was 7.48% for the nine months ended September 30, 2003 compared to 8.26% for the same period in 2002, reflecting lower market rates of interest in 2003.


        Interest income on investment securities (including mortgage-backed securities) decreased $343,000 to $4.9 million for the nine months ended September 30, 2003 compared to $4.6 million for the same period in 2002. Lower market rates in 2003, and the low rates earned on overnight and short-term investments in the third quarter of 2003 as a result of high deposit inflows related to the subscription offering, resulted in the average yield on investments declining to 4.31% for the nine months ended September 30, 2003 compared to 5.43% for the nine months ended September 30, 2002. The average balances of investment securities for the nine months ended September 30, 2003 and 2002 were $155.4 million and $112.9 million, respectively.

        Interest Expense. Interest expense decreased $828,000 to $8.4 million for the nine months ended September 30, 2003 from $9.2 million for the nine months ended September 30, 2002. This decrease is primarily attributable to lower interest rates on deposit accounts. Rates on interest-bearing liabilities decreased to 2.21%, or 81 basis points, for the nine months ended September 30, 2003 compared to 3.02% for the same period a year ago, reflecting a general decline in interest rates over the past year and the effects of lower deposit costs associated with the funds received in connection with the subscription offering. Average interest-bearing deposits increased $153.7 million, to $428.6 million for the nine months ended September 30, 2003 compared to $274.9 million for the same period a year ago.

        Interest expense on borrowed funds increased $703,000 to $5.2 million for the nine months ended September 30, 2003 compared to $4.5 million for the nine months ended September 30, 2002. This increase in interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $186.7 million and $132.6 million for the nine months ended September 30, 2003 and 2002, respectively.

        Provision for Loan Losses. The provision for loan losses increased $975,000 to $3.3 million for the nine months ended September 30, 2003 compared to $2.3 million for the same period a year ago. The increase in the provision was primarily a result of strong loan growth, weak economic conditions, an unseasoned multi-family and commercial real estate loan portfolio, and an increase in consumer loan charge-offs. Net charge-offs increased $303,000 to $1.8 million for the nine months ended September 30, 2003 compared to $1.5 million for the same period a year ago. The allowance for loan losses as a percent of total loans increased to 1.70% at September 30, 2003 from 1.60% at September 30, 2002. At September 30, 2003, the allowance for loan losses totaled $7.5 million as compared to $6.1 million at September 30, 2002. For additional information on how we calculate our provision for loan losses, please see "Provision for Loan Losses" in "-- Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002."

        Non-interest Income. Non-interest income decreased $468,000 to $5.6 million for the nine months ended September 30, 2003 compared to $6.1 million for the nine months ended September 30, 2002. The decrease is primarily a result of a decrease in gains on the sale of loans of $328,000, $65,000 in lower deposit service fees, $61,000 in lower investment service fees from our subsidiary company operations, and a $21,000 decrease in gains on the sale of investments.

        Non-interest Expense. Non-interest expense increased $4.5 million, or 30.6%, to $19.2 million for the nine months ended September 30, 2003 compared to $14.7 million for the nine months ended September 30, 2002. This increase was primarily the result of increased staffing related to the technology initiative and growth in the Bank's core business, as well as office operations and outside professional services related to the technology initiative. Increases in expenses for the nine months ended September 30, 2003 compared to the same period last year include $1.9 million in outside and professional services, $1.7 million in compensation and benefits, $355,000 in office operations, $137,000 in marketing, and $340,000 in all other operating expense categories.

        Compensation and benefits represented 51.3% and 55.2% of total non-interest expense for the nine months ended September 30, 2003 and 2002, respectively. Total compensation and benefits increased $1.7 million, or 21.0%, to $9.8 million for the nine months ended September 30, 2003 from $8.1 million for the same period in 2002 primarily as a result of additional staff associated with the technology initiative and staff additions in the Bank's branch network.

        Outside and professional services increased $1.9 million, or 118.8%, to $3.5 million for the nine months ended September 30, 2003 compared to $1.6 million for the nine months ended September 30, 2002. This was attributable to professional services and consulting costs related to our technology initiative.


        Office operations increased $355,000 to $2.5 million for the nine months ended September 30, 2003 compared to $2.1 million for the same period a year ago. This was primarily a result of costs related to our technology initiative including data processing maintenance.

        Income Tax Expense. Income tax expense decreased $1.1 million to $814,000 for the nine months ended September 30, 2003 compared to $1.9 million for the same period a year ago. Income before income tax was $2.4 million for the first nine months of 2003 compared to $5.7 million for the nine months ended September 30, 2002; with effective tax rates of 33.3% and 34.2%, respectively.

Liquidity and Capital Resources

        Liquidity. We actively analyze and manage the Bank's liquidity with the objectives of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements of this quarterly report.

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, and borrowed funds from the Federal Home Loan Bank of Seattle. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At September 30, 2003, we maintained a credit facility with the Federal Home Loan Bank of Seattle equal to 45% of total assets, with an unused portion of the facility amounting to 25.9% of total assets. This credit facility is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At September 30, 2003, we were in compliance with our collateral requirements, and 57.6% of the facility with the Federal Home Loan Bank of Seattle, or $224.7 million, was available. In addition, we held interest-bearing deposits, available-for-sale investment securities, and readily saleable loans for liquidity purposes.

        At September 30, 2003, certificates of deposits amounted to $161.7 million, or 25.1% of total deposits, including $152.8 million which are scheduled to mature by September 30, 2004. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to manage the overall cost of the deposit portfolio. Once the repricing objectives have been met, we return our deposit pricing to market rates and seek to recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of September 30, 2003, we were classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $43.1 million at September 30, 2003, or 4.97% of total assets on that date. Our regulatory capital ratios at September 30, 2003, were as follows: Tier I leverage of 5.92%; Tier I risk-based capital of 9.09%; and total risk-based capital of 10.34%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is further affected by the relative amount of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by gains and losses on loans held-for-sale and is also affected by the level of non-interest income


and expenses. Non-interest income includes items such as service charges and fees on deposit account, loan servicing fees, and gains on sale of investments and loans.

        The Bank continues to be exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At September 30, 2003, there were no material changes in the Bank's market risk from the information provided in the Company's Registration Statement.

        At September 30, 2003, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

(b)    Changes in Internal Controls.

        In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On August 12, 2003, the Company's Registration Statement on Form S-1 (File No. 333-106349) was declared effective, and provided for the issuance of up to 7,935,000 shares of common stock at $10.00 per share in connection with the Bank's mutual-to-stock conversion. The subscription offering associated with the conversion commenced on August 22, 2003 and ended on September 19, 2003. On October 20, 2003, the Bank consummated the mutual-to-stock conversion, and the Company issued 7,935,000 shares of its common stock, no par value, that were sold at a price of $10.00 per share in the subscription offering. In connection with the conversion, the Company established the Rainier Pacific Foundation, and capitalized the Foundation by issuing an additional 507,840 shares of its common stock and will make a $1.3 million cash contribution in the first quarter of 2004.

The Company incurred approximately $1.8 million in expenses as of October 20, 2003 in connection with the issuance and distribution of the securities registered. Keefe, Bruyette & Woods, Inc. acted as Investment Advisor to


the Company and assisted in the sale of the Company's common stock on a "best efforts" basis. A success fee of $813,000 was paid to Keefe, Bruyette and Woods, Inc., while the remaining $1.0 million represented other expenses of the offering. No payments were made directly or indirectly to any directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

In connection with the offering, the Company received $77.5 million in net proceeds after deducting expenses. The Company invested $38.8 million of the net proceeds into the Bank in exchange for 100% of the Bank's capital stock, and loaned $6.8 million of the net proceeds to the Rainier Pacific 401(k) Employee Stock Ownership Plan to purchase Company common stock. The remaining $31.9 million in net proceeds was retained by the Company as working capital.

The following condensed consolidated statement of financial condition and consolidated statement of operations illustrate the pro forma financial statements of the Company as if the mutual-to-stock conversion was completed as of September 30, 2003, and the capitalization of the Company after giving effect to the conversion based on the number of shares issued.

Pro Forma Condensed Consolidated Statement of Financial Condition
(Unaudited)
Dollars in Thousands
	As of September 30, 2003
	Rainier Pacific Savings Bank and Subsidiary	Pro Forma Rainier Pacific Financial Group Adjustments	Pro Forma Consolidated Bank and Holding Company
ASSETS
Cash and interest-bearing deposits (1)	$ 172,909	$ (1,048)	$ 171,861
Securities	233,009	-	233,009
Loans, net	436,010	-	436,010
Premises and equipment, net	13,889	-	13,889
Other assets (2)	11,268	1,358	12,626

TOTAL ASSETS	$ 867,085	$ 310	$ 867,395

LIABILITIES
Deposits (3)	$ 645,017	$ (255,244)	$ 389,773
Borrowed funds	165,550	-	165,550
Other liabilities (4)	13,446	183,918	197,364

TOTAL LIABILITIES	824,013	(71,326)	752,687

SHAREHOLDER'S EQUITY (5)	43,072	82,580	125,652
Less: Contribution to the Foundation (6)	-	(6,348)	(6,348)
Contra equity: loan to the employee stock
stock ownership plan (7)	-	(6,754)	(6,754)
Plus: Tax benefit of contribution to the Foundation (8)	-	2,158	2,158

TOTAL SHAREHOLDERS' EQUITY (9)	43,072	71,636	114,708

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 867,085	$ 310	$ 867,395

(1)	Reflects payment of the projected remaining stock offering costs of $1,048,000 that will be incurred after September 30, 2003.
(2)	Includes recognition of a deferred tax asset of $2,158,000 created by the $6,348,000 charitable contribution to the Rainier Pacific Foundation partially offset by the recognition of $800,000 in deferred stock offering costs incurred through September 30, 2003.
(3)	Deposit funds totaling $72,596,000 (i.e., $79,350,000 less ESOP loan of $6,754,000) were used to purchase stock and $182,648,000 of deposits will be refunded to subscribers due to the oversubscription of the offering.
(4)	Offering was oversubscribed and subscription deposits of $182,648,000 are reclassified as an "other liability" of the Company due to those deposits being refunded to subscribers; plus the recording of an "other liability" for the cash contribution of $1,270,000 that is payable by the Company to the Rainier Pacific Foundation.
(5)	Increase in equity includes gross offering proceeds of $79,350,000, plus the value of shares at the initial offering price of $10.00 per share issued to the Rainier Pacific Foundation of $5,078,000, less the estimated offering costs of $1,848,000.
(6)	Contribution to the Rainier Pacific Foundation of $6,348,000 consists of $5,078,000 in shares issued and $1,270,000 to be funded in cash.
(7)	Establishment of the loan to the Rainier Pacific 401(k) Employee Stock Ownership Plan of $6,754,000 at the initial offering price of $10.00 per share for 675,400 shares.
(8)	Tax benefit of $2,158,000 created by the $6,348,000 contribution of stock and cash to the Rainier Pacific Foundation at a 34% tax rate ($6,348,000 x 34%).
(9)	No adjustments were made for a restricted stock plan or stock option plan as proposed in the Company's filing since these plans have not yet been presented to, nor approved by the shareholders.

Pro Forma Condensed Consolidated Statement of Operations
(Unaudited)
Dollars in Thousands

	For the Nine Months Ended September 2003
	Rainier Pacific Savings Bank and Subsidiary	Pro Forma Rainier Pacific Financial Group Adjustments	Pro Forma Consolidated Bank and Holding Company

INTEREST INCOME	$ 27,697	$ -	$ 27,697
INTEREST EXPENSE	8,411	-	8,411
Net interest income	19,286	-	19,286

PROVISION FOR LOAN LOSSES	3,300	-	3,300
Net interest income after provision for loan losses	15,986	-	15,986

NON-INTEREST INCOME	5,632	-	5,632

NON-INTEREST EXPENSE (1)	19,174	6,348	25,522

INCOME (LOSS) BEFORE INCOME TAX	2,444	(6,348)	(3,904)

INCOME TAX EXPENSE (BENEFIT) (2)	814	(2,158)	(1,344)

NET INCOME (LOSS)	$ 1,630	$ (4,190)	$ (2,560)

PRO FORMA EARNINGS (LOSS) PER SHARE
Basic and diluted			$ (0.33)
Weighted average shares outstanding (3)			7,767,440
Weighted average diluted shares outstanding (3)			7,767,440

(1)	Contribution to the Rainier Pacific Foundation of $6,348,000, consisting of $5,078,000 in shares issued and $1,270,000 to be funded in cash.
(2)	Tax benefit of $2,158,000 created by the charitable contribution of stock and cash to the Rainier Pacific Foundation at a 34% tax rate ($6,348,000 x 34%).
(3)	The weighted average shares outstanding are determined by adding the number of shares sold in the conversion (7,935,000) to the number of shares issued to the Rainier Pacific Foundation (507,840), and by subtracting the number of shares representing the employee stock ownership plan shares which have not been allocated (675,400).


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

(b)      Reports on Form 8-K:

           Not applicable.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                Rainier Pacific Financial Group, Inc.

November 12, 2003                                                                /s/ John A. Hall
                                                                                                 John A. Hall
                                                                                                 President and Chief Executive Officer
                                                                                                 (Principal Executive Officer)

November 12, 2003                                                                /s/ Joel G. Edwards
                                                                                                 Joel G. Edwards
                                                                                                 Chief Financial Officer
                                                                                                 (Principal Financial and Accounting Officer)


EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainier Pacific Financial Group, Inc;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: November 12, 2003                                                            /s/ John A. Hall
                                                                                                        John A. Hall
                                                                                                        President and Chief Executive Officer


EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel G. Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainier Pacific Financial Group, Inc;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: November 12, 2003                                                    /s/ Joel G. Edwards
                                                                                                Joel G. Edwards
                                                                                                Chief Financial Officer


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

Dated: November 12, 2003
