Form 10-K
period 2003-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2004-03-18
CIK 1243800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

3700 Pacific Highway East, Suite 200, Fife, Washington	98424
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    X   NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes       NO   X

        As of March 5, 2004, there were outstanding 8,442,840 shares of the Registrant's common stock, which are listed on the Nasdaq National Market System under the symbol "RPFG." Based on the closing price for the common stock on March 5, 2004, the aggregate value of the common stock outstanding held by nonaffiliates of the Registrant was $118,803,937 (7,204,605 shares at $16.49 per share). For purposes of this calculation, common stock held by executive officers and directors of the Registrant and the unallocated shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III).


RAINIER PACIFIC FINANCIAL GROUP, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

(i)


PART I

Item 1. Business

General

        Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company. At December 31, 2003, we had total assets of $685.3 million, total deposits of $315.4 million and total shareholders' equity of $114.6 million. The Company's business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

        The Bank is a well-established financial institution with a 70 year history of meeting the financial needs of its customers, who are primarily located in our local market of Pierce County, Washington. We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowner's insurance, financial planning, and non-federally insured mutual fund and investment services through our wholly-owned subsidiary, Support Systems, Inc. We also provide a limited offering of deposit and loan services to small businesses within our local community to accommodate our existing customers. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund. Our primary regulators are the Washington Department of Financial Institutions and the FDIC.

        We began operations as a credit union in 1932 when we were formed as Tacoma Teachers Credit Union to serve the financial needs of Tacoma School District employees. In 1973, the Credit Union's name was changed to Educational Employees Credit Union, and we expanded our field of membership to encompass all employees in the field of education within the greater Tacoma and Pierce County area. The membership base was further expanded in 1988 by a merger with Health Care Credit Union which extended membership eligibility to all health care employees in Pierce County.

        During 1993, 1994 and 1995, we obtained approval from the State of Washington's Department of Financial Institutions to extend credit union membership eligibility to all residents and employees of businesses in most communities in the Tacoma-Pierce County and City of Federal Way geographical market. On October 16, 1995, we changed our name to Rainier Pacific, A Community Credit Union to reflect our change from an employer-based credit union to an inclusive community-based financial services provider.

        On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank. The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, residential construction and land loans, and the ability to offer small business banking services. Since that time, we have significantly increased our originations of multi-family and commercial real estate loans.

        On October 20, 2003 we completed our conversion from a state chartered mutual savings bank to a state chartered stock savings bank. In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation.

Available Information

        The Company posts its annual report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investors relations page at www.rainierpac.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). All


SEC filings of the Company are also available free of charge at the SEC's website, www.sec.gov or by calling the SEC at 1-800-SEC-0330.

Market Area

        We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way. Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 746,000 residents and a median household income of approximately $48,400 and average household income of $60,400. The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 84,000 and a median household income of approximately $52,900.

        Our local economy possesses a blend of regional, national and international economic factors. In recent years, however, the local economy and Washington State have encountered a significant slowing of economic growth. The unemployment rates in the Pierce County market averaged just below 7.7% in 2003 and was among the highest in the country. Although Pierce County is expected to benefit from the recent national economic recovery, the local and state economy is anticipated to recover more slowly than the general U.S. economy. During the past decade, the local economy has transitioned from an economy dependent upon aerospace, manufacturing, and natural resources, to one that is more focused on the service industry and international trade. The professional and technical service sectors today represent approximately 30% of the jobs in Pierce County, up from 15% ten years ago. Pierce County's unemployment rate, although high compared to national averages, has not risen significantly from its historical norms. The local economy is expected to benefit as the national economy strengthens and import/export activity improves, and as growth in the high technology and health care sectors accelerate. The Port of Tacoma is rapidly growing in container shipping capacity and continues to benefit from increased international trade activity as the global economy rebounds. The presence of Fort Lewis Army Base and McChord Air Force Base, with potential growth in the number of civilians and military employees, will provide stability for our local economy in future years. Population growth has averaged 2.3% per year during the past decade according to the Tacoma-Pierce County Chamber of Commerce.

        The City of Tacoma is experiencing strong revitalization of its downtown central business district with the addition of the International Museum of Glass, the new Tacoma Art Museum, a new convention center, a new hotel, new residential housing and the expansion of the University of Washington Tacoma Campus.

Delivery Methods

        We provide a high level of convenient access for our customers in a variety of ways, having adopted an integrated "bricks, clicks and mortar" delivery systems strategy. Unlike many organizations that intentionally try to migrate customer transactions to automated channels, our strategy focuses on giving consumers integrated, yet flexible, options and choices as to how they wish to transact business with us. Therefore, we focus upon developing each of the three delivery systems of our "bricks, clicks, and mortar" strategy.

        The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur. As a local financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way.

        The core components of the "clicks" element of our delivery channel strategy relates to internet banking and automated teller machines. We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances, make transfers, apply for a mortgage or consumer loan, and even pay bills. To accommodate 24 hour, seven day a week availability to cash, we have expanded our network over the past several years to include 19 automated teller machines throughout Pierce County and the City of Federal Way.


        The "mortar" element of our "bricks, clicks and mortar" strategy is our Call Center. The Call Center completes what we need to provide an integrated delivery solution for our customers. We continue to focus on improving the speed in which all telephone calls are answered, the level of customer service provided, and the ability to handle virtually all of our customers' banking requests over the phone. In addition to the employee staffed Call Center that is available to customers during the week from 7:00 a.m. to 7:00 p.m. weekdays, and 9:00 a.m. to 1:00 p.m. on Saturdays, we also provide 24-hour, seven day a week telephone banking through an automated voice response system.

        Our three-pronged delivery channel strategy allows customers to decide how they want to access our services through an appropriate blend of high-touch and high-tech service.

Lending Activities

        General. We focus our lending activities primarily on the generation of consumer loans, loans secured by first mortgages on owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and real-estate construction and land loans. We offer a wide variety of consumer secured and unsecured loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans and VISA lines of credit, and home equity loans and lines of credit. We began offering multi-family and commercial real estate loans in November 1995 and focus on originating multi-family and commercial real estate loans on properties located in the Puget Sound region of Western Washington. In 2002, we hired an experienced construction loan specialist and began offering construction loans on residential properties and to local builders in September 2002. With the challenges of a slow local economy, we have continued to focus on originating and retaining a large portion of our loans that are secured or collateralized by real estate or other forms of collateral, including automobiles. As of December 31, 2003, the net loan portfolio totaled $439.3 million and represented 64.1% of our total assets. As of December 31, 2003, our total loan portfolio was comprised of: 28.2% one- to four-family home loans, 21.2% commercial real estate loans, 19.5% multi-family real estate loans, 14.4% secured consumer loans, 7.5% unsecured consumer loans (including our VISA credit card portfolio), 7.0% home equity loans and 1.9% in construction and 0.3% in commercial business loans.

        Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15% of Rainier Pacific Bank's capital. Our five largest aggregate borrowers as of December 31, 2003 all had borrowing relationships that included multi-family or commercial real estate loans. Our largest single borrower relationship was to a family partnership with four loans totaling $6.0 million, secured by four multi-family properties. The second largest borrower was a family trust with a loan of $5.9 million, secured by a commercial real estate property. The third largest borrowing relationship was a real estate loan to a limited liability corporation in the amount of $5.6 million, secured by a multi-family property. The fourth largest borrowing relationship was with another limited liability corporation in the amount of $5.5 million on a retail shopping center development. The fifth largest loan was to another separate limited liability company in the amount of $5.1 million on a mixed use multi-family residential retail shopping center development. All of the loans mentioned above have personal guarantees in place as an additional source of repayment including those made to partnerships and corporations. At December 31, 2003, we also had a single credit outstanding associated with the sale of our administrative office building in Fife in 1999. The $8.1 million sales price of our administrative office building was financed by us in the amount of a $6.2 million loan, of which the remaining outstanding balance at December 31, 2003 was $5.8 million. All of the properties securing the aforementioned loans were in the Puget Sound region. All of these loans were performing according to their terms at December 31, 2003.

        We plan to continue to originate consumer and real estate related loans primarily within the geographic markets we serve. In addition, we are planning to expand our limited small business lending, which involves greater risks of default and delinquency than other types of lending we are currently engaged in. In February 2004, we hired an experienced business banking executive to lead our business banking expansion.


        Loan Portfolio Analysis. The following table sets forth the composition of Rainier Pacific Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real Estate:
One- to four-family residential	$ 126,183	28.19%	$ 87,804	23.96%	$ 85,761	26.78%	$ 82,148	30.15%	$ 83,536	32.38%
Five or more family residential	87,068	19.45	75,109	20.50	38,366	11.98	12,259	4.50	6,234	2.42
Commercial	94,913	21.20	60,126	16.41	41,427	12.94	15,094	5.54	15,362	5.95
Total real estate	308,164	68.84	223,039	60.87	165,554	51.70	109,501	40.19	105,132	40.75

Real estate construction:
One- to four-family residential	8,364	1.87	792	0.22	476	0.15	--	--	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	8,364	1.87	792	0.22	476	0.15	--	--	--	--

Consumer:
Automobile	59,779	13.36	62,619	17.08	65,420	20.43	62,785	23.05	63,888	24.76
Home equity	31,545	7.05	33,078	9.03	35,720	11.15	39,733	14.58	31,193	12.09
Credit Cards	22,834	5.10	25,445	6.94	25,392	7.93	27,158	9.97	24,432	9.47
Other	15,735	3.52	20,294	5.54	26,195	8.18	32,285	11.85	32,168	12.47
Total consumer	129,893	29.03	141,436	38.59	152,727	47.69	161,961	59.45	151,681	58.79

Commercial/business	1,170	0.26	1,188	0.32	1,487	0.46	977	0.36	1,185	0.46

Subtotal	447,591	100.00%	366,455	100.00%	320,244	100.00%	272,439	100.00%	257,998	100.00%
Less:
Net deferred loan origination
(fees) costs	(34)		(35)		(292)		39		(45)

Total loans	447,557		366,420		319,952		272,478		257,953

Allowance for loans losses	(8,237)		(6,084)		(4,755)		(2,969)		(2,655)

Loans, net	$439,320		$360,336		$315,197		$269,509		$255,298


        The following table shows the composition of Rainier Pacific Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$ 114,227	25.52%	$ 78,574	21.44%	$ 77,181	24.10%	$ 73,910	27.13%	$ 78,767	30.53%
Five or more family residential	30,603	6.84	37,966	10.36	35,770	11.17	7,563	2.78	6,234	2.42
Commercial	81,391	18.18	48,398	13.21	39,360	12.29	15,094	5.54	15,362	5.95
Total real estate	226,221	50.54	164,938	45.01	152,311	47.56	96,567	35.45	100,363	38.90

Real estate construction:
One- to four-family residential	167	0.04	--	--	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	167	0.04	--	--	--	--	--	--	--	--

Consumer:
Automobile	59,779	13.35	61,589	16.80	65,420	20.43	62,785	23.03	63,888	24.77
Home equity	21,680	4.84	21,021	5.74	23,343	7.29	26,010	9.55	22,974	8.90
Credit Cards	745	0.17	1,061	0.29	1,254	0.39	1,384	0.51	764	0.30
Other	7,230	1.62	10,928	2.98	14,401	4.50	18,323	6.73	17,065	6.61
Total consumer	89,434	19.98	94,599	25.81	104,418	32.61	108,502	39.82	104,691	40.58

Commercial/business	--	--	288	0.08	616	0.19	130	0.05	437	0.17

Total fixed-rate loans	315,822	70.56	259,825	70.90	257,345	80.36	205,199	75.32	205,491	79.65

ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	11,956	2.67	9,225	2.52	8,580	2.68	8,238	3.03	4,769	1.85
Five or more family residential	56,465	12.62	37,143	10.13	2,596	0.81	4,696	1.72	--	--
Commercial	13,522	3.02	11,728	3.20	2,067	0.65	--	--	--	--
Total real estate	81,943	18.31	58,096	15.85	13,243	4.14	12,934	4.75	4,769	1.85

(table continues on following page) 5

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS:
Real estate construction:
One- to four-family residential	8,197	1.83	792	0.22	476	0.15	--	--	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	8,197	1.83	792	0.22	476	0.15	--	--	--	--

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	9,865	2.20	12,057	3.29	12,377	3.86	13,723	5.04	8,219	3.19
Credit Cards	22,089	4.94	24,385	6.65	24,138	7.54	25,774	9.46	23,668	9.17
Other	8,505	1.90	10,400	2.84	11,794	3.68	13,962	5.12	15,103	5.85
Total consumer	40,459	9.04	46,842	12.78	48,309	15.08	53,459	19.62	46,990	18.21
Commercial/business	1,170	0.26	900	0.25	871	0.27	847	0.31	748	0.29

Total adjustable rate loans	131,769	29.44	106,630	29.10	62,899	19.64	67,240	24.68	52,507	20.35

Subtotal	447,591	100.00%	366,455	100.00%	320,244	100.00%	272,439	100.00%	257,998	100.00%

Less:
Net deferred loan origination
(fees) costs	(34)		(35)		(292)		39		(45)

Total loans	447,557		366,420		319,952		272,478		257,953

Allowance for loans losses	(8,237)		(6,084)		(4,755)		(2,969)		(2,655)

Loans, net	$ 439,320		$ 360,336		$ 315,197		$ 269,509		$ 255,298


        Residential One- to Four-Family Lending. As of December 31, 2003, $126.2 million, or 28.2%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences.

        We have engaged in one- to four-family residential mortgage lending for the past 15 years. Except for our seven and ten-year fixed-rate mortgage loans and our special community development loans, residential first mortgages are generally originated in accordance with guidelines established by Freddie Mac and Fannie Mae. All of our one- to four-family residential mortgage loans, whether fixed or adjustable, require both monthly principal and interest payments and have no prepayment penalties.

        Traditionally, we have originated a significantly greater number of fixed-rate rather than adjustable-rate mortgages in our residential lending program. We originated $98.6 million of fixed-rate one- to four-family residential loans and an additional $8.1 million of adjustable rate one- to four- family residential loans during fiscal 2003. In fiscal 2002, we originated $100.8 million in one- to four-family residential loans, of which $96.6 million was in fixed-rate mortgages and $4.2 million was in adjustable-rate mortgage loans. Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home. Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets. As of December 31, 2003, $114.2 million, or 90.5%, of our one- to four-family residential mortgage loan portfolio were comprised of fixed-rate loans, and $71.9 million, or 62.9%, of the fixed rate one- to four-family residential mortgage portfolio was comprised of loans with contractual maturities of 15 years or less.

        As of December 31, 2003, we had $12.0 million, or 9.5%, of our one- to four-family loans in adjustable-rate mortgages. The adjustable-rate mortgage products generally are retained in the loan portfolio, although the majority of the loans are underwritten to be saleable in the secondary market. The adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years. Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the rate offered at the time of origination. At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%. Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

        We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a seven year fixed-rate program in November 2003 on owner-occupied one- to four-family residential properties. These loans are written consistent with secondary market standards and have an average loan balance of $53,800 with an average loan-to-value ratio of 35%. As of December 31, 2003, we had $18.0 million, or 14.3%, of the one- to four-family residential loan portfolio in seven and ten-year mortgage products. We also offer special community development loans to low to moderate income borrowers at a loan-to-value ratio of up to 100%. As of December 31, 2003, we had $1.0 million in special community development loans in our residential loan portfolio. All loans under these special loan programs are performing in accordance with the terms of the loan as of December 31, 2003.

        We also originate a limited number of jumbo fixed- and adjustable-rate loans that we retain for our portfolio. Jumbo loans have balances that are greater than $322,700. The jumbo loan portfolio, comprised of four loans, totaled $1.4 million as of December 31, 2003. The loans in this portfolio have been priced at rates 0.375% higher than the standard secondary market rates on conventional loans. As of December 31, 2003, all loans in the jumbo loan portfolio were performing in accordance to their terms.

        Our fixed-rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in the declining interest rate environment since 2001. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.


        Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties is generally 70% on purchases and up to 80% on no cash out refinances for loans originated for sale in the secondary market to Freddie Mac. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by us. We require the borrowers to obtain title, hazard, and, if necessary, flood insurance. We generally do not require earthquake insurance because of competitive market factors.

        Residential mortgage loans up to $500,000 are approved by residential loan underwriters, and loans from $500,000 up to $750,000 are approved by the President or the Chief Lending Officer. The management loan committee approves loans to one borrower or a group of related borrowers up to $4.0 million in the aggregate, and individual residential loans of $750,000 to $1.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee comprised of members of our board of directors.

        Multi-Family and Commercial Real Estate Lending. We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or loan committee depending on the size of the loan. As of December 31, 2003, $182.0 million, or 40.7%, of our total loan portfolio was secured by multi-family and commercial real estate property.

        We actively pursue multi-family and commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. The multi-family and commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than single-family residential loans, particularly in light of the weakness of the local economy.

        The average size loan in our multi-family and commercial real estate loan portfolios was $1.3 million as of December 31, 2003. As of that date, $87.1 million, or 19.5%, of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans between $500,000 and $4.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank's capital. The largest multi-family loan as of December 31, 2003 was a 76 unit residential apartment building with an outstanding principal balance at December 31, 2003 of $5.6 million located in King County. This loan is performing according to the loan terms, as were all multi-family and commercial real estate loans as of December 31, 2003.

        Multi-family and commercial real estate loans up to $500,000 can be approved by the Real Estate Loan Manager, Chief Lending Officer or President. Loans up to $750,000 can be approved by the combined authority of any two of these three individuals. Our management loan committee is authorized to approve loans to one borrower or a group of related borrowers of up to $4.0 million in the aggregate, with no single loan over $3.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee comprised of members of the board of directors.

        We offer both fixed- and adjustable-rate loans on multi-family and commercial real estate loans. Loans originated on a fixed-rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 30 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's amortizing or fixed advance rate for an equivalent period plus a margin ranging from 2.00% to 2.50%,


depending upon the prepayment penalty option selected by the borrower. We have established floor rates on these loans, although from time-to-time we may offer promotional rates below the established floor rates. As of December 31, 2003, we had $30.6 million in multi-family loans and $81.4 million in commercial real estate loans (including two participation loans) in our fixed-rate products.

        Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial period ranging from three to five years. Contractual annual adjustments generally have a 1.5% maximum annual rate increase and are subject to a lifetime cap rate of 13%. These loans generally have been originated with a rate floor of 5% to 7%. Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.125% to 3.375%, with principal and interest payments fully amortizing over terms up to 30 years. These loans generally have a prepayment penalty. As of December 31, 2003, we had $56.5 million in adjustable-rate multi-family loans and $13.5 million in adjustable-rate commercial real estate loans. Both adjustable-rate mortgages and fixed-rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

        The maximum loan-to-value ratio for multi-family loans is generally 80% on purchases and 75% on refinances. The maximum loan-to-value ratio for commercial real estate loans is generally 75% for both purchases and refinances. We require appraisals of all properties securing multi-family and commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every two years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

        We originate commercial real estate loans including office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses primarily located in our market area. Commercial real estate loans totaled $94.9 million, or 21.2% of our total loan portfolio as of December 31, 2003. As of December 31, 2003, the largest single commercial real estate loan on one property had an outstanding balance of $5.9 million and is secured by an industrial park located in Pierce County.

        Real Estate Construction Lending. As of December 31, 2003, real estate construction loans represented $8.4 million, or approximately 1.9% of our total loan portfolio. This program was fully implemented in September 2002, and we plan, subject to market conditions, to increase this activity and to focus our efforts in the following areas: residential (custom) construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans. The residential (custom) construction all-in-one loans are priced in alignment with the terms and conditions available in the secondary markets for this product and are being underwritten to be saleable in the secondary market upon completion. Other construction loan programs will be originated with terms up to 18 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.75% to 2.0%, with a loan-to-value ratio of no more than 80% of the appraised estimated value of the property at completion. We have not made commercial or multi-family construction loans in the past, however, we may make these types of loans in the future, on a limited basis, primarily as an accommodation to our existing customers.

        Although construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is considered to involve a higher degree of risk than one- to four-family mortgage lending. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher than anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, we may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates


of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for new housing. The fact that homes under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

        We attempt to minimize the foregoing risks by, among other things, limiting our construction lending to residential properties primarily in our local market area, and limiting our speculative loans to a small number of experienced local builders.

        Consumer Lending. As a former credit union, we have traditionally focused on consumer lending. Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis. Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines. Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios. Our installment loans are offered using a risk-based pricing model based upon the credit worthiness of the customer and the available collateral. Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates. Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate. As of December 31, 2003, our consumer loans, which includes our home equity line/loan portfolio, totaled $129.9 million, or 29.0%, of our total loan portfolio.

        As of December 31, 2003, the largest component of the consumer portfolio was our auto loan portfolio totaling $59.8 million, or 13.4%, of our total loan portfolio. We offer direct auto loans to our customers through our branch network, which as of December 31, 2003 comprised $11.8 million, or 19.6%, of the auto loan portfolio. We have also offered indirect loans since 1994 and at December 31, 2003 these loans originated through our indirect dealer program were $48.1 million or 10.7% of our total loan portfolio. These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats. The majority of these loans are originated through approximately 25 dealers located in our market area. The loan portfolio is primarily comprised of loans with terms up to seven years.

        The interest rate charged to an indirect loan borrower is generally one to two percentage points higher than the "buy rate" or the rate we earn. The difference between the two rates is referred to as the "spread." At loan inception, we pay the dollar value of the spread over the contractual term of the loan to the auto dealer in accordance with the established loan programs. Dealers are required to reimburse the amount paid on any loan to them in its entirety if the loan pays off or the vehicle is repossessed within 90 days from the date of funding. Dealers are billed monthly for any interest spread repayments and are given ten days after billing to reimburse us. In the event we are not reimbursed within ten days the amount owed to us is deducted from the next spread payments to the dealer.

        Borrowers may be more likely to become delinquent on an automobile loan than on a residential mortgage loan secured by their primary residence. Moreover, automobiles depreciate rapidly and in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which we have no control.

        The second largest component of our consumer loan portfolio is the home equity loan portfolio, which as of December 31, 2003 totaled $31.5 million, or 7.0%, of our total loan portfolio, and includes both adjustable-rate lines of credit and fixed-rate loan products. These loans are generally made on owner-occupied properties. The loan-to-value ratio typically is 90% or less, when taking into account both the first and the second mortgage loans, although it can be as high as 110% in some cases. The home equity loans typically carry fixed interest rates with a fixed payment over a term up to 15 years. Home equity lines of credit allow for a ten year draw period, which is


renewable, and the interest rate is tied to prime rate as published in The Wall Street Journal, plus a margin. All of the Bank's home equity lines of credit have floor rates of 5% or higher.

        The VISA credit card portfolio is the third largest component of our consumer loan portfolio totaling $22.8 million, or 5.1%, of our total loan portfolio as of December 31, 2003. We have been offering credit cards for more than 20 years and offer over ten credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin. Interest rates and credit limits are determined based upon product type and credit-worthiness of the borrower. We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.

        Consumer loans entail greater risk than do one- to four-family residential loans, particularly in the case of unsecured or loans secured by assets that decline in value over time. Therefore, interest rates on these loans are generally higher than residential real estate loans. In the event of default on a secured consumer loan, any repossessed collateral may not provide an adequate source of repayment of the outstanding balance as a result of the assets' decline in value over time, damage or loss. Often, the remaining deficiency balance does not warrant further substantial collection efforts against the borrower beyond sending the account to an outside collection agency, as these borrowers often file bankruptcy once the collateral has been repossessed. Consumer loan collections are dependent on the borrower's financial stability, and may be adversely impacted by job loss, divorce, personal bankruptcy, or medical issues. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

        Commercial Business Lending. At December 31, 2003, we had $1.2 million, or 0.3%, of our total loan portfolio in commercial business loans. We intend to continue increasing our commercial lending activities to take advantage of local lending opportunities in extending credit to small and medium sized businesses, to provide for potentially higher asset yields and to position Rainier Pacific Bank as a more full-service financial institution. Our ability to originate commercial business loans will be determined by market conditions and our ability to hire qualified commercial lending personnel. There can be no assurance that we will be successful in these efforts.

        Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.


        Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 50	$ 290	$ 744	$ 17,792	$107,307	$126,183
Five or more family residential	--	512	5,893	23,626	57,037	87,068
Commercial	--	2,201	9,725	66,971	16,016	94,913
Total real estate	50	3,003	16,362	108,389	180,360	308,164

Real estate construction:
One- to four-family residential	8,364	--	--	--	--	8,364
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate construction	8,364	--	--	--	--	8,364

Consumer:
Automobile	604	7,783	23,128	28,264	--	59,779
Home equity	10,002	488	3,007	7,842	10,206	31,545
Credit cards	22,834	--	--	--	--	22,834
Other	8,724	1,707	1,273	2,844	1,187	15,735
Total consumer	42,164	9,978	27,408	38,950	11,393	129,893

Commercial/business	435	735	--	--	--	1,170

Total	$51,013	$13,716	$43,770	$147,339	$191,753	$447,591


        The following table sets forth the dollar amount of all loans due after December 31, 2003, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 114,227	$ 11,956	$ 126,183
Five or more family residential	30,603	56,465	87,068
Commercial	81,391	13,522	94,913
Total real estate	226,221	81,943	308,164

Real estate construction:
One- to four-family residential	167	8,197	8,364
Five or more family residential	--	--	--
Commercial	--	--	--
Total real estate construction	167	8,197	8,364

Consumer:
Automobile	59,779	--	59,779
Home equity	21,680	9,865	31,545
Credit cards	745	22,089	22,834
Other	7,230	8,505	15,735
Total consumer	89,434	40,459	129,893

Commercial/business	--	1,170	1,170

Total	$ 315,822	$ 131,769	$ 447,591

        Loan Solicitation and Processing. The majority of the consumer and residential mortgage loan originations are generated through our retail branch network and our indirect dealer program. Loans may also be originated through our Internet and Call Center channels. We originate multi-family and commercial real estate loans using an income property loan officer employed by us. In addition, approximately one-half of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines. Construction loans are primarily generated by a construction loan officer who works for us. Business loans have been made on an accommodative basis to current customers, generally originated by our personal bankers, and approved by designated underwriters for this type of business.

        Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant's employment, income, and credit standing. All real estate loans requiring an appraisal are done by an independent third-party fee appraiser. All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

        We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved. We also allow for automated approvals, individual lending authorities, joint lending authorities, a management loan committee approval, and a loan and investment committee (consisting of board members) approval.

        We require title insurance on all real estate loans, fire and casualty on all secured loans in excess of $2,500, and on the VISA and home equity lines of credit where the property serves as collateral.

        Loan Originations, Servicing, Purchases and Sales. Home equity lines of credit and loans, as well as our consumer loans, are originated through an in-house system and are underwritten through either an automated


decision matrix or by designated underwriting staff dependent upon size of the loan. These loans are also serviced on the in-house loan processing system.

        One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of seven and ten-year fixed-rate mortgage loans and our special community development loans. We originate residential first mortgages and service them using an in-house mortgage system. We utilize the Freddie Mac Loan Prospector Automated Loan System to underwrite approximately 95% of our residential first mortgage loans (excluding our seven and ten-year loans and community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our asset liability management committee.

        We actively sell residential first mortgage loans to the secondary market. Our primary secondary market relationship has been with Freddie Mac. We also maintain secondary market relationships with Fannie Mae, and since 2002, the Federal Home Loan Bank of Seattle. We generally retain the servicing on all loans sold into the secondary market. All loans are sold at 100% of the loan and are non-recourse to us, with the exception of loans sold to the Federal Home Loan Bank of Seattle. Loans sold to the Federal Home Loan Bank of Seattle require a loan reserve account of 40 to 45 basis points to be established to offset any future charge-offs if they occur. There is no additional recourse on loans sold to the Federal Home Loan Bank of Seattle other than the reserve account. If the loans sold to the Federal Home Loan Bank of Seattle perform satisfactorily over a period of time, the funds in the loan reserve account will be paid to us. Because all of the loan sales to the Federal Home Loan Bank of Seattle have occurred in the past year, as of December 31, 2003, no portion of the loan reserve account has been used to offset loan losses or has been repaid to us based upon satisfactory loan repayments. As of December 31, 2003, our loan servicing portfolio was $76.9 million.

        We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

        We have purchased two participation loans in the last five years, both of which were underwritten to our policy and guidelines prior to purchase. These commercial real estate loan participations totaled $4.0 million and were purchased in December 2001. As of December 31, 2003, the balance on the participation loans totaled $3.9 million. Both loans were performing within the contracted terms and were current as of December 31, 2003.

        One- to four-family construction real estate loans are underwritten by designated lending staff or our loan committee, depending on the size of the loan and are serviced on our in-house loan servicing system. Loan documents have been provided by a third-party provider specializing in commercial and construction lending documentation.


        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Loans Originated:
Real estate:
One- to four-family residential	$ 106,682	$100,824	$ 73,744
Five or more family residential	33,815	42,365	26,524
Commercial	44,268	17,930	23,137
Total real estate	184,765	161,119	123,405

Real estate construction:
One- to four-family residential	15,432	2,222	475
Five or more family residential	--	--	--
Commercial	--	--	--
Total real estate construction	15,432	2,222	475

Consumer:
Automobile	32,935	28,989	35,932
Home equity (1)	9,307	9,286	8,264
Credit cards (1)	(2,611)	54	(1,766)
Other (1)	3,133	2,613	4,533
Total consumer	42,764	40,942	46,963

Commercial/business	1,084	590	1,248

Total Loans Originated	244,045	204,873	172,091

Loans Purchased	--	--	4,000

Loans sold:
Total whole loans sold	(40,351)	(76,902)	(47,053)
Participation loans	--	--	--
Total loans sold	(40,351)	(76,902)	(47,053)

Principal repayments	122,226	81,312	81,237
Loans securitized	--	--	--
Transfer to real estate owned	(332)	(448)	--
Increase (decrease) in other items, net	(2,152)	(1,072)	(2,113)

Net increase in loans, net	$ 78,984	$ 45,139	$ 45,688
____________
(1)	This table incorporates lines of credit and credit cards at their net change for the year. Home equity includes both the home equity loans originated and the net change in home equity lines of credit. Credit cards reflect the net change for the year. Other includes the net change from personal lines of credit.


        Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%. In addition, single-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's credit-worthiness and/or collateral loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $34,000 of net deferred loan fees as of December 31, 2003, principally relating to deferred loan fees associated with real estate loans and deferred origination costs associated with indirect auto loans.

        One- to four-family loans are generally originated without a prepayment penalty. The majority of multi-family and commercial real estate loans, however, have prepayment penalties associated with the loans. We offer two types of prepayment penalty options depending upon the loan type and rate selected by the borrower. The majority of the recent multi-family and commercial real estate loan originations have a 3%, 2%, 1% prepayment penalty (3% in year one, 2% in years two and three, 1% in years four and five). Loans are also originated with a yield maintenance formula, which is available to borrowers at a slightly lower loan interest rate than the fixed prepayment penalty option.

        In addition, some consumer line of credit products, such as VISA credit cards, home equity lines of credit, and personal lines of credit, are assessed an annual fee or an early-closure fee depending upon product type and customer relationship. Annual fees for these lines of credit can range up to $75, while early-closure fees range up to $300.

Asset Quality

        As of December 31, 2003, we had $3.3 million, or 0.74%, of total loans 30 days or more delinquent.

        Our delinquency ratio contains three primary loan categories: consumer loans, real estate loans and commercial/business loans. Consumer loan portfolios traditionally experience the highest delinquency within our total loan portfolio. As of December 31, 2003, the consumer loan portfolio had $2.9 million of delinquent loans that were 30 days or more delinquent, or 2.93% of the $98.3 million consumer loan portfolio. For delinquency reporting purposes, the consumer loan portfolio includes new and used direct auto loans, indirect auto loans, VISA loans, and other secured and unsecured loans. We do not include home equity loans or lines of credit in our consumer loan portfolio calculation; these loans are included in the real estate loan delinquency calculation. As of December 31, 2003, the real estate loan portfolio had $438,000 of loans that were 30 days or more delinquent, or 0.13% of the $348.1 million real estate secured loan portfolio. For delinquency reporting purposes, the real estate loan delinquencies include single-family loans, multi-family and commercial real estate loans, construction loans, and home equity lines/loans. The $438,000 in delinquent real estate secured loan balances are contained in the one- to four-family residential and the home equity loan/line portfolios. There were no multi-family, commercial real estate, land, residential construction or commercial business loans delinquent as of December 31, 2003. However, the portfolio of multi-family and commercial real estate loans has grown rapidly since year end 2000, increasing from $27.4 million to $182.0 million as of December 31, 2003, and in the event of a single loan becoming delinquent can significantly affect the Bank's delinquency ratio.

        We generally assess late fees or penalty charges on delinquent loans of 5% of the monthly payment. Substantially all fixed- and adjustable-rate mortgage loans are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan payment is delinquent beyond the 15 day grace period, we handle the collection of the loan in accordance with the secondary market established collection procedures.


        We generally send delinquent consumer loan borrowers three consecutive written notices when the loan becomes 10, 20, and 30 days past due. Late charges are incurred when the loan becomes ten to 15 days past due depending upon the loan product, except for VISA loans which will incur the late charges on the statement cycle date. Our collection department actively attempts to collect on delinquent loans when they become 30 days past due. If the loan is not brought current, we continually try to contact the borrower both by telephone and in writing until the account is brought current. When the loan is 60 days past due, collectors will attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

        If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency. The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2003:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in Thousands)
Real estate:
One- to four-family residential	--	$ --	1	$ 97	1	$ 97
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate	--	--	1	97	1	97

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Automobile	30	211	13	126	43	337
Home equity	--	--	4	67	4	67
Credit cards	21	148	10	55	31	203
Other	33	183	41	130	74	313
Total consumer	84	542	68	378	152	920

Commercial/business	--	--	--	--	--	--

Total	84	$542	69	$475	153	$1,017

        When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status. As of December 31, 2003, non-accrual loans and loans 90 days or more past due as a percentage of total loans was 0.11%, and as a percentage of total assets it was 0.07%. Non-performing assets as a percentage of total assets were 0.13% as of December 31, 2003.


        Non-performing Assets. The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented there were no accruing loans which are contractually past due 90 days or more.

	At December 31,
	2003	2002	2001	2000	1999
		(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One- to four-family residential	$ 97	$ 98	$ 186	$ --	$ 185
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	97	98	186	--	185

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	126	178	255	429	125
Home equity	67	17	6	42	14
Credit cards	55	120	184	179	122
Other	130	94	195	258	254
Total consumer	378	409	640	908	515

Commercial/business	--	--	--	--	--

Total	$ 475	$ 507	$ 826	$ 908	$ 700

Total of nonaccrual and 90 days past due loans	$ 475	$ 507	$ 826	$ 908	$ 700
Repossessed assets	98	119	89	122	89
Real estate owned	332	297	--	110	--

Total nonperforming assets	$ 905	$ 923	$ 915	$ 1,140	$ 789

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due
loans as a percentage of total loans (1)	0.11%	0.14%	0.26%	0.33%	0.27%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.07%	0.10%	0.18%	0.24%	0.20%

Nonperforming assets as a percentage of total assets
total assets	0.13%	0.18%	0.20%	0.30%	0.22%

Total loans (1)	$447,557	$366,420	$319,952	$272,478	$257,953

Non-accrued interest (2)	$ 26	$ 193	$ 154	$ 54	$ 29

Total assets	$685,295	$499,457	$464,674	$383,127	$356,031
___________
(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


        Real Estate Owned and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of December 31, 2003, we had two residential real estate owned properties totaling $332,000 and repossessed assets from other secured loans of $98,000.

        Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. We had no restructured loans as of December 31, 2003.

        Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the asset liability management committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington Department of Financial Institutions, which can order the establishment of additional loss allowances.

        In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of December 31, 2003, we had classified $295,000 of our loans as substandard, $180,000 as doubtful, and no loan amounts were classified as a loss. In addition, we held $98,000 in repossessed vehicles and two single-family houses in the amount $332,000. The total classified assets of $905,000 represented 0.8% of total equity and 0.13% of total assets as of December 31, 2003. Our allowance for loan losses of $8.2 million at December 31, 2003 adequately covers the potential losses from the classified loans, and no material losses are anticipated on the repossessed vehicles and houses.


        The aggregate amounts of Rainier Pacific Bank's classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

	At December 31,
	2003	2002
	(In Thousands)
Classified Assets:
Loss	$ --	$119
Doubtful	180	--
Substandard	725	804
Special mention	--	--
Total	$905	$923

        Allowance for Loan Losses. We have established a methodology for the determination of provisions for loan losses that takes into consideration the need for an adequate allowance for loan losses. When originating loans, we recognize that losses will be incurred and that the risk of loss varies with the type of loan being made, the creditworthiness of the borrower, economic conditions and in the case of a secured loan, the quality of the collateral.

        Management recognizes that loan losses occur over the life of a loan and that losses will occur in the future on loans that are currently performing and unimpaired. Management also recognizes that certain loans in the portfolio may be impaired even though the performance of the loan indicates otherwise. In addition, management believes that deteriorating economic conditions and changing business cycles in our market area can result in weakened loan performance and increased losses across the loan portfolio. Management further believes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in completely new portfolios of unseasoned loans that may not perform in a historical or projected manner.

        Our asset liability management committee, primarily consisting of senior management, reviews the adequacy of the allowance quarterly. Our methodology for analyzing the allowance for loan losses consists of three parts: formula, specific and general allowance elements. The formula element is determined by applying an estimated loss percentage to various types of homogenous loan pools. The loss percentages are generally based on various historical measures such as past loss experience, past due ratios, collection activity, changes in performing and nonperforming loans and the risk characteristics of the loans. A specific element is created when the collectibility of a specific large loan, usually commercial, is in doubt and a loss is probable. The general element is established to ensure the adequacy of the allowance in situations where there are risk factors that management believes are not addressed in the formula or specific element of the allowance, or are not yet apparent. Information considered for the general element include area vacancy rates, real estate valuations, seasoning of loan portfolios, employment data, and other local and regional economic data. With the current weakness in the local and state economy and the relatively large size of Rainier Pacific Bank's unseasoned multi-family and commercial real estate portfolio, our asset and liability management committee has elected to increase the general element of its allowance in recent years. Our loan and investment committee, consisting of board members, also reviews the analysis of the allowance quarterly.

        The provision for loan losses was $4.5 million for the year ended December 31, 2003, compared to $3.5 million for the same period a year ago. The allowance for loan losses was $8.2 million, or 1.84% of total loans at December 31, 2003 compared to $6.1 million, or 1.66% of total loans at December 31, 2002. We increased the provision as a result of higher charge-offs, weakening economic conditions and continued strong loan growth creating a higher percentage of unseasoned loans in the portfolio. In 2003, net charge-offs were $2.3 million, or 0.57% of average total loans as compared to $2.2 million, or 0.65% of average total loans in 2002. Net charge-offs increased $151,000 on consumer loans even though consumer loans decreased $11.5 million in 2003. The weak local economy and an increase in bankruptcies resulted in the higher charge-offs and decreased balances in consumer loans. The real estate portfolio, including single family, multi-family, and commercial, have experienced minimal charge-offs as a result of the limited seasoning of a majority of this portfolio and the collateral backing the loans. For the years ended December 31, 2001 and 2000, the provision for loan losses was $4.4 million and $1.7 million,


respectively. In 2000, the provision was only $1.7 million, as low charge-off levels and strong recoveries resulted in a net charge-off ratio of 0.51%. We became a mutual savings bank in 2001, which resulted in very strong growth in real estate lending, and in particular, multi-family and non-residential commercial lending. Additionally, the weakening economy was evidenced by high unemployment, particularly in our market area. Charge-offs nearly doubled from 2000 levels, leading to a charge-off ratio of 0.90% in 2001. By 2002, both the local and national economies had seriously deteriorated, and unemployment in our market area increased. Even though charge-offs were down in 2002, to 0.65% of loans, loan growth remained strong as we continued to add unseasoned loans to our portfolio. The county, regional and state economy continue to be weak and lags the national economy. In December 2003, Washington state had the fourth highest unemployment rate in the nation at 7.3% with the Tacoma area unemployment rate improving, remained relatively high at 6.9%. With a high unemployment rate and state job growth for 2004 projected at only 1.6%, the state and local economy are expected to continue to lag the national economy and recover slowly. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, portfolio composition, charge-offs and economic conditions.


        The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2003			2002			2001			2000			1999
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:	(Dollars in Thousands)
One- to four-family
residential	$126,183	$ 172	28.19%	$ 87,804	$ 115	23.96%	$ 85,761	$ 47	26.78%	$ 82,148	$ 144	30.15%	$ 83,536	$ 44	32.38%
Five or more family
residential	87,068	745	19.45	75,109	424	20.50	38,366	187	11.98	12,259	33	4.50	6,234	5	2.42
Commercial	94,913	838	21.21	60,126	861	16.41	41,427	374	12.94	15,094	65	5.54	15,362	10	5.95
Total real estate	308,164	1,855	68.85	223,039	1,400	60.87	165,554	608	51.70	109,501	242	40.19	105,132	59	40.75

Real estate construction:
One- to four-family
residential	8,364	131	1.87	792	149	0.22	476	--	0.15	--	--	--	--	--	--
Five or more family
residential	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Total real estate
construction	8,364	131	1.87	792	149	0.22	476	--	0.15	--	--	--	--	--	--

Consumer:
Automobile	59,779	1,313	13.35	62,619	942	17.08	65,420	927	20.43	62,785	1,064	23.05	63,888	836	24.76
Home equity	31,545	193	7.05	33,078	209	9.03	35,720	103	11.15	39,733	93	14.58	31,193	81	12.09
Credit Cards	22,834	1,057	5.10	25,445	917	6.94	25,392	799	7.93	27,158	712	9.97	24,432	601	9.47
Other	15,735	596	3.52	20,294	731	5.54	26,195	940	8.18	32,285	858	11.85	32,168	1,078	12.47
Total consumer	129,893	3,159	29.02	141,436	2,799	38.59	152,727	2,769	47.69	161,961	2,727	59.45	151,681	2,596	58.79

Commercial/business	1,170	26	0.26	1,188	14	0.32	1,487	3	0.46	977	--	0.36	1,185	--	0.46

Unallocated	--	3,066	--	--	1,722	--	--	1,375	--	--	--	--	--	--	--

Total	$447,591	$8,737	100.00%	$366,455	$6,084	100.00%	$320,244	$4,755	100.00%	$272,439	$2,969	100.00%	$257,998	$2,655	100.00%

        Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.


        The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Allowance at beginning of period	$ 6,084	$ 4,755	$ 2,969	$2,655	$2,769
Provisions for loan losses	4,500	3,525	4,400	1,680	2,070
Recoveries:
Real estate:
One- to four-family residential	1	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	1	--	--	--	--

Real estate construction:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	83	80	112	216	89
Home equity	3	--	--	--	--
Credit cards	58	46	28	27	31
Other	43	62	46	88	36
Total consumer	187	188	186	331	156

Commercial/business	--	--	--	--	--

Total recoveries	188	188	186	331	156

Charge-offs:
Real estate:
One- to four-family residential	17	23	--	--	28
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	17	23	--	--	28

Real estate construction:
One-to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	1,120	971	1,067	541	747
Home equity	37	4	37	--	40
Credit cards	784	704	730	497	588
Other	577	682	966	659	937
Total consumer	2,518	2,361	2,800	1,697	2,312

Commercial/business	--	--	--	--	--

(table continues on following page) 23

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Total charge-offs	2,535	2,384	2,800	1,697	2,340
Net charge-offs	2,347	2,196	2,614	1,366	2,184
Balance at end of period	$ 8,237	$ 6,084	$ 4,755	$ 2,969	$ 2,655

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.84%	1.66%	1.48%	1.09%	1.03%

Net charge-offs as a percentage of
average total loans outstanding during
the period (1)	0.57%	0.65%	0.90%	0.51%	0.85%

Allowance for loan losses as a percentage
of nonperforming loans at end of period	1,734.11%	1,200.00%	575.67%	326.98%	379.29%
___________
(1)     Total loans are net of deferred fees and costs.

        Our lending limits increased upon converting to a mutual savings bank from a credit union on January 1, 2001. We held, at December 31, 2003, $182.0 million of multi-family and commercial real estate loans as compared to $27.4 million at December 31, 2000, when we were a credit union. We have not historically experienced any losses in these portfolios or in the construction loan portfolio. However, management believes that the significant loan growth in the multi-family and commercial real estate loan portfolios, the nature of construction lending, and the unseasoned nature of these portfolios could result in higher losses than our historical experience.

        At December 31, 2003, our loan portfolio of $447.6 million consisted of $308.2 million of real estate loans (68.8%), $129.9 million of consumer loans, includes home equity, (29.0%), $8.4 million of real estate construction loans (1.9%), and $1.2 million of commercial loans (0.3%). While the sizeable consumer loan portfolio contributes favorably to our profitability, it also accounts for substantially all of our charge-offs and a significant portion of the allocated allowance. The consumer loan portfolio can result in our charge-offs fluctuating year to year depending on changes in the consumer loan portfolio, loan quality, and the economic environment.

Investment Activities

        General. Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

        The loan and investment committee, consisting of board members, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board. On a monthly basis, our management reports to the board a summary of investment holdings with respective market values, and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.


        The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

        At December 31, 2003, our investment portfolio totaled $193.9 million and consisted principally of mortgage-backed securities, U.S. agency obligations, trust preferred securities, corporate debt obligations and municipal bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.

        Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $100.0 million and a $100.5 million amortized cost at December 31, 2003. The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities. At December 31, 2003, the portfolio had a weighted-average-coupon rate of 5.04% and an estimated weighted-average-yield of 4.33%. These securities had an estimated average maturity of 16 years and an estimated average life of 4.4 years at December 31, 2003.

        U.S. Agency Obligations. Our portfolio of U.S. agency obligations had a fair value of $38.4 million and a $38.5 million amortized cost at December 31, 2003. At December 31, 2003, the portfolio had a weighted-average-coupon of 2.79% and a weighted-average-yield of 2.78%. There were $7.8 million of U.S. agency obligations in the portfolio with one-time call provisions. The longest term call provision was on a bond with an amortized cost of $5.2 million, a one-time call of 1.1 years, and a final maturity of 3.1 years.

        Trust Preferred Securities. Our trust preferred investments had a fair value of $24.7 million and a $25.0 million amortized cost at December 31, 2003. At December 31, 2003, the portfolio had a weighted-average-coupon of 4.83% and a weighted-average-yield of 4.83%. The portfolio consists entirely of bank trust preferred securities and are rated "A-2" by Moody's or "A" by Standard and Poor's. These securities have a fixed interest rate for a three to five year period and then adjust to a floating three-month libor rate plus a specified spread. These securities can be called in part or in whole after five years, have an expected life of ten years, and a final maturity of 30 years.

        Corporate Bonds. Our corporate bond portfolio had a fair value of $17.6 million and a $17.5 million amortized cost at December 31, 2003. The corporate bond portfolio was comprised of short- to intermediate-term fixed-rate securities from issuers rated "A2" by Moody's or "A" by Standard and Poor's, or better. At December 31, 2003, the portfolio had a weighted-average-coupon rate of 6.31% and a weighted-average-yield of 3.90%. The longest term bond had an amortized cost of $1.8 million and a maturity of 4.7 years.

        Municipal Bonds. Our tax exempt municipal bond portfolio had a fair value of $12.4 million and a $12.8 million amortized cost at December 31, 2003. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. At December 31, 2003, the portfolio had a weighted-average-coupon rate of 4.02% and a weighted-average-yield of 4.07%.

        Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle. The carrying value of Federal Home Loan Bank of Seattle stock totaled $11.4 million and had a weighted-average-yield of 5.00% at December 31, 2003. The yield on the Federal Home Loan Bank of Seattle stock is produced by stock dividends, that are subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle.


        The following table sets forth the composition of Rainier Pacific Bank's investment securities portfolio at the dates indicated. The amortized cost of the available for sale investments and mortgage-backed securities is their net book value before the mark-to-market fair value adjustment. Rainier Pacific Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	18,500	18,474	29,747	30,421	36,612	37,205
Corporate obligations	17,489	17,643	3,045	3,272	3,061	3,086
Trust preferred securities	25,000	24,713	10,000	10,000	--	--
Mortgage-backed securities:
Freddie Mac	6,677	6,639	2,640	2,778	13,745	13,730
Fannie Mae	12,089	11,895	3,431	3,588	8,293	8,312
Ginnie Mae	804	849	2,324	2,443	3,385	3,404
Total available for sale	$ 80,559	$ 80,213	$ 51,187	$ 52,502	$ 65,096	$ 65,737

Held to maturity:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	20,000	19,906	5,942	6,203	5,877	6,212
Municipal obligations	12,768	12,423	--	--	--	--
Corporate obligations	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	33,524	33,109	11,985	12,436	13,683	13,627
Fannie Mae	47,305	47,349	31,384	32,384	33,832	33,073
Ginnie Mae	118	125	184	196	248	261
Total held to maturity	$113,715	$112,912	$ 49,495	$ 51,219	$ 53,640	$ 53,173

Total Investment Securities	$194,274	$193,125	$100,682	$103,721	$118,736	$118,910

Federal Home Loan Bank of Seattle stock	11,443	11,443	8,006	8,006	6,158	6,158

Total	$205,717	$204,568	$108,688	$111,727	$124,894	$125,068


        The table below sets forth information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of Rainier Pacific Bank's investment portfolio at December 31, 2003. Rainier Pacific Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2003
	Amount Due or Repricing within:
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency
obligations	--	--	18,500	3.55	--	--	--	--	18,500	3.55
Corporate obligations	--	--	17,489	3.90	--	--	--	--	17,489	3.90
Trust preferred securities	--	--	25,000	4.83	--	--	--	--	25,000	4.83
Mortgage-backed securities:
Freddie Mac	--	--	--	--	--	--	6,677	5.27	6,677	5.27
Fannie Mae	--	--	--	--	--	--	12,089	4.25	12,089	4.25
Ginnie Mae	--	--	--	--	--	--	804	6.55	804	6.55
Total available for sale	--	--	60,989	4.18	--	--	19,570	4.69	80,559	4.30

Held to maturity:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency
obligations	--	--	20,000	2.07	--	--			20,000	2.07
Municipal obligations (1)	--	--	--	--	--	--	12,768	4.07	12,768	4.07
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:				--
Freddie Mac	--	--	--	--	17,196	3.33	16,328	4.90	33,524	4.10
Fannie Mae	--	--	--	--	5,801	3.62	41,504	4.44	47,305	4.34
Ginnie Mae	--	--	--	--	118	7.64	--	--	118	7.64
Total held to maturity	$ --	--%	$20,000	2.07%	$23,115	3.43%	$ 70,600	4.48%	$113,715	3.84%

Total Investment Securities	--	--	$80,989	3.66%	$23,115	3.43%	$ 90,170	4.53%	$194,274	4.03%

Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	11,443	5.00	11,443	5.00

Total	$ --	--%	$80,989	3.66%	$23,115	3.43%	$101,613	4.58%	$205,717	4.09%
______________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.


        The following table sets forth certain information with respect to each security which had an aggregate book value in excess of 10% of Rainier Pacific Bank's total equity at the date indicated.

	At December 31,
	2003
	Amortized	Market
	Cost	Value
	(In Thousands)

Trust preferred securities	$ 25,000	$ 24,713
U.S. Government obligations	38,500	38,380
Mortgage-backed securities:
Freddie Mac	40,201	39,748
Fannie Mae	59,394	59,244
Ginnie Mae	922	974
Total	$164,017	$ 163,059

Federal Home Loan Bank of Seattle stock	$ 11,443	$ 11,443

Deposit Activities and Other Sources of Funds

        General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the Federal Home Loan Bank of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

        Our deposit composition reflects certificates of deposit accounting for approximately one-half of the total deposits while interest and non-interest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

        Deposits. Substantially all of our depositors are residents of Washington State. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

        A significant inflow of deposits from out of state depositors seeking subscription rights and an influx of subscription orders contributed to deposits increasing to $649.2 million on October 20, 2003. This represented an increase of $359.7 million from $289.5 million of total deposits at December 31, 2002. Following the completion of the mutual to stock conversion on October 20, 2003, funds associated with the oversubscription of the stock offering were returned to subscribers. Most out of state customers seeking to participate in the stock offering also withdrew their deposits. As a result, customer deposits declined to $315.4 million at December 31, 2003. We anticipate further deposit withdrawals of approximately $5.0 million to $10.0 million to occur in the first quarter of 2004, as remaining out of state depositors continue to withdraw deposits now that the conversion and associated stock offering is completed.

        At December 31, 2003, we had $28.9 million of jumbo ($100,000 or more) certificates of deposit, which represents 8.1% of total deposits at December 31, 2003.


        Deposit Activities. The following table sets forth the total deposit activities of Rainier Pacific Bank for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)

Beginning balance	$289,460	$311,856	$280,978
Net deposits (withdrawals) before interest credited	21,777	(28,307)	19,358
Interest credited	4,143	5,911	11,520
Net increase (decrease) in deposits	25,920	(22,396)	30,878
Ending balance	$315,380	$289,460	$311,856

        Time Deposits by Rates. The following table sets forth the time deposits in Rainier Pacific Bank classified by rates as of the dates indicated.

	At December 31,
	2003	2002	2001
	(In Thousands)

0.00 - 0.99%	$ 15,204	$ 9	$ --
1.00 - 1.99%	117,637	23,451	4,298
2.00 - 2.99%	4,973	112,079	25,937
3.00 - 3.99%	277	11,889	45,517
4.00 - 4.99%	266	543	93,292
5.00 - 5.99%	462	616	12,635
6.00 - 6.99%	--	--	159
7.00 - 7.99%	--	--	115
Total	$138,819	$148,587	$181,953

Time Deposits by Maturities.

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2003.

	Amount Due
	Less Than	1-2	2-3	3-4	After
	One Year	Years	Years	Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$ 15,167	$ 22	$ 15	$ --	$ --	$ 15,204
1.00 - 1.99%	110,695	6,790	9	143	--	117,637
2.00 - 2.99%	4,065	873	35	--	--	4,973
3.00 - 3.99%	235	--	29	13	--	277
4.00 - 4.99%	173	--	93	--	--	266
5.00 - 5.99%	36	426	--	--	--	462
6.00 - 6.99%	--	--	--	--	--	--
7.00 - 7.99%	--	--	--	--	--	--
Total	$130,371	$8,111	$ 181	$ 156	$ --	$138,819


        The following table sets forth information concerning Rainier Pacific Bank's time deposits and other deposits at December 31, 2003.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)

0.35%	N/A	Regular savings	$ 46,073	$ 100	14.61%
0.24	N/A	Interest-bearing checking accounts	15,006	Various	4.76
--	N/A	Non-interest-bearing checking accounts	28,429	None	9.01
0.84	N/A	Money market accounts	87,053	2,500	27.60

		Certificates of Deposit

1.51	1-11 months	Fixed-term, fixed-rate	130,371	2,000	41.34
1.85	12-23 months	Fixed-term, fixed-rate	8,111	1,000	2.57
3.77	24-35 months	Fixed-term, fixed-rate	172	2,000	0.05
2.69	36-59 months	Fixed-term, fixed-rate	22	2,000	0.01
1.61	60-84 months	Fixed-term, fixed rate	143	2,000	0.05
		TOTAL	$315,380		100.00%

        The following table indicates the amount of Rainier Pacific Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2003. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposits
(In Thousands)

Three months or less	$ 8,485
Over three through six months	7,922
Over six through twelve months	11,316
Over twelve months	1,190
Total	$28,913


        Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Rainier Pacific Bank at the dates indicated.

	At December 31,
	2003			2002			2001
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
				(Dollars in Thousands)

Regular savings	$ 46,073	14.61%	$ 6,600	$ 39,473	13.64%	$ 4,159	$ 35,314	11.32%
Interest-bearing checking accounts	15,006	4.76	(6,668)	21,674	7.49	7,382	14,292	4.58
Non-interest-bearing checking deposits	28,429	9.01	3,729	24,700	8.53	1,732	22,968	7.36
Money market accounts	87,053	27.60	32,027	55,026	19.01	(2,303)	57,329	18.38

Fixed-rate certificates which
mature in the year ending:
Within 1 year	130,371	41.34	(14,553)	144,924	50.06	(35,704)	180,628	57.93
After 1 year, but within 2 years	8,111	2.57	5,135	2,976	1.03	2,447	529	0.17
After 2 years, but within 5 years	194	0.06	(350)	687	0.24	(109)	796	0.26
Certificates maturing thereafter	143	0.05	--	--	--	--	--	--

Total	$315,380	100.00%	$ 25,920	$289,460	100.00%	$(22,396)	$311,856	100.00%


        Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We do, however, use advances from the Federal Home Loan Bank of Seattle to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements, and also to provide longer term funding to better match the duration of selected loan and investment maturities.

        As one of our capital management strategies, we have used borrowings from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities in order to increase our net interest income when attractive opportunities exist. Depending upon the retail banking activity and our available capital, we will consider and undertake additional leverage strategies within applicable regulatory requirements or restrictions. Such borrowings would be expected to primarily consist of Federal Home Loan Bank of Seattle advances.

        As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 45% of total assets, or $307.5 million. At December 31, 2003, outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $237.1 million.

        The following table sets forth information regarding Federal Home Loan Bank of Seattle advances to us at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended December 31,

	2003	2002	2001
	(Dollars in Thousands)
Maximum amount of borrowing outstanding
at any month end:
Federal Home Loan Bank advances	$253,922	$156,989	$106,419

Approximate average borrowing outstanding:
Federal Home Loan Bank advances	195,519	137,907	90,973

Approximate weighted average rate paid on:
Federal Home Loan Bank advances	3.63%	4.45%	5.17%

	At December 31,
	2003	2002	2001
	(Dollars in Thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$237,105	$156,793	$105,351

Weighted average rate paid on:
Federal Home Loan Bank advances	3.21%	4.16%	4.91%


How We Are Regulated

        The following is a brief description of certain laws and regulations which are applicable to Rainier Pacific Financial Group and Rainier Pacific Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. We believe, however, that we have included all descriptions of laws and regulations applicable to Rainier Pacific Financial Group and Rainier Pacific Bank that an investor needs to consider in making an investment decision.

        Legislation is introduced from time to time in the United States Congress and the Washington State Legislature that may affect the operations of Rainier Pacific Financial Group and Rainier Pacific Bank. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

        Regulation and Supervision of Rainier Pacific Financial Group

        General. Rainier Pacific Financial Group, as the sole shareholder of Rainier Pacific Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. As a bank holding company, Rainier Pacific Financial Group is required to file quarterly reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

        Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The Gramm-Leach-Bliley Act was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Gramm-Leach-Bliley Act:

repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

provided an enhanced framework for protecting the privacy of consumer information; and

addressed a variety of other legal and regulatory issues affecting operations and activities of financial institutions.

        The enactment of the Gramm Leach-Bliley Act expanded the structural options available to bank holding companies, such as the Company, and other financial institutions, to permit them to engage in banking and other financial activities. Specifically, the Gramm Leach-Bliley Act provides for the establishment of a new financial holding company. The Gramm Leach-Bliley Act permits qualifying financial holding companies to own companies that engage in securities underwriting and dealing, insurance agency and underwriting, merchant banking or venture capital activities, the distribution of mutual funds, and securities lending. Financial holding companies may hold any type of deposit-taking subsidiary, including a national bank, a state chartered bank, or a thrift or savings bank. To


qualify as a financial holding company, however, each of the company's deposit-taking subsidiaries must be well capitalized, well managed, and have at least a "satisfactory" rating under the Community Reinvestment Act. The Company has not elected to become a financial holding company.

        The Bank Holding Company Act. Under the Bank Holding Company Act, Rainier Pacific Financial Group is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

        We are required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

        Rainier Pacific Financial Group and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, we, and our subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us, or our affiliates.

        The USA Patriot Act. In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

        Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

  Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.


        Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

        Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law by the President of the United States on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, including Rainier Pacific Financial Group.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, it also requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The Sarbanes-Oxley Act addresses, among other matters:

   audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  a prohibition on insider trading during pension plan black out periods;

  disclosure of off-balance sheet transactions;

  a prohibition on personal loans to directors and officers;
  expedited filing requirements for Form 4s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;

  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

        Acquisitions. Under the Bank Holding Company Act, a bank holding company must obtain Federal Reserve approval before: (1) acquiring ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.


        The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

        Interstate Banking. The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

        The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

        Dividends. Dividends from subsidiaries, both bank and non-bank, to a parent company are the means by which a cash return is realized on the parent company's investment in its subsidiaries, thus enabling the parent company to pay dividends to its shareholders and to meet its debt service requirements and other obligations. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

        Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

        Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations


provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. Rainier Pacific Financial Group's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. At December 31, 2003, Rainier Pacific Financial Group's capital position was in excess of these requirements with total risk based capital of 25.9% of risk-weighted assets and Tier 1 (core) capital of 24.6% of risk-weighted assets.

        Regulation and Supervision of Rainier Pacific Bank

        General. As a state-chartered, federally insured financial institution, Rainier Pacific Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Rainier Pacific Bank is regularly examined by the FDIC and its state banking regulators and files quarterly and periodic reports concerning its activities and financial condition with its regulators. Rainier Pacific Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

        Federal and state banking laws and regulations govern all areas of the operation of Rainier Pacific Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of Rainier Pacific Financial Group and Rainier Pacific Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

        State Regulation and Supervision. As a state-chartered savings bank, Rainier Pacific Bank is subject to applicable provisions of Washington law and regulations of the Washington Department of Financial Institutions. State law and regulations govern Rainier Pacific Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. Rainier Pacific Bank is subject to periodic examination and reporting requirements by and of the Washington Department of Financial Institutions.

        Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. Rainier Pacific Bank's accounts are insured by the Bank Insurance Fund to the maximum extent permitted by law. As insurer of Rainier Pacific Bank's deposits, the FDIC has examination, supervisory and enforcement authority over Rainier Pacific Bank.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both Savings Association Insurance Fund and Bank Insurance Fund deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Rainier Pacific Bank qualified for the lowest rate on its deposits for calendar 2003, and therefore paid no deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. For the fourth quarter of 2003, the annualized rate was 1.54 cents per $100 of insured deposits.


        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of Rainier Pacific Bank.

        Capital Requirements. Federally insured savings institutions, such as Rainier Pacific Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile. At December 31, 2003, Rainier Pacific Bank had a Tier 1 leverage capital ratio of 10.7%. Rainier Pacific has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of Tier 1 capital to risk-weighted assets must be at least 4%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2003, Rainier Pacific Bank had a Tier 1 risk-based capital ratio of 17.8% and a total risk-based capital ratio of 19.1%

        The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2003, Rainier Pacific Bank had a net worth of 11.9% of total assets.


        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at December 31, 2003. The definitions of the terms used in the table are those provided in the FDIC's capital regulations.

	At December 31, 2003
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$81,530	10.70%
Tier 1 (leverage) capital requirement	30,478	4.00
Excess	$51,052	6.70%

Tier 1 risk-based capital	$81,530	17.83%
Tier 1 risk-based capital requirement	18,295	4.00
Excess	$63,235	13.83%

Total risk-based capital	$87,278	19.08%
Total risk-based capital requirement	36,599	8.00
Excess	$50,679	11.08%
______________
(1)	For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $761.7 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $457.4 million.

        Rainier Pacific Bank's management believes that, under the current regulations, Rainier Pacific Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of Rainier Pacific Bank, such as a downturn in the economy in areas where Rainier Pacific Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Rainier Pacific Bank to meet its capital requirements.

        Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2003, Rainier Pacific Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.


        Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that Rainier Pacific Bank fails to meet any standard prescribed by the guidelines, it may require Rainier Pacific Bank to submit an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

        Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Department of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

        Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress created a safe harbor provision to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

        To the extent that legal uncertainty exists in this area, all creditors, including Rainier Pacific Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

        Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2003, Rainier Pacific Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.


        Affiliate Transactions. Rainier Pacific Financial Group and Rainier Pacific Bank are separate and distinct legal entities. Various legal limitations restrict Rainier Pacific Bank from lending or otherwise supplying funds to Rainier Pacific Financial Group (an "affiliate"), generally limiting any single transaction to 10% of Rainier Pacific Bank's capital and surplus and limiting all such transactions to 20% of Rainier Pacific Bank's capital and surplus. These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

        Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

        Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. Rainier Pacific Bank received a "satisfactory" rating during its most recent examination.

        Dividends. Dividends from Rainier Pacific Bank constitute the major source of funds for dividends which may be paid by Rainier Pacific Financial Group to shareholders. The amount of dividends payable by Rainier Pacific Bank to Rainier Pacific Financial Group depends upon Rainier Pacific Bank's earnings and capital position, and is limited by federal and state laws. According to Washington law, Rainier Pacific Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for its liquidation account or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions. In addition, dividends on Rainier Pacific Bank's capital stock may not be paid in an amount greater than one-half of the greater of (1) net income for the current fiscal year, or (2) the average net income for the current fiscal year and not more than two of the immediately preceding fiscal years. Furthermore, dividends may not be paid on Rainier Pacific Bank's capital stock in an aggregate amount greater than the aggregate retained earnings of Rainier Pacific Bank, without the approval of the Director of the Washington Department of Financial Institutions.

        The amount of dividends actually paid during any one period will be strongly affected by Rainier Pacific Bank's policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Taxation

        Federal Taxation

        General. Rainier Pacific Financial Group and Rainier Pacific Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rainier Pacific Financial Group or Rainier Pacific Bank. Rainier Pacific Bank's federal income tax returns have never been audited. Prior to January 1, 2001, Rainier Pacific Bank was a credit union, not generally subject to corporate income tax. Although we believe that we have properly recognized the tax consequences of the conversion to a taxable corporate entity, there can be no assurance that the Internal Revenue Service will not take a position contrary to the positions we have taken.


        Rainier Pacific Financial Group files a consolidated federal income tax return with Rainier Pacific Bank. Accordingly, it is anticipated that any cash distributions made by Rainier Pacific Financial Group to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

        Method of Accounting. For federal income tax purposes, Rainier Pacific Financial Group and Rainier Pacific Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

        Corporate Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Rainier Pacific Bank has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

        Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2003, Rainier Pacific Bank had no net operating loss carryovers for federal income tax purposes.

        Corporate Dividends-Received Deduction. Rainier Pacific Financial Group may eliminate from its income dividends received from Rainier Pacific Bank as a wholly-owned subsidiary of Rainier Pacific Financial Group if it elects to file a consolidated return with Rainier Pacific Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership held in the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

        Charitable Contribution Deduction. Rainier Pacific Financial Group is authorized by state statute and federal law to make charitable contributions. In this regard, Washington law provides that a charitable gift must be within reasonable limits to be valid. Under the Internal Revenue Code, Rainier Pacific Financial Group is generally allowed a deduction for charitable contributions made to qualifying donees within the taxable year of up to 10% of its taxable income of the consolidated group of corporations (with certain modifications) for that year. Charitable contributions made by Rainier Pacific Financial Group in excess of the annual deductible amount will be deductible over each of the five succeeding taxable years, subject to certain limitations, including the sufficiency of taxable income to allow the full deduction.

        In connection with Rainier Pacific Bank's mutual to stock conversion in October 2003, Rainier Pacific Financial Group pledged to make a $6.3 million contribution to the newly formed Rainier Pacific Foundation consisting of a combination of 507,840 shares of its common stock and $1.3 million in cash. Rainier Pacific Financial Group made its stock contribution in October 2003 and its cash contribution in January 2004. The Rainier Pacific Foundation filed its application for recognition of tax-exempt status as a private foundation under Section 501 of the Internal Revenue Code, and provided the Internal Revenue Service approves the application, the effective date of the foundation's status as a Section 501(c) organization will be the date of its organization in July 2003.

        Although Rainier Pacific Financial Group has received an opinion of its outside tax advisors that it will more likely than not be entitled to a deduction for the charitable contribution, there can be no assurances that the Internal Revenue Service will recognize the foundation as a Section 501(c)(3) exempt organization or that a deduction for the charitable contribution will be allowed. In either case, Rainier Pacific Financial Group's contribution to the foundation would be expensed without tax benefit, resulting in a reduction in earnings in the year in which the Internal Revenue Service makes the determination.


        Washington Taxation

        Rainier Pacific Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from such tax.

Competition

        We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability comprised of convenient branch locations, call center and internet banking, and consistently delivering high-quality, high-touch service to our customers that result in a high level of customer satisfaction.

        We ranked fifth in terms of deposits, among the 44 federally insured depository institutions in Pierce County, our primary market, as of June 30, 2003. Deposits at Rainier Pacific Bank were unusually high on June 30, 2003 due to the influx of subscription offering deposits related to our initial public offering, however, Rainier Pacific Bank has consistently ranked among the top eight in terms of market share among federally insured financial institutions in Pierce County over the past five years. Our key competitors are Key Bank, Columbia State Bank, Bank of America, Washington Mutual, US Bank, and Wells Fargo. These competitors control approximately 60.0% of the Pierce County deposit market with deposits of $4.4 billion, of the $7.7 of billion total deposits in Pierce County as of June 30, 2003. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships. We also compete for deposits with two branch offices in the City of Federal Way, the second of which opened on January 20, 2004.

        Our competition for loans comes principally from mortgage bankers, commercial banks, thrift institutions, credit unions and finance companies operating in Pierce County and the City of Federal Way. Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower costs funding sources and allocate their investment assets to regions of highest yield and demand. Such competition for the origination of loans may limit our future growth and earnings prospects.

Subsidiary Activities

        Rainier Pacific Bank has one wholly-owned subsidiary, Support Systems, Inc., whose primary function is to provide alternative financial products and services to our customers. Support Systems, Inc. does business as Rainier Pacific Insurance Agency and Rainier Pacific Financial Services. Rainier Pacific Financial Services is the operating unit through which alternative financial products and services such as mutual funds, debt, equity and government securities, retirement accounts, life insurance products and fixed and variable annuities. Rainier Pacific Insurance Agency is a full service insurance agency engaged in the sale of insurance products, primarily personal lines of property and casualty insurance, as well as accidental death and dismemberment insurance, collateral protection insurance, life insurance and long-term care insurance. At December 31, 2003, Rainier Pacific Bank's equity investment in Support Systems, Inc. was $259,000.

Personnel

        At December 31, 2003, we had 210 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2. Properties

        At December 31, 2003, we had 11 full service branch offices, all of which we own except for our Gig Harbor North branch. On January 20, 2004, we opened our twelfth branch which is located in Federal Way,


Washington. We also lease our administrative office space in Fife, Washington. In addition, the net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was approximately $11.2 million at December 31, 2003. The net book value of the data processing and computer equipment utilized by us at December 31, 2003 was approximately $5.0 million.

        In 1999 we sold our administrative office building at 3700 Pacific Highway, Fife, Washington and entered into a sale and leaseback transaction to an unrelated party under which we are leasing back a portion of the building over a seven-year term with a five year option to renew. The lease is treated as an operating lease. In addition, we provided financing to the purchasers of the building in the original amount of $6.2 million, at a 7.00% rate, and an original maturity date of February 2009. In December 2003, the Bank modified its financing agreement with the purchasers by changing the interest rate to 6.00% and the maturity date to December 8, 2013. At December 31, 2003, the balance of this loan was $5.8 million and it was performing in accordance with its terms.

        The sale of our building resulted in a gain of $3.1 million of which $1.1 million was recognized into income at the time of the sale in 1999. The remaining $2.0 million of gain was deferred and is amortized into income in our statement of operations as a "gain on sale of premises and equipment, net," originally over the ten year term of the loan, however, due to the modification the deferred gain is now being recognized over 12 years (i.e., the original seven year term of the lease and the five year extension option).

        The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date

Rainier Pacific Bank
ADMINISTRATIVE OFFICES Trans Pacific Trade Center 3700 Pacific Highway E. #200 Fife, WA 98424	Leased	12/31/2005

Land(1) 1498 Pacific Avenue Tacoma, WA 98402	Owned	N/A

BRANCH OFFICES:

Canyon 11821 Canyon Road East Puyallup, WA 98373	Owned	N/A

Fawcett 401 South Fawcett Avenue Tacoma, WA 98402	Owned	N/A

Gig Harbor* 3123 56th St. Ct. NW Gig Harbor, WA 98335	Owned	N/A

(table continued on following page) 45

Gig Harbor North 4949 Borgen Blvd., Suite 101 Gig Harbor, WA 98332	Leased	12/31/2007

Lakewood 6015 100th SW Lakewood, WA 98499	Owned	N/A

Meridian* 17510 Meridian East Puyallup, WA 98373	Owned	N/A

Pearl 1211 South Pearl Street Tacoma, WA 98465	Owned	N/A

South Hill* 109 35th Avenue SE Puyallup, WA 98371	Owned	N/A

Spanaway* 16120 Pacific Avenue Spanaway, WA 98387	Owned	N/A

Twin Lakes* 33650 21st Avenue SW Federal Way, WA 98023	Owned	N/A

University Place* 4704 Bridgeport Way W University Place, WA 98466	Owned	N/A

Federal Way* (2) 1900 South 320th Federal Way, WA 98003	Leased	12/31/2018
________________
*	Drive-up ATM available.
(1)	We purchased land for the purpose of constructing an office/retail building that will accommodate our corporate offices, a portion of our administrative functions, and the relocation of our Fawcett Avenue branch. The land was purchased in two phases in October 1999 and December 2002. The new facility is expected to be completed at a total cost, including the land, of approximately $15.0 million during 2004, exclusive of tenant improvements and leasing costs. We currently plan to occupy approximately 24,000 square feet and will lease the remainder of the building's 60,000 square feet. As of December 31, 2003, we have incurred total expenditures of approximately $5.7 million and we have recognized $63,000 in expense specifically attributable to the $15.0 million projected cost.
(2)	This branch opened for business on January 20, 2004 and was constructed on leased land within a shopping center.


Item 3. Legal Proceedings

        From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common stock is traded on the Nasdaq National Market under the symbol "RPFG". As of December 31, 2003, there were 8,442,840 shares of common stock issued and we had approximately 1,600 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

        Dividend payments by Rainier Pacific Financial Group are dependent primarily on dividends it receives from Rainier Pacific Bank. Under federal regulations, the dollar amount of dividends Rainier Pacific Bank may pay is dependent upon its capital position and recent net income. Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets. See Item 1, "Business -- How We Are Regulated -- Regulation and Supervision of Rainier Pacific Financial Group -- Dividends."

        On February 18, 2004, the Company announced that its Board of Directors declared its first quarterly cash dividend of $0.05 per share on its common stock. The dividend was paid on March 10, 2004 to shareholders of record as of the close of business on February 27, 2004.

        The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the year ended December 31, 2003. The Company began trading on the Nasdaq Stock Market on October 21, 2003. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

	High	Low	Dividends

Fiscal 2003

October 21 - December 31	$17.05	$15.50	$ 0.00


Item 6. Selected Financial Data

        The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION DATA:	2003	2002	2001	2000	1999
	(In Thousands)

Total assets	$685,295	$499,457	$464,674	$383,127	$356,031
Investment securities	93,410	49,635	46,168	75,681	65,309
Mortgage-backed securities	100,518	52,362	73,209	534	712
Loans, net	439,320	360,336	315,197	269,509	255,298
Deposits	315,380	289,460	311,856	280,978	276,210
Borrowed funds	237,105	156,793	105,351	62,920	44,725
Total shareholders' equity	114,557	42,212	37,430	32,304	28,484

	Year Ended December 31,
OPERATING DATA:	2003	2002	2001	2000	1999
	(In Thousands)

Interest income	$38,092	$34,251	$33,611	$30,056	$27,607
Interest expense	11,167	11,983	16,221	15,707	13,001

Net interest income	26,925	22,268	17,390	14,349	14,606
Provision for loan losses	4,500	3,525	4,400	1,680	2,070

Net interest income after
provision for loan losses	22,425	18,743	12,990	12,669	12,536

Non-interest income	7,163	8,216	7,149	5,450	5,724
Non-interest expense	33,488	20,437	17,776	14,853	13,758

Income (loss) before income tax	(3,900)	6,522	2,363	3,266	4,502
Income tax expense (benefit) (1)	(1,353)	2,228	(1,352)	--	--

Net income (loss) (2)	$(2,547)	$ 4,294	$ 3,715	$ 3,266	$ 4,502
_______________
(1)	During 2001, Rainier Pacific Bank recorded a deferred tax credit of $2.2 million, as a result of its conversion from a non-taxable entity to a taxable entity. The tax expense for 2001 on pre-tax income of $2.4 million was $808,000, which reduced the deferred tax credit to $1.4 million. See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(2)	On January 1, 2001, Rainier Pacific Bank completed its conversion from a credit union and commenced operations as a taxable mutual savings bank. If Rainier Pacific Bank had been subject to federal income taxes for the fiscal years ended December 31, 2000 and 1999, income tax expense would have been approximately $1.1 million and $1.5 million, respectively. In addition, net income for those same periods would have been approximately $2.2 million and $3.0 million, respectively.


	At December 31,
OTHER DATA:	2003	2002	2001	2000	1999

Number of:
Consumer loans outstanding	23,492	19,318	20,852	22,382	22,292
Real estate loans outstanding	1,440	1,129	1,095	1,111	1,111
Deposit accounts	47,980	52,048	58,035	65,237	69,354
Full-service offices	11	11	10	10	10

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2003	2002	2001	2000	1999

Performance Ratios:
Return on assets (1)	(0.39)%	0.90%	0.87%	0.89%	1.29%
Return on equity (2)	(4.20)	10.77	10.43	10.82	16.63
Equity-to-asset ratio (3)	9.33	8.36	8.35	8.25	7.74
Interest rate spread (4)	4.35	4.51	3.75	3.60	3.99
Net interest margin (5)	4.41	4.84	4.23	4.13	4.40
Average interest-earning assets to
average interest-bearing liabilities	106.53	112.43	112.23	111.50	110.45
Efficiency ratio (6)	98.24	67.04	72.44	75.02	67.67
Non-interest expenses as a
percent of average total assets	5.15	4.28	4.17	4.06	3.93

Capital Ratios:
Tier I leverage	16.01	8.44	8.25	8.84	8.14
Tier I risk-based	24.63	12.16	11.93	12.24	11.39
Total risk-based	25.89	13.42	13.18	13.36	12.45

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (7)	0.11	0.14	0.26	0.33	0.27
Non-performing assets as a
percent of total assets	0.13	0.18	0.20	0.30	0.22
Allowance for losses as a percent
of total loans (7)	1.84	1.66	1.48	1.09	1.03
Allowance for losses as a percent
of non-performing loans	1,734.11	1,200.00	575.67	326.98	379.29
Net charge-offs to average
outstanding loans	0.57	0.65	0.90	0.51	0.85
_______________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(6)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(7)	Total loans are net of deferred fees and costs.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-K contains certain "forward-looking statements" that may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to: general and local economic conditions; changes in interest rates; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; competition; success of new products; success of new technology; technological factors affecting operations; costs of technology; costs of constructing new buildings; time to lease excess space in Company owned buildings; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory and technological factors affecting our operations, pricing products and services.

General

        Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, and investment and insurance commissions. Our results of operations are also affected by our provisions for loan losses and other expenses. Other expenses consist primarily of non-interest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy

        Our mission is to build profitable relationships by providing valuable financial solutions for our customers. Service quality, broad product selection, and convenient access are all primary attributes of our brand and business strategy. We focus on providing exceptional service and quality products and services, as well as convenient access to generate a high level of customer satisfaction.

        Our business today consists primarily of establishing deposit and lending relationships with consumers in our primary service areas of Pierce County and the City of Federal Way. We have expanded our products, services and delivery capabilities during the past decade to encompass a full range of loan and deposit services. Our products and services are provided in a manner that enables "high-touch" delivery through personalized service at any of our 12 full-service branch offices, through our call center, or through the Internet banking delivery channel and other automated banking services.

        We have established strategic objectives that guide our actions. Our primary strategic objectives are: (1) enhancing our prominence and deepening our markets' awareness of Rainier Pacific Bank as a community-based provider of quality financial products and services; (2) being a full-service financial solutions provider delivering a high degree of value to our customers; and (3) actively managing Rainier Pacific Bank to produce a financially stable organization that consistently grows its market value.

        Operating as a savings bank, we are committed to providing a network of branch offices and proprietary automated teller machines that enable our customers to access our services within 15 minutes from essentially anywhere in Pierce County. We currently have 12 full-service branch offices and 19 automated teller machines located throughout Pierce County and the City of Federal Way.


        As a full-service financial institution focused primarily on the financial service needs of consumers, we provide a broad range of deposit and loan services to our customers. Our current product line includes a full compliment of consumer loan products including credit cards, automobile, home equity and first mortgage loans. Deposit services include checking, savings, money market and certificate of deposit accounts.

        We also provide multi-family, commercial real estate, and residential construction lending products and services, as well as a limited offering of deposit and loan products for real estate investors and small businesses. We are a member of the Federal Home Loan Bank of Seattle and use borrowed funds as a funding source to supplement customer deposits for funding loans and investments and to assist us in managing our interest rate risk.

        We provide additional services through our wholly-owned subsidiary, Support Systems, Inc. Support Systems, Inc.'s mission is to provide value-added products and services to our customers. The key business lines include financial planning and non-insured investment product sales through our operating unit, Rainier Pacific Financial Services. Another key business line is the offering of property and casualty and life insurance products through a second operating unit, Rainier Pacific Insurance Agency.

Critical Accounting Estimate

        Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertainties in economic conditions. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

        We believe that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about future losses on loans; and (2) the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

        Our methodology for assessing the appropriateness of the allowance consists of three key elements: the formula allowance, specific allowance, and general allowance.

        We review the consumer and residential loan portfolios as a pool of loans since no single loan is individually significant. The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification systems, and general economic conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in the management's judgment as of the evaluation date.

        We determine the specific allowance through the evaluation of commercial real estate and commercial business loans for impairment on a pool basis and on an individual basis once a loan is deemed impaired. A loan is considered impaired when, based on current information; management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

        The conditions evaluated in connection with the general allowance include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental


regulatory actions, recent loss experience in a particular segments of the portfolio and the duration of the current business cycle. The general allowance addresses risks in the portfolio that are not specifically associated with a pool or individual loan but exist due to changes in economic conditions, rapid loan portfolio growth, changes in credit underwriting, weakness in specific loan markets, unseasoned nature of loan portfolio, and new loan products.

        Our asset liability management committee (primarily consisting of senior management) reviews and analyzes the loan portfolio, charges-offs, and allowance on a quarterly basis. Management then discusses the development and calculation of this critical accounting estimate with the loan and investment committee of our board of directors. During 2003, the majority of the audit committee members were also members of the loan and investment committee. The audit committee also reviews the company's disclosures including this critical accounting estimate.

        We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2003 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the growth, unseasoned loans, and relatively weak economic environment. In the review, we determined that the allowance was adequate at 1.84% of gross loans, or $8.2 million. The allowance was 1.66% of gross loans or $6.1 million at December 31, 2002. In 2003, the loan portfolio grew 22.2% to $447.6 million at December 31, 2003 from $366.4 million at December 31, 2002. The strong portfolio growth in the last few years has resulted in a relatively unseasoned loan portfolio which has the potential for increased loan losses. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At December 31, 2003, the multi-family and commercial real estate portfolios totaled $182.0 million up from the $135.2 million, $79.8 million, and $27.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. In September 2002, the Bank started making one-to-four family real estate construction loans and as of December 31, 2003, real estate construction loans totaled $8.4 million. The increase in the allowance is primarily attributable to the substantial growth in the loan portfolio and the unseasoned nature of the portfolio, all of which has occurred in a relatively weak economic environment.

        The Bank recorded net charge-offs of $2.3 million, $2.2 million, $2.6 million, $1.4 million, and $2.2 million during the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively. Consumer loans (including home equity) totaled $129.9 million or 38.6% of the loan portfolio at December 31, 2003. Consumer loans, including home equity loans account for essentially all of the Bank's charge-offs. Based on historical trends, the Bank is expected to continue to charge-off consumer loans in excess of $2.0 million a year.

        The provision for loan losses has fluctuated depending on the growth of the loan portfolio and the level of charge-offs especially during weak economic times. The provision for loan losses was $4.5 million, $3.5 million, $4.4 million, $1.7 million, and $2.1 million for the years ended 2003, 2002, 2001, 2000, and 1999, respectively. If management's estimate of the allowance deviated by plus or minus 20% then the $8.2 million allowance would either decrease to $6.6 million or increase to $9.8 million. The provision for loan losses would then subsequently decrease or increase by $1.6 million. Accordingly, net income would increase or decrease by $1.1 million after federal income taxes.

Critical Accounting Policies

        The Company's significant accounting principles are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.


        Allowance for Loan Losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Loans are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectible. The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its loan portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

        Investments. The Company classifies its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. The fair value of financial instruments is discussed in more detail in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

        Long-Lived Assets and Intangibles. The Company periodically assesses the impairment of its long-lived assets and intangibles using judgment as to the effects of external factors, including market conditions. Judgment is also required in projecting future operating results. If actual external conditions and future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate market value.

        Accrued Taxes. The Company estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002.

        General. Total assets increased by $185.8 million, or 37.2%, to $685.3 million at December 31, 2003 from $499.5 million at December 31, 2002. This increase reflects growth in our net loan portfolio of $79.0 million to $439.3 million from $360.3 million and an increase in investment securities (including mortgage-backed securities) of $91.9 million to $193.9 million from $102.0 million. To fund the increase in assets, Federal Home Loan Bank of Seattle advances increased $80.3 million to $237.1 million from $156.8 million, shareholders' equity increased $72.4 million to $114.6 million from $42.2 million, and deposits increased $25.9 million to $315.4 million from $289.5 million.

        Assets. Our net loan portfolio increased $79.0 million, or 21.9%, to $439.3 million at December 31, 2003 from $360.3 million at December 31, 2002. This increase was primarily attributable to increases in loans secured by the real estate loan portfolio. The largest contributors were one- to four-family residential loans which increased $38.4 million, or 43.7%, to $126.2 million from $87.8 million and the non-residential commercial real estate portfolio which increased $34.8 million, or 57.9%, to $94.9 million from $60.1 million. Other increases in the loan portfolio were generated in the multi-family real estate portfolio which increased $12.0 million to $87.1 million from $75.1 million, and the real estate construction portfolio which increased $7.6 million to $8.4 million from $792,000. These increases in the portfolio were partially offset by a decline in the consumer loan portfolio of $11.5 million, or 8.2%, to $129.9 million from $141.4 million.

        Our investment securities portfolio (including mortgage-backed securities) increased $91.9 million, or 90.1%, to $193.9 million at December 31, 2003 from $102.0 million at December 31, 2002. The growth in the investment portfolio resulted from an increase in investable funds from the mutual to stock conversion proceeds and increased borrowings. Mortgage-backed securities increased $48.6 million, bank trust preferred securities $15.0


million, corporate bonds $11.4 and municipal obligations $12.8 million. All other securities, net, increased $4.1 million.

        Deposits. Our total deposits increased $25.9 million, or 8.9%, to $315.4 million at December 31, 2003 from $289.5 million at December 31, 2002. This growth resulted from increases in interest-bearing deposits of $22.2 million, to $287.0 million from $264.8 million, and non-interest-bearing deposits of $3.7 million, to $28.4 million from $24.7 million for the same time period.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $80.3 million to $237.1 million at December 31, 2003 from $156.8 million at December 31, 2002. We used the borrowings for both short- and long-term funding of loans and investment securities, and as part of our capital and interest rate risk management strategies. We borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to increase interest-earning assets and enhance earnings in connection with leveraging capital to increase our net interest income.

        Capital. Total shareholders' equity increased $72.4 million, or 171.6%, to $114.6 million at December 31, 2003 from $42.2 million at December 31, 2002. Our capital-to-assets ratio under generally accepted accounting principles was 16.72% at December 31, 2003 compared to 8.45% at December 31, 2002. The large increase in our capital-to-assets ratio was a result of $77.4 million of net capital generated in connection with the completion of our mutual-to-stock conversion in October 2003, offset partially by a net loss of $2.5 million and a tax effected unrealized loss on securities of $1.1 million.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002.

        General. Our net income decreased $6.8 million to a loss of $2.5 million for the year ended December 31, 2003 from $4.3 million in net income for the year ended December 31, 2002. The decrease in net income resulted from an increase in non-interest expense, primarily from the contribution to the Rainier Pacific Foundation, offset partially by higher interest income and a tax benefit.

        Net Interest Income. Our total net interest income increased $4.6 million, or 20.6%, to $26.9 million for the year ended December 31, 2003 from $22.3 million for the year ended December 31, 2002. The change in net interest income resulted from increased interest income of $3.8 million, or 11.1%, and a decrease in interest expense of $816,000, or 6.7%. Our interest rate spread decreased to 4.35% from 4.51%, or 16 basis points, for the year ended December 31, 2003 compared to December 31, 2002. The increase in interest income was primarily attributable to a $148.9 million increase in the average balance of interest-earning assets and an overall decrease in the cost of funds, which declined to 2.04% from 2.93%.

        Interest Income. Our interest income increased $3.8, or 11.1%, to $38.1 million for the year ended December 31, 2003 from $34.3 million for the year ended December 31, 2002. Interest earned on loans for the twelve months ended December 31, 2003 and 2002 was $30.5 million and $27.9 million, respectively. The average yield on total loans was 7.43% for the year ended December 31, 2003 compared to 8.20% for the same period in 2002, reflecting lower market rates of interest in 2003. The average balance of total loans increased $69.6 million to $410.0 million for the year ended December 31, 2003 from $340.4 million for the year ended December 31, 2002.

        Interest income on investment securities (including mortgage-backed securities) increased $1.0 million, or 16.9%, to $6.9 million for the year ended December 31, 2003 from $5.9 million the year ended December 31, 2002. The average yield on investments declined to 4.09% compared to 5.32% for the year ended December 31, 2003 and 2002, respectively. The average balance of investment securities for the years ended December 31, 2003 and 2002 was $179.9 million and $119.2 million, respectively.

        Interest Expense. Our interest expense decreased $816,000, or 6.7%, to $11.2 million for the year ended December 31, 2003 from $12.0 million for the year ended December 31, 2002. We attribute this decrease primarily to lower interest rates on deposit accounts. Rates on interest-bearing liabilities decreased to 2.04%, or 89 basis


points, for the year ended December 31, 2003 from 2.93% for the year ended December 31, 2002, reflecting generally lower market rates of interest in 2003.

        Interest expense on borrowed funds increased $952,000, or 14.8%, to $7.0 million for the year ended December 31, 2003 from $6.1 million for the year ended December 31, 2002. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $237.1 million and $156.8 million for the years ended December 31, 2003 and 2002, respectively. The higher level of borrowed funds in 2003 was used to fund the increase in the Company's interest-earning assets.

        Provision for Loan Losses. Our provision for loan losses increased $1.0 million, or 28.6%, to $4.5 million for the year ended December 31, 2003 from $3.5 million for the year ended December 31, 2002. The allowance for loan losses as a percent of total loans increased to 1.84% at December 31, 2003 from 1.66% at December 31, 2002. At December 31, 2003, the allowance for loan losses totaled $8.2 million as compared to $6.1 million at December 31, 2002. The provision was adequate to address both the $79.0 million increase in total loans in 2003 and the additional exposure to loan losses due to a weak economy.

        Non-interest Income. Our non-interest income decreased $1.0 million, or 12.2%, to $7.2 million for the year ended December 31, 2003 from $8.2 million for the year ended December 31, 2002. The decrease is primarily a result of a decrease in gains on the sale of loans of $349,000, decreased gain on the sale of investments of $340,000 and lower fees on deposits of $164,000.

        Non-interest Expense. Non-interest expense increased $13.1 million, or 64.2%, to $33.5 million for the year ended December 31, 2003 from $20.4 million for the year ended December 31, 2002. A one-time contribution to the Rainier Pacific Foundation of $6.3 million is the largest reason for the increase. Other increases include $3.1 million in outside professional services and $2.5 million in compensation and benefits.

        Our outside professional services increased $3.1 million, or 134.8%, to $5.4 million for the year ended December 31, 2003 from $2.3 million for the year ended December 31, 2002. This was primarily attributable to professional services and consulting costs related to our technology initiative.

        Our compensation and benefits represented 40.6% and 54.2% of total non-interest expense for the twelve months ended December 31, 2003 and 2002. Total compensation and benefits increased $2.5 million, or 22.5%, to $13.6 million for the year ended December 31, 2003 from $11.1 million for the same period in 2002 as the result of additional staff associated with our technology initiative.

        Income Tax Expense. Our income tax expense decreased $3.6 million, or 163.6%, to a tax benefit of $1.3 million for the year ended December 31, 2003 compared to expense of $2.2 million for the year ended December 31, 2002.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001.

        General. Our net income increased $579,000, or 15.6%, to $4.3 million for the year ended December 31, 2002 from $3.7 million for the year ended December 31, 2001. The increase in net income resulted from an increase in net interest income, non-interest income, and a lower provision for loan losses which was partially offset by an increase in non-interest expense and higher income tax expense.

        Net Interest Income. Our net interest income increased $4.9 million, or 28.1%, to $22.3 million for the year ended December 31, 2002 from $17.4 million for the year ended December 31, 2001. The change in net interest income resulted from increased interest income of $640,000, or 1.9%, and a decrease in interest expense of $4.2 million, or 26.1%. Our interest rate spread improved to 4.51% from 3.75%, or 76 basis points, for the year ended December 31, 2002 compared to December 31, 2001. The increase in interest income was primarily attributable to the increased balance of interest-earning assets and lower interest expense primarily as a result of our lower cost of funds.


        Interest Income. Our interest income increased $640,000, or 1.9%, to $34.3 million for the year ended December 31, 2002 from $33.6 million for the year ended December 31, 2001. The increase was primarily attributable to a higher average of interest-earning assets resulting from real estate related loan originations, from $411.4 million for the year ended December 31, 2001 to $460.4 million for the year ended December 31, 2002. Interest earned on total loans for the twelve months ended December 31, 2002 and 2001 was $27.9 million and $26.3 million, respectively. The average yield on total loans was 8.20% for the year ended December 31, 2002 compared to 9.03% for the same period in 2001, reflecting lower market rates of interest in 2002.

        Interest income on investment securities (including mortgage-backed securities and Federal Home Loan Bank stock) decreased $678,000, or 9.7%, to $6.3 million for the year ended December 31, 2002 from $7.0 million the year ended December 31, 2001. The average yield on investments declined to 5.32% compared to 6.13% for the year ended December 31, 2002 and 2001, respectively. The average balances of investment securities for the years ended December 31, 2002 and 2001 was $119.2 million and $114.5 million, respectively.

        Interest Expense. Our interest expense decreased $4.2 million, or 26.1%, to $12.0 million for the year ended December 31, 2002 from $16.2 million for the year ended December 31, 2001. We attribute this decrease primarily to lower interest rates on deposit accounts. Rates on interest-bearing liabilities decreased to 2.93%, or 149 basis points, for the year ended December 31, 2002 from 4.42% for the year ended December 31, 2001, reflecting generally lower market rates of interest in 2002. Average interest-bearing deposits decreased $4.0 million, to $271.6 million for the year ended December 31, 2002 from $275.6 million for the year ended December 31, 2001. Our certificates of deposits were the largest contributor to the decrease in deposits partially offset by an increase in other interest-bearing deposits.

        Interest expense on borrowed funds increased $1.4 million or, 29.2%, to $6.1 million for the year ended December 31, 2002 from $4.7 million for the year ended December 31, 2002. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $137.9 million and $91.0 million for the years ended December 31, 2002 and 2001, respectively.

        Provision for Loan Losses. Our provision for loan losses decreased $875,000, or 19.9%, to $3.5 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. The decrease in the provision was primarily a result of net charge-offs decreasing $418,000 to $2.2 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001. The allowance for loan losses as a percent of total loans increased to 1.66% at December 31, 2002 from 1.48% at December 31, 2001. The lower level of net charge-offs allowed us to decrease the provision for loan losses and maintain a larger allowance for loan losses. At December 31, 2002, the allowance for loan losses totaled $6.1 million as compared to $4.8 million at December 31, 2001. The provision was adequate to address both the $46.5 million increase in total loans in 2002 and the additional exposure to loan losses due to a weak economy.

        Non-interest Income. Our non-interest income increased $1.1 million, or 14.9%, to $8.2 million for the year ended December 31, 2002 from $7.1 million for the year ended December 31, 2001. The increase is primarily a result of an increase in gains on the sale of loans of $482,000, and an increase of $503,000 in our subsidiary's investment fee income primarily from the sale of annuities for the year ended December 31, 2002 compared to the year ended December 31, 2001.

        Non-interest Expense. Non-interest expense increased $2.6 million, or 15.0%, to $20.4 million for the year ended December 31, 2002 from $17.8 million for the year ended December 31, 2001. Increases of $1.3 million in compensation and benefits, $469,000 in office operations, $906,000 of outside professional services, and a decrease of $43,000 for other operating expenses were the key factors contributing to higher non-interest expense.

        Our compensation and benefits represented 54.2% and 54.9% of total non-interest expense for the twelve months ended December 31, 2002 and 2001. Total compensation and benefits increased $1.3 million, or 13.6%, to $11.1 million for the year ended December 31, 2002 from $9.8 million for the same period in 2001 as the result of additional staff associated with the opening of our eleventh branch in January 2002 and normal salary increases.


        Office operations increased $469,000, or 18.5%, to $3.0 million, for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001. This was primarily a result of costs related to our technology initiative including data processing maintenance.

        Our outside professional services increased $906,000, or 63.0%, for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. This was primarily attributable to professional services and consulting costs related to our technology initiative.

        Income Tax Expense. Our income tax expense increased $3.6 million, or 264.8%, to $2.2 million for the year ended December 31, 2002 compared to a credit of $1.4 million for the year ended December 31, 2001. Through 2000, we were a state-chartered credit union. As such, we were exempt from federal income taxes under 501(c)(14) of the Internal Revenue Code prior to converting to a state chartered mutual savings bank on January 1, 2001. In connection with the conversion to a taxable entity, we recorded a $2.2 million deferred tax asset that resulted in a net income tax benefit of $1.4 million for the year ended December 31, 2001.


Average Balances, Interest and Average Yields/Costs

        The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period.

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)

INTEREST-EARNING ASSETS
Total loans(1)	$409,956	$30,465	7.43%	$340,369	$27,898	8.20%	$291,547	$26,332	9.03%
Mortgage-backed securities	83,316	3,594	4.31	59,322	3,272	5.52	31,967	1,964	6.14
Investment securities	87,138	3,326	3.82	52,743	2,622	4.97	76,917	4,665	6.06
Federal Home Loan Bank stock	9,472	521	5.50	7,166	445	6.21	5,629	388	6.89
Interest-bearing deposits in
other banks	19,415	186	0.96	791	14	1.77	5,341	262	4.91
Total interest-earning assets	609,297	38,092	6.25	460,391	34,251	7.44	411,401	33,611	8.17

Non-interest-earning assets	40,757			16,925			15,099

Total average assets	$650,054			$477,316			$426,500

Interest-bearing liabilities:
Savings accounts	$ 56,973	235	0.41	$ 38,200	274	0.72	$33,139	496	1.50
Interest-bearing checking
accounts	46,162	151	0.33	21,281	210	0.99	14,552	221	1.52
Money market deposit accounts	91,145	732	0.80	58,576	803	1.37	53,850	1,614	3.00
Certificates of deposit	158,471	3,025	1.91	153,543	4,624	3.01	174,071	9,189	5.28
Total deposits	352,751	4,143	1.17	271,600	5,911	2.18	275,612	11,520	4.18

Federal Home Loan Bank
advances(2)	195,519	7,024	3.59	137,907	6,072	4.40	90,973	4,701	5.17

Total interest-bearing liabilities	548,270	11,167	2.04	409,507	11,983	2.93	366,585	16,221	4.42

Non-interest-bearing liabilities	41,152			27,928			24,285

Total average liabilities	589,422			437,435			390,870

Average equity	60,632			39,881			35,630

Total liabilities and equity	$650,054			$477,316			$426,500

INTEREST-EARNING ASSETS
Net interest income		$26,925			$22,268			$17,390
Interest rate spread		4.21%			4.51%			3.75%
Net interest margin (3)		4.41%			4.84%			4.23%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		111.07%			112.43%			112.23%

(footnotes on following page)


_______________________
(1)	Average total loans includes non-performing loans and are net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
(2)	The 2003 and 2002 interest expense was reduced by a capitalized interest credit of $80,000 and $71,000, respectively.
(3)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

        The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on Rainier Pacific Bank's assets, the weighted average interest rates paid on Rainier Pacific Bank's liabilities, together with the net yield on interest-earning assets.

	At December 31,	Year Ended December 31,
	2003	2003	2002	2001
Weighted average yield on:
Total loans (1)	6.84%	7.43%	8.20%	9.03%
Mortgage-backed securities	4.33	4.31	5.52	6.14
Investment securities	3.71	3.82	4.97	6.06
Federal Home Loan Bank stock	5.00	5.50	6.21	6.89
Interest-bearing deposits in other banks	0.90	0.96	1.77	4.91
Total interest-earning assets	5.97	6.25	7.44	8.17

Weighted average rate paid on:
Savings accounts	0.35	0.41	0.72	1.50
Interest-bearing checking accounts	0.24	0.33	0.99	1.52
Money market deposit accounts	0.84	0.80	1.37	3.00
Certificates of deposit	1.53	1.91	3.01	5.28
Total average deposits	1.06	1.17	2.18	4.18
Federal Home Loan Bank advances	3.21	3.59	4.40	5.17
Total interest-bearing liabilities	2.03	2.04	2.93	4.42

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	3.94	4.21	4.51	3.75

Net interest margin (2)	4.34	4.41	4.84	4.23
________________
(1)	Weighted average rate earned on loans does not include a yield adjustment for deferred loan fees/costs at December 31, 2003. Earnings from the amortization of net loan fees was included in the weighted average rate calculations for the years ended December 31, 2003, 2002 and 2001. Total loans used to calculate yield are net of deferred fees and costs.
(2)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.


Rate/Volume Analysis

        The following table sets forth the effects of changing rates and volumes on the net interest income of Rainier Pacific Bank. Information is provided with respect to effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate), effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and changes in rate/volume (changes attributable to the combined impact of volume and rate).

	Year Ended December 31,				Year Ended December 31,
	2003 Compared to Year				2002 Compared to Year
	Ended December 31, 2002				Ended December 31, 2001
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
			Rate/				Rate/
	Volume	Rate	Volume (2)	Total	Volume	Rate	Volume (2)	Total
	(In Thousands)
Interest-earning assets:
Total loans (1)	$ 5,724	$(2,621)	$ (536)	$ 2,567	$ 4,391	$(2,420)	$ (405)	$ 1,566
Mortgage-backed securities	1,330	(718)	(290)	322	1,676	(198)	(170)	1,308
Investment securities	1,707	(607)	(396)	704	(1,468)	(838)	263	(2,043)
Federal Home Loan Bank stock	143	(51)	(16)	76	105	(38)	(10)	57
Interest-bearing deposits in
other banks	329	(6)	(151)	172	(223)	(168)	143	(248)

Total net change in income on
interest-earning assets	$ 9,233	$(4,003)	$(1,389)	3,841	$ 4,481	$(3,662)	$ (179)	640

Interest-bearing liabilities:
Savings accounts	$ 137	$ (118)	$ (58)	(39)	$ 75	$ (258)	$ (39)	(222)
Interest-bearing checking
accounts	245	(140)	(164)	(59)	102	(77)	(36)	(11)
Money market deposit accounts	450	(334)	(187)	(71)	144	(878)	(77)	(811)
Certificates of deposit	144	(1,689)	(54)	(1,599)	(1,080)	(3,951)	466	(4,565)
Total average deposits	976	(2,281)	(463)	(1,768)	(757)	(5,166)	314	(5,609)
Federal Home Loan Bank
advances	2,536	(1,117)	(467)	952	2,432	(700)	(361)	1,371

Total net change in expense on
interest-bearing liabilities	$ 3,512	$(3,398)	$ (930)	(816)	$ 1,675	$(5,866)	$ (47)	(4,238)

Net change in net interest income				$4,657				$ 4,878
___________
(1)	Total loans are net of deferred fees and costs.
(2)	Changes attributable to the combined impact of volume and rate have not been allocated to the specific changes due to volume and rate. If such changes were to be allocated, they would be done so proportionately to the specific changes due to volume and rate.

Asset and Liability Management and Market Risk

        General. Rainier Pacific Bank's board of directors has established an asset liability management policy to guide management in managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy includes the use of an asset liability management committee whose members primarily consist of the members of senior management. The committee's purpose is to communicate, coordinate and manage


our asset/liability positions consistent with our business plan and board-approved policies. The asset and liability management committee meets twice a month to review various areas including:

   economic conditions;
  interest rate outlook;
  current and projected liquidity needs;
  asset/liability mix;
  interest rate risk sensitivity;
  current market opportunities to promote specific products;
  loan and deposit product pricing;
  historical financial results;
  projected financial results; and
  capital position.

The committee members frequently meet on an ad hoc basis in between regularly scheduled meetings particularly during periods of highly volatile economic conditions to discuss dynamic and timely tactical actions regarding loan portfolio allocations, investment securities positioning, borrowing opportunities, and product features and pricing changes. The tactical actions and related changes are generally taken in a very timely manner in order to enhance our competitive position in the marketplace, and are done so in the context of the long-term strategic direction established by the board of directors.

        Risks to Us When Interest Rates Change. One of our primary financial objectives is to generate ongoing profitability. The largest contributor to our profitability is net interest income. Net interest income is the difference between the income we receive on loans and investments and the costs we pay on deposits and borrowings. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that Rainier Pacific Bank holds.

        The asset liability management policy and committee guide management in managing Rainier Pacific Bank's performance. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit.

        How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a quarterly basis through a service offered by the Federal Home Loan Bank of Seattle. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods of


repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

        The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data from the Federal Home Loan Bank of Seattle to determine prepayments and maturities of loans, investments and borrowings, and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments result in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

        The following table illustrates the change in the Bank's net interest income at December 31, 2003 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counter the effect of that interest movement.

	Net Interest Income
Basis Point
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

400	$28,383	$(1,042)	3.54%
300	28,840	(585)	1.99
200	29,153	(272)	0.92
100	29,369	(56)	0.19
0	29,425	--	--
(100)(2)	28,072	(1,352)	4.60
___________
(1)	Represents the decrease of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.
(2)	Changes in rates for minus (negative) 200, 300 and 400 basis points were not included because many interest rates would become negative and are not indicative of a realistic interest rate scenario.


        The following table illustrates the change in the net portfolio value at December 31, 2003 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
	Net Portfolio Value (1)			Portfolio Value of Assets
Basis Point						Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
	(Dollars in Thousands)

400	$31,620	$(47,801)	(60.19)%	5.34%	(6.22)%	$592,481
300	44,918	(34,503)	(43.44)	7.29	(4.27)	616,023
200	57,461	(21,960)	(27.65)	8.98	(2.58)	639,574
100	69,322	(10,099)	(12.72)	10.45	(1.11)	663,522
0	79,421	--	--	11.56	--	686,969
(100)(6)	81,198	1,777	2.24	11.63	0.07	698,340

____________
(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the decrease or increase in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value").
(4)	Calculated as the decrease or increase in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value assuming no change in interest rates.
(5)	Market value of assets is calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.
(6)	Changes in rates for minus (negative) 200, 300 and 400 basis points were not included because many interest rates would be negative and not indicative of a realistic interest rate scenario.

        Interest rates are at historically low levels with most deposit rates well below 2%. If interest rates were to rapidly decline from these historical lows, we may not be able to reduce the rates we pay on our deposits and borrowed funds (interest-bearing liabilities) as rapidly as the decline we may experience on the rates we earn on loans and investments (interest-earning assets). The difference between the rate we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities is referred to as interest rate spread.

        When interest rates decline by 100 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest earning assets gradually decreases while the rate we pay on our interest-bearing liabilities would remain fairly constant. Interest income would gradually decrease on our interest-earning assets because of their relatively longer-term structure and increased prepayment risks. However, because current interest rates are so low, the rate we pay on the majority of our deposits cannot decline 100 basis points since most rates are already well below the 2% level. In addition, our intermediate-term borrowings from the Federal Home Loan Bank of Seattle do not immediately reprice when interest rates decline. Because of the low rate environment, our interest rate spread narrows and so does our net interest income and net portfolio value when rates decline.


        When interest rates rise by 100, 200, 300 or 400 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities. Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term structures. Our interest-bearing liabilities generally consist of short-term deposits (savings, money market, and certificates of deposits) and short- to intermediate-term borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interest-earning assets. In addition, a large portion of our loans, such as our commercial real estate, multi-family, home equity lines of credit, VISA card portfolio and residential construction loans are at their minimum (floor) rates which are above their fully-indexed adjustable rate. Accordingly, the rate we earn on these loans will not increase until the fully-indexed adjustable rate exceeds the minimum (floor) rate.

        The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using the Federal Home Loan Bank of Seattle's and our estimates of current replacement rates to discount the cash flows. The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio. The model we use that is administered by the Federal Home Loan Bank of Seattle does not change the delinquency rate for the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

Liquidity and Commitments

        We actively analyze and manage Rainier Pacific Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in Item 8 of this report.

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity. Our policy requires Rainier Pacific Bank to maintain adequate lines of credit in an amount equal to at least 10% of deposits. We can borrow for liquidity, loan and investment opportunities, and to enhance our interest rate risk management. Our policy requires Rainier Pacific Bank to maintain at least five percent of assets in an unused line of credit and 20% of assets in an unused line of credit, interest-bearing deposits, available-for-sale investment securities, and readily saleable loans. At December 31, 2003, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 45.0% of total assets, with an unused portion of the line of credit amounting to 10.3% of total assets. This line of credit is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At December 31, 2003, we were in compliance with our collateral requirements, and 22.9% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we had 35.2% of total assets available through unused lines of credit, interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes.


        At December 31, 2003, certificates of deposits amounted to $138.8 million, or 44.0% of total deposits, including $130.4 million that are scheduled to mature by December 31, 2004. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker. Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of savings certificates to retain or decrease deposits in changing interest rate environments.

        At December 31, 2003, we had $346,000 of net unrealized losses on securities classified as available-for-sale, or 0.4% of the $80.6 million carrying value of the related securities. Movements in market interest rates will affect the unrealized gains and losses on these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

Capital Resources

        Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of December 31, 2003, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all capital requirements. Total equity for the Bank was $81.6 million at December 31, 2003, or 11.93% of total assets on that date. The Bank's regulatory capital ratios at December 31, 2003, were as follows: Tier I leverage of 10.70%; Tier I risk-based capital of 17.83%; and total risk-based capital of 19.08%.

        In 2001, we commenced a technology initiative, projected to cost approximately $12.8 million. We have incurred total expenditures of approximately $12.0 million as of December 31, 2003 and have recognized $6.1 million in expense specifically attributable to the $12.8 million projected cost through December 31, 2003.

        We also purchased approximately 32,000 square feet of property in downtown Tacoma in two phases in 1999 and 2002 to construct a mixed-use office/retail building. The total investment in the project, including the land, is expected to be approximately $15.0 million exclusive of tenant improvements and leasing costs. As of December 31, 2003, we have incurred total expenditures of approximately $5.7 million, and we have recognized $63,000 in expense specifically attributable to the $15.0 million projected cost. This capital investment will directly reduce our net interest income, and this reduction is not projected to be offset by positive cash flows from the building until at least 2005. Our financial projections for the building incorporate assumptions and estimates we believe to be reasonable in light of the current market conditions for class "A" office/retail space and the current weakness in the local economy. In light of these factors, our projections assume that the project will not reach a stabilized occupancy rate of 90% until July 2005. In addition, the projections incorporate rental rates slightly below those currently being offered by comparable class "A" properties in downtown Tacoma. Based upon our projections, the positive cash flows generated from the building at the projected stabilized occupancy rate will exceed the loss of net interest earnings from the capital investment, and will partially offset the related depreciation expenses associated with the building.

Contractual Obligations

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and a contract to build a mixed-use office/retail building that will house the Company's corporate offices and a branch office, as well as other tenants. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Company's long-term contractual obligations at December 31, 2003:


	Less than One Year	One to Three Years	Three to Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$130,371	$ 8,283	$ 165	$ --	$138,819
Long-term borrowings	97,162	77,658	27,782	34,503	237,105
Operating lease obligations	535	702	250	1,400	2,887
Purchase obligation - building contract	7,780	--	--	--	7,780
Total	$235,848	$ 86,643	$ 28,197	$ 35,903	$386,591

Off-Balance Sheet Arrangements

        In the normal course of business, the company makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The Bank makes personal, commercial, and real estate lines of credit available to customers but does not issue stand by letters of credit or financial guarantees.

        Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

Impact of Inflation

        The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

        The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

        During 2003, the Financial Accounting Standard Board issued the following accounting standards related to the financial services industry:

        Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation defined a variable interest entity as a corporation, partnership, trust or any other legal structure used for the business purpose that either (a) does not have equity investors with voting rights or (b) has equity


investors that do not provide sufficient financial resources for the entity to support its activities. This Interpretation will require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return. The provisions of this Interpretation are required to be applied immediately to variable interest entities created after January 31, 2003. We do not have any variable interest entities and accordingly the implementation of this Interpretation did not result in an impact on our financial position or results of operations.

        Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standard Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this Statement did not result in an impact on our financial position or results of operations.

        Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Adoption of this Statement did not result in an impact on our statement of financial position or results of operations.

        The Emerging Issues Task Force researched a consensus in Emerging Issues Task Force 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus was that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Financial Accounting Standards Board Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than temporary impairment has not been recognized. This Emerging Issues Task Force consensus is effective for fiscal years ending after December 15, 2003. Adoption of the Emerging Issues Task Force consensus did not result in an impact on our statement of financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk " of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Independent Auditors' Report	67
Consolidated Statement of Financial Condition as of December 31, 2003 and 2002	68
Consolidated Statement of Operations For the Years Ended
December 31, 2003, 2002, and 2001	69
Consolidated Statement of Shareholders' Equity For the
Years Ended December 31, 2003, 2002 and 2001	70
Consolidated Statement of Cash Flows For the Years Ended
December 31, 2003, 2002 and 2001	71
Notes to Consolidated Financial Statements	72


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Rainier Pacific Financial Group, Inc. and Subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainier Pacific Financial Group, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
February 10, 2004


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (dollars in thousands)

	At December 31,	At December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$ 9,922	$ 8,564
Interest bearing deposits with banks	115	49
Securities available-for-sale	80,213	52,502
Securities held-to-maturity (fair value at December 31, 2003:
$112,914; at December 31, 2002: $51,219)	113,715	49,495
Federal Home Loan Bank stock, at cost	11,443	8,006

Loans	447,557	366,420
Less: allowance for loan losses	(8,237)	(6,084)
Loans, net	439,320	360,336

Premises and equipment, net	21,236	13,221
Accrued interest receivable	3,559	2,647
Other assets	5,772	4,637

TOTAL ASSETS	$ 685,295	$ 499,457

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$ 28,429	$ 24,700
Interest bearing	286,951	264,760

TOTAL DEPOSITS	315,380	289,460

Borrowed funds	237,105	156,793
Corporate drafts payable	9,065	2,837
Deferred gain on sale and leaseback transaction	1,019	1,219
Accrued compensation and benefits	3,430	3,133
Other liabilities	4,739	3,803

TOTAL LIABILITIES	570,738	457,245

SHAREHOLDERS' EQUITY
Common stock, no par value: 49,000,000 shares authorized;
8,442,840 shares issued and 7,780,992 shares outstanding at
December 31, 2003; none outstanding at December 31, 2002	82,570	-
Employee Stock Ownership Plan ("ESOP") debt	(6,618)	-
Accumulated other comprehensive income (loss), net of tax	(232)	828
Retained earnings	38,837	41,384

TOTAL SHAREHOLDERS' EQUITY	114,557	42,212

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 685,295	$ 499,457

See accompanying notes                                                                                                                        68


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (dollars in thousands except per share data)

	Years Ended December 31,
	2003	2002	2001
INTEREST INCOME
Loans	$ 30,465	$ 27,898	$ 26,332
Securities available-for-sale	3,300	3,127	4,702
Securities held-to-maturity	3,621	2,767	1,927
Interest bearing deposits and other	186	14	262
FHLB stock dividends	520	445	388

Total interest income	38,092	34,251	33,611

INTEREST EXPENSE
Deposits	4,143	5,911	11,520
Borrowed funds	7,024	6,072	4,701

Total interest expense	11,167	11,983	16,221

Net interest income	26,925	22,268	17,390

PROVISION FOR LOAN LOSSES	4,500	3,525	4,400

Net interest income after provision
for loan losses	22,425	18,743	12,990

NON-INTEREST INCOME
Deposit service fees	3,449	3,613	3,600
Loan servicing fees	926	1,071	964
Insurance service fees	624	607	646
Investment service fees	542	648	145
Gain on sale of securities, net	130	470	410
Gain on sale of loans, net	1,191	1,540	1,082
Gain on sale of premises and equipment, net	191	204	181
Other operating income	110	63	121

Total non-interest income	7,163	8,216	7,149

NON-INTEREST EXPENSE
Compensation and benefits	13,581	11,082	9,753
Office operations	3,606	3,011	2,542
Occupancy, net	1,214	1,187	969
Loan servicing	291	210	239
Outside and professional services	5,366	2,345	1,439
Marketing	1,143	999	927
Charitable contribution to Foundation	6,348	-	-
Other operating expense	1,939	1,603	1,907

Total non-interest expense	33,488	20,437	17,776

INCOME (LOSS) BEFORE FEDERAL INCOME TAX	(3,900)	6,522	2,363

FEDERAL INCOME TAX EXPENSE (BENEFIT)	(1,353)	2,228	(1,352)

NET INCOME (LOSS)	$ (2,547)	$ 4,294	$ 3,715

EARNINGS (LOSS) PER COMMON SHARE
Basic	$ (0.33)	nm(1)	nm(1)
Diluted	$ (0.33)	nm(1)	nm(1)
Weighted average shares outstanding - Basic	7,774,203	nm(1)	nm(1)
Weighted average shares outstanding - Diluted	7,774,203	nm(1)	nm(1)

(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until October 20, 2003.

69                                                                                                                    See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (dollars in thousands)

					Accumulated Other Comprehensive
			Debt Related
	Common Stock			Retained
	Shares	Amount	to ESOP	Earnings	Income (Loss)	Total

Balance, December 31, 2000	-	$ -	$ -	$ 33,375	$ (1,071)	$ 32,304

Net income				3,715		3,715
Other comprehensive income:
Change in unrealized gain on securities,
net of tax of $727					1,411	1,411

Comprehensive income						5,126

Balance, December 31, 2001				37,090	340	37,430

Net income				4,294		4,294
Other comprehensive income:
Change in unrealized gain on securities,
net of tax of $251					488	488

Comprehensive income						4,782

Balance, December 31, 2002				41,384	828	42,212

Common stock issued	8,442,840	82,517				82,517
Loan to ESOP			(6,754)			(6,754)
Repayment of ESOP debt			136			136
ESOP activity- Change in value of shares
committed to be released		53				53
Net income (loss)				(2,547)		(2,547)
Other comprehensive income (loss):
Change in unrealized gain (loss) on
securities, net of tax benefit of $547					(1,060)	(1,060)

Comprehensive income						72,345

Balance, December 31, 2003	8,442,840	$ 82,570	$ (6,618)	$ 38,837	$ (232)	$114,557

See accompanying notes                                                                                                                        70


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,547)	$ 4,294	$ 3,715
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	1,534	1,336	1,128
Provision for loan losses	4,500	3,525	4,400
Federal Home Loan Bank stock dividends	(520)	(445)	(388)
Deferred income tax	(2,224)	(94)	(1,352)
Gain on sale of securities, net	(130)	(470)	(410)
Gain on sale of premises and equipment, net	(191)	(204)	(181)
Gain on sales of loans, net	(1,191)	(1,622)	(1,140)
Common stock contributed to charitable foundation	5,078
Change in operating assets and liabilities:
Accrued interest receivable	(912)	416	(92)
Other assets	1,688	(688)	(1,676)
Corporate drafts payable	6,228	(68)	795
Other liabilities and deferred credits	1,233	1,223	2,517

Net cash from operating activities	12,546	7,203	7,316

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments and calls	74,797	92,204	87,452
Purchases	(77,493)	(78,008)	(155,051)
Activity in securities held-to-maturity:
Maturities, prepayments and calls	29,887	10,100	47,939
Purchases	(120,598)	(5,955)	(21,681)
Purchases of Federal Home Loan Bank stock	(2,917)	(1,402)	(1,969)
Increase in loans, net	(122,645)	(123,595)	(97,141)
Proceeds from sales of loans	40,352	76,553	48,193
Purchases of premises and equipment	(9,558)	(4,745)	(616)
Decrease (increase) in NCUSIF deposit	-	-	2,432
Increase in interest bearing deposits with banks	(66)	78	9,873

Net cash from investing activities	(188,241)	(34,770)	(80,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock offering	77,439	-	-
Net increase in deposits	25,920	(22,396)	30,878
Net increase in borrowed funds	80,312	51,442	42,431
Loan to ESOP	(6,754)
Repayment of ESOP debt	136	-	-

Net cash from financing activities	177,053	29,046	73,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,358	1,479	56

CASH AND CASH EQUIVALENTS, beginning of year	8,564	7,085	7,029

CASH AND CASH EQUIVALENTS, end of year	$ 9,922	$ 8,564	$ 7,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 11,277	$ 11,932	$ 16,031

Income taxes	$ 2,343	$ 1,272	$ 430

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
ACTIVITIES
Transfer of securities from available-for-sale to	$ -	$ -	$ 26,544
held-to-maturity

Unrealized gains (losses) on securities	$ (1,060)	$ 488	$ 1,411

71                                                                                                                    See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies

Organization - Effective January 1, 2001, Rainier Pacific, A Community Credit Union (the Credit Union) converted from a state chartered community credit union to a state chartered mutual savings bank and changed its name to Rainier Pacific Savings Bank (the Bank) doing business as, Rainier Pacific Bank. The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 12 banking offices located in Pierce County and South King County. Support Systems, Inc. (SSI), a wholly-owned subsidiary, operates Rainier Pacific Insurance Agency and Rainier Pacific Financial Services.

On October 20, 2003, the Bank converted from a mutual savings bank to a stock savings bank. In connection with the conversion, the bank holding company, Rainier Pacific Financial Group, Inc. (the Company) was formed. The Company purchased 100% of the Bank's common stock simultaneous with the Bank's conversion to stock form and the Company's offering and sale of common stock to the public.

Principles of consolidation and basis of presentation - The consolidated financial statements include the accounts of the Company, the Bank and SSI. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices followed by the financial services industry.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated statements of financial condition, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Cash and cash equivalents - Cash and cash equivalents consist of vault and ATM cash and non-interest bearing deposits in depository institutions, including the Federal Reserve and the Federal Home Loan Bank. Cash and cash equivalents have a maturity of three months or less.

Interest bearing deposits with banks - Interest bearing deposits with banks include interest bearing deposits at various financial institutions including the Federal Home Loan Bank. At times throughout the year, the Bank has balances that exceed FDIC insurance limits.

Securities available-for-sale - Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Changes in the fair value of investments classified as available-for-sale are reflected as direct charges or credits to equity, net of any tax effect. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Fair value is determined using published quotes as of the close of business. Premiums or discounts are recognized in interest income using the interest method.

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Permanent declines, if any, in the fair value of individual securities available-for-sale that are below cost are included in earnings as realized losses.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Securities held-to-maturity - Securities for which the Bank has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premiums or discounts are recognized in interest income using the interest method.

Permanent declines, if any, in the fair value of individual securities held-to-maturity that are below cost are included in earnings as realized losses.

Federal Home Loan Bank (FHLB) stock - As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances and requirements of the FHLB's Mortgage Purchase Program. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held no loans for sale at December 31, 2003 and 2002. In January 2004, the Bank identified and sold $473,000 of first mortgage real estate loans.

Loans and allowance for loan losses - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off are reported at their unpaid outstanding principal balance, are adjusted for unearned discounts, net of unamortized, non-refundable fees and related direct loan origination costs. Interest income is accrued as earned. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan.

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. Accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes past due 90 days as to either principal or interest. When the interest accrual is discontinued, all accrued interest is reversed against current income. Interest income is recognized when the borrower makes subsequent payments. The accrual of interest is resumed when, in management's opinion, the collectibility of principal and interest is no longer in doubt.

The Bank maintains an allowance for loan losses to absorb credit losses inherent in the loan portfolio. The allowance is based on ongoing assessments of probable estimated credit losses. The allowance is increased by the provision for loan losses, which is charged against current operating results and decreased by the amount of charge-offs, net of recoveries.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

The Bank's methodology for assessing the appropriateness of the allowance consists of three elements: the formula allowance, the specific allowance, and the general allowance. The formula allowance is calculated by applying a loss percentage to the various loan pool types based on historical information such as past due ratios and loss experience. These factors may be adjusted for events deemed significant by management as of the evaluation date. The specific allowance is determined based upon estimated probable losses on specific loans in the portfolio. The general allowance is established to ensure the adequacy of the allowance in situations where management believes that estimation risk exists or when there are other risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific portions of the allowance.

These evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available. Additionally, state and federal regulators, upon examination, may require the Bank to make additional provisions or adjustments to the allowance.

Premises and equipment - Land is stated at cost. Land improvements, buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives:

                                    Buildings and improvements                10 - 40 years
                                    Furniture, fixtures and equipment           3 - 10 years

Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Gains and losses on dispositions are reflected in current operations. Expenditures for major improvements are capitalized and ordinary maintenance and repairs are charged to operations, as incurred.

Expenditures related to computer software developed for internal use are accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software expenditures incurred during the preliminary stage are expensed as incurred. Expenditures which are not recognized immediately as expense are capitalized and amortized under the straight-line method over three years, commencing when the system is placed in use or substantially complete (Note 10).

The Bank reviews premises and equipment for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of specific assets may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Bank will write down the assets to their fair value based on either the present value of estimated expected future cash flows or anticipated realizable market value. In circumstances where a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life.

Upon commencement of a multi-year technology initiative in 2001, the Bank accelerated the depreciation, under the straight-line method, of the information systems to be replaced so that all of the assets to be replaced were fully depreciated upon completion and implementation of the new systems. This accelerated depreciation was due to the planned abandonment of the information systems assets in advance of their previously estimated useful lives.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Collateral in liquidation and other real estate owned - Collateral in liquidation and other real estate owned (obtained through repossession or foreclosure) is recorded at the lower of its acquisition cost or its net realizable value. The Bank held $430,000 and $306,000 of such assets at December 31, 2003 and 2002, respectively, which are included in "other assets".

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights - Servicing assets are recognized when rights are acquired through the sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans sold. Servicing assets are evaluated for impairment based upon the fair value of the assets as compared to amortized cost.

Mortgage loans serviced for others include whole loans sold to Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks (FHLB), and Federal National Mortgage Association (FNMA). Loans being serviced for FHLMC, FHLB and FNMA totaled $76,904,000 and $96,333,000 at December 31, 2003 and 2002, respectively.

Income taxes - The Company, Bank and SSI file a consolidated tax return. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Other intangible assets - In December 2000, the Bank's wholly-owned subsidiary, SSI, acquired the rights to customers and policies of a local insurance agency for $350,000. The purchase amount was accounted for as an intangible asset and is being included in "other assets" in the statement of financial condition. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, intangible assets are amortized and periodically tested for impairment. The balance of the intangible asset was $245,000 and $280,000 as of December 31, 2003 and 2002, respectively.

Marketing costs - The Bank expenses marketing costs as they are incurred. Marketing expense was $1,143,000, $999,000 and $927,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Comprehensive income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the consolidated statement of shareholders' equity.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Segment reporting - The Bank's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Bank operates primarily in the Puget Sound geographical region of Washington State. Management makes operating decisions and assesses performance based on an ongoing review of the Bank's consolidated financial results. Therefore, the Bank has a single operating segment for financial reporting purposes.

Employee stock ownership plan - The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). Under Statement of Position (SOP) No. 93-6, Employers' Accounting for Employer Stock Ownership Plans, as shares are committed to be released from collateral, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are recorded as a reduction of debt and accrued interest. At December 31, 2003, there are 661,848 unallocated shares in the plan (Note 11). Shares committed to be released as of December 31, 2003 totaled 13,579 and will be allocated to plan participants in the first quarter of 2004.

Earnings per share (EPS) data - The Company displays basic and diluted EPS in the consolidated statement of operations. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the year. At December 31, 2003, the Company had no stock options or related instruments, and as a result, basic and diluted EPS are the same.

Recent accounting pronouncements - During 2003, the Financial Accounting Standard Board issued the following accounting standards related to the financial services industry.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of Interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. The Company does not have any VIEs and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial account and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standard for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus was that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Adoption of the EITF consensus did not result in an impact on the Company's statement of financial position or results of operations.

Reclassifications - Certain amounts in the prior year have been reclassified to conform to the 2003 presentation.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault or on deposit with the Federal Reserve Bank. The minimum reserve balance as of December 31, 2003 and 2002 was approximately $1,950,000 and $1,318,000, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities

The following summarizes the recorded value, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):

Note 3
			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value
Securities Available-for-Sale

December 31, 2003
Corporate bond	$ 17,489	$ 154	$ -	$ -	$ 17,643
U.S. Government agencies	18,500	-	26	-	18,474
Mortgage-backed securities	19,570	-	187	-	19,383
Trust Preferred Securities	25,000	-	287	-	24,713

	$ 80,559	$ 154	$ 500	$ -	$ 80,213

December 31, 2002
Corporate bond	$ 3,045	$ 227	$ -	$ -	$ 3,272
U.S. Government agencies	29,747	674	-	-	30,421
Mortgage-backed securities	8,395	414	-	-	8,809
Trust Preferred Securities	10,000	-	-	-	10,000

	$ 51,187	$ 1,315	$ -	$ -	$ 52,502

Securities Held-to-Maturity

December 31, 2003
U.S. Government agencies	$ 20,000	$ -	$ 94	$ -	$ 19,906
Mortgage-backed securities	80,947	-	362	-	80,585
Municipal obligations	12,768	-	345	-	12,423

	$ 113,715	$ -	$ 801	$ -	$ 112,914

December 31, 2002
U.S. Government agencies	$ 5,942	$ 261	$ -	$ -	$ 6,203
Mortgage-backed securities	43,553	1,463			45,016

	$ 49,495	$ 1,724	$ -	$ -	$ 51,219

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, 2003 there are 36 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities (continued)

At December 31, 2003, the weighted average yield on corporate bonds, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 4.24%, 3.40%, 4.31%, 4.09% and 4.94%, respectively. At December 31, 2002, the weighted average yield on the corporate bond, U.S. Government agency securities, mortgage-backed securities and trust preferred securities was 5.77%, 4.95%, 5.75% and 4.92%, respectively. The Bank did not hold any municipal obligations at December 31, 2002.

The recorded value and the fair value of investment securities at December 31, 2003, by contractual maturity, are shown below (dollars in thousands).
	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due from one year to five years	$ -	$ -	$ 35,989	$ 36,117
Due from five years to ten years	20,000	19,906	-	-
Due after ten years	12,768	12,423	25,000	24,713
Mortgage-backed securities	80,947	80,585	19,570	19,383

	$ 113,715	$ 112,914	$ 80,559	$ 80,213

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

Securities valued at $135,641,000 and $2,503,000 were pledged to the FHLB and the Public Deposits Protection Commission as of December 31, 2003, respectively. Securities valued at $88,155,000 and $2,069,000 were pledged to the FHLB and the Public Deposits Protection Commission as of December 31, 2002, respectively.

Proceeds from sales of available-for-sale investment securities were $18,333,000, $92,204,000 and $87,452,000 in 2003, 2002 and 2001, respectively.

Gross gains from the sales of available-for-sale investment securities were $200,000, $511,000 and $499,000 in 2003, 2002 and 2001, respectively. The Bank incurred gross losses of $70,000, $41,000 and $89,000 in 2003, 2002 and 2001, respectively.

In 2001, the Bank transferred securities valued at $26,544,000 from the available-for-sale classification to held-to-maturity. The fair value adjustments on the securities available-for-sale were transferred as a discount and premium to securities held-to-maturity. The discount and premium are components of other comprehensive income and are being accreted over the lives of the securities.

Sales from the held-to-maturity portfolio during 2001 amounted to $9,750,000. Gross gains on the sales totaled $62,000. The circumstances leading up to the sales related to the securities approaching their maturity date. There were no sales from the held-to-maturity portfolio in 2003 or 2002.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

The major classifications of loans are summarized as follows at December 31 (dollars in thousands):
	2003	2002
Real estate
One-to-four family residential	$ 126,183	$ 87,804
Five or more family residential	87,068	75,109
Commercial	94,913	60,126

	308,164	223,039

Real estate construction
One-to-four family residential	8,364	792

Consumer
Automobile	59,779	62,619
Home equity loans	31,545	33,078
Credit cards	22,834	25,445
Other	15,735	20,294

	129,893	141,436

Commercial/business	1,170	1,188

Subtotal	447,591	366,455

Less: Deferred loan fees, net	(34)	(35)
Less: Allowance for loan losses	(8,237)	(6,084)

Loans, net	$ 439,320	$ 360,336

Sold loans, serviced for others	$ 76,904	$ 96,333

There were $475,000 and $507,000 of impaired loans at December 31, 2003 and 2002, respectively. The Bank discontinued accruing interest on loans totaling $475,000 and $437,000 at December 31, 2003 and 2002, respectively. There were no specific allowances for impaired loans at December 31, 2003 and 2002. The average balance in impaired loans was approximately $632,000 and $667,000 during the years ended December 31, 2003 and 2002, respectively. If interest on these loans had been accrued, such interest income would have been approximately $26,000, $193,000 and $154,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were classified as impaired. The effects of troubled debt restructurings are not considered material to the Bank's financial position and results of operations.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable (continued)

The following table sets forth the final maturities of the Bank's loan portfolio at December 31, 2003 (dollars in thousands):
	Within	One Year to	After
	One Year	Five Years	Five Years	Total
Real estate
One-to-four-family residential	$ 50	$ 1,034	$ 125,099	$ 126,183
Five or more family residential	-	6,405	80,663	87,068
Commercial	-	11,926	82,987	94,913

	50	19,365	288,749	308,164

Real estate construction
One-to-four-family residential	8,364	-	-	8,364

Consumer
Automobile	604	30,911	28,264	59,779
Home equity loans	10,002	3,495	18,048	31,545
Credit cards	22,834	-	-	22,834
Other	8,724	2,980	4,031	15,735

	42,164	37,386	50,343	129,893

Commercial/business	435	735	-	1,170

Total loans	$ 51,013	$ 57,486	$ 339,092	$ 447,591

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Fixed rates	$ 1,923	$ 56,751	$ 257,148	$ 315,822
Variable rates	49,090	735	81,944	131,769

	$ 51,013	$ 57,486	$ 339,092	$ 447,591

A summary of the changes in the allowance for loan losses is summarized as follows at December 31 (dollars in thousands):
	2003	2002	2001

Balance at beginning of year	$ 6,084	$ 4,755	$ 2,969
Provision charged to operations	4,500	3,525	4,400
Loans charged off	(2,535)	(2,384)	(2,800)
Recoveries	188	188	186

Balance at end of year	$ 8,237	$ 6,084	$ 4,755


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):
	2003	2002

Land and land improvements	$ 5,483	$ 5,482
Buildings	8,020	8,032
Furniture and equipment	12,686	8,084
Construction in progress	5,091	171

	31,280	21,769
Accumulated depreciation	(10,044)	(8,548)

Premises and equipment, net	$ 21,236	$ 13,221

Depreciation expense on premises and equipment totaled $1,534,000, $1,336,000 and $1,128,000 in 2003, 2002 and 2001, respectively.

The Bank sold its administrative office building in January 1999 by entering into a sale and leaseback transaction whereby the Bank is leasing back a portion of the building over a seven-year term with a five-year option to renew. This lease is treated as an operating lease. In addition, the Bank provided financing to the purchasers of the administrative office building in the original amount of $6,150,000, at 7% interest, payable in monthly installments of $40,916, including interest, maturing in February 2009. The Bank modified its financing arrangement with the purchasers as of December 1, 2003 by changing the interest rate to 6%, payment to $34,793 and the maturity date to December 1, 2013. The balance on the loan at December 31, 2003 was $5,803,000, down from $5,885,000 at December 31, 2002.

The gain created by the sale of the administrative office building amounted to $3,122,000, of which $1,118,000 was recognized upon sale in January 1999, and $2,004,000 was deferred and is amortized using the straight-line method over the term of the financing. Due to the financing modification in December 2003, the amortization period of the gain was extended to December 2013. The amount of deferred gain amortized for the years ended December 31, 2003 and 2002 was $200,000 and is included in "gain on sale of premises and equipment, net".

Note 6 - Mortgage Servicing Rights

The balance of capitalized mortgage servicing rights included in "other assets" at December 31, 2003 and 2002 was $141,000 and $196,000, respectively. The following summarizes mortgage servicing rights activity for the years ending December 31 (dollars in thousands):

	2003	2002	2001

Beginning balance	$ 196	$ 114	$ 55
Mortgage servicing rights capitalized	48	123	68
Mortgage servicing rights amortized	(103)	(41)	(9)

Ending balance	$ 141	$ 196	$ 114


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Mortgage Servicing Rights (continued)

The Bank sells real estate loans to the FHLMC, FNMA and FHLB, while retaining the servicing rights to those loans. The fair value of mortgage servicing rights is determined by the use of a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate and anticipated prepayment speeds. The Bank assesses impairment of the mortgage servicing rights based on the recalculation of the current market price of mortgage servicing rights, discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. The pools are combined as they all have similar interest rates, terms and risk characteristics.

Note 7 - Deposits

Interest bearing deposits held by customers at December 31 are summarized as follows (dollars in thousands):
	Weighted		Weighted
	Average		Average
	Interest	December 31,	Interest	December 31,
	Rate	2003	Rate	2002

Checking	0.24%	$ 15,006	0.99%	$ 21,674
Savings	0.35%	46,073	0.72%	39,473
Money market accounts	0.84%	87,053	1.37%	55,026

		148,132		116,173

Certificates of deposit, including
IRA certificates:	0.0 to 2.1%	133,798	0.0 to 2.1%	27,706
	2.1 to 3.1%	4,016	2.1 to 3.1%	107,857
	3.1 to 4.1%	277	3.1 to 4.1%	11,865
	4.1 to 5.1%	266	4.1 to 5.1%	543
	5.1 to 6.1%	462	5.1 to 6.1%	616

		138,819		148,587

Total interest bearing deposits		$ 286,951		$ 264,760

A summary of certificates of deposit, by year of maturity, at December 31, 2003 is as follows (dollars in thousands):
Years ending December 31:

2004	$ 130,371
2005	8,111
2006	172
Thereafter	165

$ 138,819


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL CONSOLIDATED STATEMENTS

Note 7 - Deposits (continued)

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):
	2003	2002	2001

Checking	$ 151	$ 210	$ 221
Savings	225	256	452
Money market	725	797	1,610
IRA savings	136	24	48
Certificates of deposit	2,906	4,624	9,189

	$ 4,143	$ 5,911	$ 11,520

The aggregate amount of time deposits in denominations of $100,000 or more was $28,913,000 and $59,887,000 at December 31, 2003 and 2002, respectively. The uninsured portion of these balances totaled $7,313,000 and $25,151,000 at December 31, 2003 and 2002, respectively.

Note 8 - Borrowed Funds

At December 31, 2003, the Bank had credit facilities available from the FHLB of $307,514,000. The Bank had borrowed funds from the FHLB at December 31, 2003 and 2002 of $237,105,000 and $156,793,000, respectively, which are subject to an existing Advances, Security and Deposit Agreement. Under the agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral.

The Bank's borrowings consisted of the following during the year ended December 31, 2003 (dollars in thousands):
FHLB advances
Maximum outstanding at any month end	$ 253,922
Average outstanding	195,519

Weighted average interest rates
Annual	3.63%
End of year	3.21%

The scheduled maturities of borrowed funds at December 31, 2003 are as follows (dollars in thousands):
	Interest Rates	Amount

2004	2.08%	$ 97,162
2005	5.76%	25,230
2006	3.76%	52,428
2007 and thereafter	3.48%	62,285

		$ 237,105


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowed Funds (continued)

Expected maturities may differ from contractual maturities due to put provisions on $114,194,000 of the amount outstanding. Interest expense of $80,000, $70,000 and $0 was capitalized and reduced interest expense on borrowings for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 - Federal Income Tax

The Bank, as described in Note 1, was a state chartered community credit union in 2000. As such, it was exempt from federal income taxes under 501(c)(14) of the Internal Revenue Code prior to converting to a state chartered mutual savings bank on January 1, 2001. Due to the conversion to a taxable entity, the Bank recorded a $2,160,000 credit for deferred income taxes in 2001.

The components of the federal income tax expense for the year ended December 31 are as follows (in thousands):
	2003	2002	2001

Current	$ 871	$ 2,322	$ -
Deferred	(2,224)	(94)	(1,352)

	$ (1,353)	$ 2,228	$ (1,352)

A reconciliation of the tax expense (benefit) based on statutory corporate tax rates on pre-tax income and the income tax expense shown in the accompanying consolidated statement of income for the year ended December 31, are as follows (dollars in thousands):
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income taxes
at statutory rates	$ (1,326)	34.0%	$ 2,218	34.0%	$ 803	34.0%
Effect of recording
Deferred tax asset
Caused by conversion
to a bank	-	0.0%	-	0.0%	(2,160)	-91.0%
Other, net	(27)	0.0%	10	0.0%	5	0.0%

	$ (1,353)	34.0%	$ 2,228	34.0%	$ (1,352)	-57.0%

During 2001, the Bank recorded a net deferred tax credit of $2,160,000, due to its conversion from a nontaxable entity to a taxable entity. The significant components of the related deferred tax assets are: $1,009,000 for the allowance for loan losses not expensed for tax purposes but expensed for book purposes, $723,000 related to accumulated depreciation due to differences in book and tax depreciation lives, $551,000 related to the gain on the sale of the administration office deferred for book purposes but not for tax, and $188,000 for vacation, sick and bonuses deducted for book purposes but not for tax. The significant deferred tax liability included $311,000 to record the difference in the tax and book basis for FHLB stock resulting from stock dividends recognized for book purposes but not for tax.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL CONSOLIDATED STATEMENTS

Note 9 - Income Tax (continued)

The following tables show the nature and components of the Bank's net deferred tax assets established at an estimated tax rate of 34% at December 31 (in thousands):
	2003	2002
Deferred tax assets:
Charitable contribution	$ 2,078	$ -
Allowance for loan losses	1,853	1,016
Deferred book gain on sale of administrative office	346	414
Accumulated depreciation	(22)	455
Unrealized loss on securities	120	-
Other	134	103

Total deferred tax assets	4,509	1,988

Deferred tax liabilities:
Unrealized gain on securities	-	(426)
FHLB stock dividends	(719)	(542)

Total deferred tax liabilities	(719)	(968)

Net deferred tax asset	$ 3,790	$ 1,020

Prior to 2003, the Bank qualified under the provisions of the Internal Revenue Service Code to deduct from taxable income a reserve for bad debts based on the experience method. The experience method allowed the Bank to deduct (add to the reserve for losses on loans) more for bad debt expense from taxable income than the actual losses incurred. Starting in 2003, the Bank became classified as a large bank and is now required to use the direct charge-off method. The Bank must also recapture any excess reserves previously recorded that exceed actual losses for taxable income purposes over the four years beginning 2003. The recapture of the pre-2003 bad debt reserves recorded under the experience method does not result in a charge to earnings as these amounts are included in the deferred tax asset.

Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance as to such levels of taxable income generated.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities

Loan commitments - The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statements of financial condition.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of the commitments are expected to expire or be renewed without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank reviews customers' creditworthiness on a case-by-case basis when renewing or increasing commitments. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's evaluation of the customer.

At December 31, 2003, the Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements as follows (dollars in thousands):
	2003	2002

First mortgage loans	$ 891	$ 5,006
Home equity lines of credit	10,153	9,854
Personal lines of credit	5,876	6,133
Credit cards	87,935	62,527
Commercial lines of credit	-	550
Commercial construction loans	10,128	583

	$ 114,983	$ 84,653

The Bank does not anticipate any material losses as a result of the commitments.

Loans sold to the FHLB - The Bank sells mortgage loans to the FHLB and retains the servicing of all loans sold. Loans sold to the FHLB require a loan reserve account of 40 to 50 basis points to be established to offset any future charge-offs if they occur. There is no additional recourse on loans sold to the FHLB other than the reserve account. All of the loan sales occurred in the past year and as of December 31, 2003, no portion of the loan reserve account was used to offset loan losses or was repaid to the Bank based upon satisfactory loan repayment.

Lease commitments (as lessee) - Rent expense under operating leases for administrative office space and branch premises for the years ended December 31, 2003, 2002 and 2001 totaled $489,000, $412,000 and $338,000, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

The future minimum rent payments under the terms of the leases are as follows for future years ending December 31 (dollars in thousands):
2004	$ 535
2005	487
2006	215
2007	125
2008 and thereafter	1,525

$ 2,887

Lease commitments (as lessor) - During the year ended December 31, 2003, the Bank leased office and retail space to others under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contained escalation clauses providing for increased rents and excess operating expense reimbursements. Future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):
2004	$ 130
2005	117
2006	111
2007	69
2008 and thereafter	541

$ 968

Information management systems commitments - The Bank commenced a multi-year technology initiative in 2001 and entered into agreements with various software vendors to develop and install core processing and customer relationship management software. The technology initiative includes the replacement of the majority of the Bank's software and hardware systems and the most significant system conversions occurred in December 2003. The total projected costs for the technology initiative and its related projects are approximately $12.8 million. As of December 31, 2003, the Bank had incurred total expenditures of approximately $12.0 million, of which $6.1 million have been expensed and the remaining $5.9 million have been capitalized and will be depreciated over an estimated three-year life. The Bank has the intent and ability to complete the projects and is committed to spending the remaining estimated amount of approximately $800,000 to complete the projects.

For the years ended December 31, 2003, 2002, and 2001, the Bank recognized $3,860,000, $1,570,000, and $672,000, respectively in technology initiative expenses. Expenditures for the technology initiative which are not recognized immediately as expense are capitalized and depreciated over a three-year life. For the year ended December 31, 2003, 2002, and 2001, the Bank recorded capitalized expenditures of approximately $2,530,000, $2,456,000 and $954,000, respectively. The capital expenditures are initially reported in "other assets" on the statement of financial condition and are eventually transferred to "premises and equipment" on the statement of financial condition when the system is placed in use or substantially complete. For the years ended December 31, 2003, 2002, and 2001, the Bank transferred $4,294,000, $1,557,000, and $0, respectively, to "premises and equipment" from "other assets."


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Building commitment - The Bank purchased approximately 32,000 square feet of property in downtown Tacoma, WA in two phases in 1999 and 2002 to construct a mixed-use office/retail building. The total investment in the project, including the land, is expected to be approximately $15.0 million excluding tenant improvements and leasing costs. As of December 31, 2003, the Bank had incurred total expenditures of approximately $5.7 million and recognized $63,000 in expense specifically attributable to the $15.0 million projected costs. On October 17, 2003, the Bank entered into an agreement with a contractor to construct the building excluding interior improvements for the Bank and tenants for $10,847,000. As of December 31, 2003, the Bank had incurred total expenditures of $3,067,000 under the agreement.

Financial instruments with concentrations of credit risk - Most of the Bank's loans and commitments were granted to customers in the Bank's primary market area, which is Pierce County and South King County. Significant changes in economic conditions in this area could affect the Bank's ability to collect loans.

Restrictions on equity - The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Note 11 - Retirement Plans

Effective January 1, 2003 the Bank amended and restated its Profit Sharing 401(k) Plan into a 401(k) Employee Stock Ownership Plan (ESOP) in order to provide a 401(k) profit sharing plan with employee stock ownership features for employees of the Bank and related entities. The 401(k) ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

Net expense related to retirement plans recognized for the years ended December 31, 2003, 2002, and 2001 was $631,000, $590,000 and $430,000, respectively. In addition, the employer also provides a match of employee salary deferrals into the plan. The matching expense for the 401(k) ESOP recognized for the years ended December 31, 2003, 2002, and 2001 was $248,000, $225,000 and $184,000, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Retirement Plans (continued)

In October 2003, the 401(k) ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate on the loan is 4.0% per annum. In addition to the retirement and matching 401(k) ESOP expense, ESOP retirement expense of $216,000 was recognized for the year ended 2003.

For the year ended December 31, 2003, the 401(k) ESOP has committed to be released, 13,579 shares of Company's common stock to participants. At December 31, 2003, the 401(k) ESOP had 661,848 unallocated shares remaining to be released. The fair value of the 661,848 restricted shares held by the ESOP trust was $10,537,000 at December 31, 2003.

Note 12 - Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets and average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2003 and 2002.

As of December 31, 2003, the Company and Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation (FDIC). To be categorized as "well capitalized," the Company and Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the "well capitalized" categorizations.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Regulatory Capital Requirements (continued)

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

					To Be "Well
					Capitalized" Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to risk-
weighted assets)
Company	$ 118,941	25.89%	$ 36,751	8.00%	n/a	n/a
Bank	$ 87,278	19.08%	$ 36,599	8.00%	$ 45,739	10.00%
Tier I Capital (to risk-
weighted assets)
Company	$ 113,168	24.63%	$ 18,376	4.00%	n/a	n/a
Bank	$ 81,530	17.83%	$ 18,295	4.00%	$ 27,443	6.00%
Tier I Capital (to average
assets)
Company	$ 113,168	16.01%	$ 28,281	4.00%	n/a	n/a
Bank	$ 81,530	10.70%	$ 30,478	4.00%	$ 38,098	5.00%

As of December 31, 2002
Total Capital (to risk-
weighted assets)
Bank	$ 45,332	13.42%	$ 27,028	8.00%	$ 33,785	10.00%
Tier I Capital (to risk-
weighted assets)
Bank	$ 41,086	12.16%	$ 13,514	4.00%	$ 20,271	6.00%
Tier I Capital (to average
assets)
Bank	$ 41,086	8.44%	$ 19,468	4.00%	$ 24,335	5.00%

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to total Tier I capital at December 31 (dollars in thousands):
	2003	2002

Equity	$ 81,555	$ 42,212
Other comprehensive income - unrealized
gain (loss) held-to-maturity and
available-for-sale securities	234	(828)
Disallowed intangible asset	(245)	(280)
Disallowed servicing asset	(14)	(18)

Total Tier I Capital	$ 81,530	$ 41,086


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Regulatory Capital Requirements (continued)

At periodic intervals, the Federal Deposit Insurance Corporation (FDIC) and the Washington State Department of Financial Institutions (DFI) routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2003 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

Note 13 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members and senior management. Such loans are granted with interest rates, terms and collateral requirements substantially the same as those for all other customers.

The Bank had approximately $1,550,000 and $2,306,000 in outstanding loans related to these parties at December 31, 2003 and 2002, respectively.

The Bank had approximately $1,235,000 and $1,249,000 included in deposits related to these parties at December 31, 2003 and 2002, respectively.

Note 14 - Fair Value of Financial Instruments

The recorded amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$ 9,922	$ 9,922	$ 8,564	$ 8,564
Interest bearing deposits with banks	$ 115	$ 115	$ 49	$ 49
Securities	$193,928	$193,127	$101,997	$103,721
Federal Home Loan Bank stock	$ 11,443	$ 11,443	$ 8,006	$ 8,006
Loans receivable, net	$439,320	$459,865	$360,336	$373,158

Financial Liabilities
Customer deposits	$315,380	$359,110	$289,460	$294,147
Borrowed funds	$237,105	$242,410	$156,793	$165,107
Corporate drafts payable	$ 9,065	$ 9,065	$ 2,837	$ 2,837


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value of Financial Instruments (continued)

Fair value of financial instruments - The Bank has adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosure About Fair Value of Financial Instruments, which requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Bank's significant financial instruments are set forth below.

Cash and cash equivalents, interest bearing deposit with banks, and corporate drafts payable - The recorded amount approximates fair value.

Securities and Federal Home Loan Bank stock - The fair value of securities is based on quoted market prices or dealer quotes. FHLB stock is valued based on the most recent redemption value.

Loans - Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Fair value for fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayment estimates are based on the historic experience of the market. Fair values for adjustable rate loans are estimated at recorded values due to their adjustability.

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

Borrowed funds - The fair value of borrowed funds is estimated by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of borrowings with a comparable remaining life.

Off-balance sheet financial instruments - Commitments to extend credit represent the principal categories of off-balance sheet financial instruments (see Note 10). The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Parent Company Only Financial Statements

Summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. for December 31, 2003 (in thousands):
December 31,
2003
Statement of Financial Condition

Assets
Cash and cash equivalents	$ 31,978
Investment in bank subsidiary	81,555
Other assets	2,163

Total assets	$ 115,696

Liabilities and Shareholders' Equity
Liabilities	$ 1,139
Shareholders' equity	114,557

Total liabilities and shareholders' equity	$ 115,696

Year Ended
December 31,
2003
Statement of Operations

Income	$ 48

Expenses
Charitable contribution to Foundation	6,348
Other expenses	16

Total expenses	6,364

Loss before federal income tax benefit	(6,316)

Federal income tax benefit	2,148

Net loss	$ (4,168)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Parent Company Only Financial Statements (continued)

Year Ended
December 31,
2003
Statement of Cash Flows

OPERATING ACTIVITIES
Net loss	$ (4,168)
Adjustments to reconcile net cash from operating activities:
Common stock contributed to charitable foundation	5,078
Increase in other assets	(171)
Increase (decrease) in other liabilities	1,139
Increase in tax benefit	(1,992)

Net cash from operating activities	(114)

INVESTING ACTIVITIES
Stock investment- Rainier Pacific Bank	(38,750)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net	77,439
Loan to ESOP	(6,754)
Repayment of loan to ESOP	136
Other financing activities, net	21

Net cash from financing activities	70,842

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	31,978
Beginning of year	-

End of year	$ 31,978


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Selected Quarterly Financial Data (Unaudited)

Year Ended December 31, 2003	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$ 8,743	$ 9,020	$ 9,934	$ 10,395	$ 38,092
Interest expense	2,809	2,807	2,795	2,756	11,167

Net interest income	5,934	6,213	7,139	7,639	26,925

Provision for loan losses	1,050	1,050	1,200	1,200	4,500

Net interest income after provision for
loan losses	4,884	5,163	5,939	6,439	22,425

Non-interest income	1,930	1,944	1,758	1,531	7,163

Non-interest expense	5,645	6,452	7,077	7,966	27,140

Charitable contribution to Foundation	-	-	-	6,348	6,348

Income (loss) before federal income tax	1,169	655	620	(6,344)	(3,900)

Federal income tax expense (benefit)	384	225	205	(2,167)	(1,353)

Net income (loss)	$ 785	$ 430	$ 415	$ (4,177)	$ (2,547)

Earnings (loss) per common share
Basic	nm(1)	nm(1)	nm(1)	$ (0.54)	$ (0.33)
Diluted	nm(1)	nm(1)	nm(1)	$ (0.54)	$ (0.33)
Weighted average shares outstanding
Basic	nm(1)	nm(1)	nm(1)	7,774,203(2)	7,774,203(2)
Diluted	nm(1)	nm(1)	nm(1)	7,774,203(2)	7,774,203(2)

(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until October 20, 2003.
(2) The number of average outstanding shares was determined as follows: 7,935,000 shares sold in the mutual-to-stock conversion plus 507,840 shares issued to the Foundation, totaling 8,442,840 shares issued; less 668,637 weighted average unallocated ESOP shares, resulting in 7,774,203 weighted average shares outstanding for the period of
October 20, 2003 through December 31, 2003. This average number is reported on a pro forma basis for the three months and year ended December 31, 2003.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Selected Quarterly Financial Data (Unaudited) (continued)

Year Ended December 31, 2002	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$ 8,411	$ 8,704	$ 8,682	$ 8,454	$ 34,251
Interest expense	3,238	3,099	2,903	2,743	11,983

Net interest income	5,173	5,605	5,779	5,711	22,268

Provision for loan losses	675	825	825	1,200	3,525

Net interest income after provision for
loan losses	4,498	4,780	4,954	4,511	18,743

Non-interest income	1,602	1,701	2,796	2,117	8,216

Non-interest expense	4,577	4,890	5,201	5,769	20,437

Income (loss) before federal income tax	1,523	1,591	2,549	859	6,522

Federal income tax expense (benefit)	519	544	874	291	2,228

Net income (loss)	$ 1,004	$ 1,047	$ 1,675	$ 568	$ 4,294

Earnings (loss) per common share
Basic	nm(1)	nm(1)	nm(1)	nm(1)	nm(1)
Diluted	nm(1)	nm(1)	nm(1)	nm(1)	nm(1)
Weighted average shares outstanding
Basic	nm(1)	nm(1)	nm(1)	nm(1)	nm(1)
Diluted	nm(1)	nm(1)	nm(1)	nm(1)	nm(1)

(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until October 20, 2003.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        (a)        Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's management team in February 2004 within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. However, the Company is currently is the process of implementing additional controls and processes to strengthen the overall system of internal controls due to considerable changes made to the Company's technology infrastructure (see "Changes in Internal Controls" below).

        (b)        Changes in Internal Controls: In the eleven months ended November 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect the Company's disclosure controls and procedures.

        On December 1, 2003, the Company, through its primary subsidiary the Bank, completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as; loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, management modified many previously established internal controls where applicable, and has implemented new or is in the process of implementing additional controls and processes to strengthen the overall system of internal controls. These additional controls may affect the Company's disclosure controls and processes, and as such are being designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and that it is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

        Management does not believe any of the changes currently underway in the Bank's systems of internal controls, or in other factors that could significantly affect disclosure controls, have resulted in any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures subsequent to the date of their most recent evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.


        The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank
	Age at December	Position
Name	31, 2003	Company	Bank

John A. Hall	42	President and Chief Executive	President and Chief Executive
		Officer	Officer
Edward J. Brooks	48	Chairman of the Board	Chairman of the Board
Victor J. Toy	49	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards	43	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary, and Treasurer
Carolyn S. Middleton	51		Vice President and Chief Lending
			Officer
Dalen D. Harrison	44		Vice President
Sandra K. Steffeney	55		Vice President
Richard D. Pickett	54		Vice President

Biographical Information

        John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank. Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995. He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs. After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987. His financial institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company. He is a member of the Tacoma Rotary #8, is a board member of the Washington Financial League, is a past board member and treasurer of the United Way of Pierce County and serves on various citizen committees in the educational field and for other community organizations. Mr. Hall is also a director and the President of Rainier Pacific Bank's subsidiary Support Systems, Inc.

        Edward J. Brooks is the Chairman of the Board at Rainier Pacific Financial Group and Rainier Pacific Bank. He has served as Chairman of the Bank since 1992. Mr. Brooks is the President and Chief Executive Officer of Sunset Pacific General Contractors, Inc., a local commercial construction and general contracting firm. He is past president of the Tacoma Narrows Rotary Club, and has served on the Board of Directors of Associated General Contractors of Washington and is actively involved with several local community organizations.

        Victor J. Toy is Senior Vice President and Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank. Mr. Toy joined Rainier Pacific Bank's predecessor in 1991. Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley. He has 21 years of financial services experience. Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million


 to $750 million located in Washington State. Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, marketing and public relations.

        Joel G. Edwards is Vice President, Chief Financial Officer and Treasurer of Rainier Pacific Financial Group, and Vice President, Chief Financial Officer, Treasurer, and Secretary of Rainier Pacific Bank. Mr. Edwards joined Rainier Pacific Bank's predecessor in 1996. He holds a Bachelor of Arts degree in Business and Economics and a Masters of Business Administration from Eastern Washington University, is an inactive certified public accountant (CPA), and is a member of the Washington Society of CPAs and the American Institute of CPAs. Prior to joining Rainier Pacific Bank, Mr. Edwards was the president of the Washington Credit Union Share Guaranty Association. He also served the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy. Mr. Edwards's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include finance, accounting, information technology, facilities and purchasing.

        Carolyn S. Middleton is Vice President and Chief Lending Officer of Rainier Pacific Bank. Ms. Middleton joined Rainier Pacific Bank's predecessor in 1991. Ms. Middleton has worked in the consumer lending arena for 30 years specializing in mortgage and consumer lending. She holds a Certified Credit & Collection Executive designation from the International Credit Association and a Certified Commercial Real Estate Underwriter designation from the Mortgage Banker's Association. Prior to joining Rainier Pacific Bank, Ms. Middleton was the director of loan services and security officer for the largest credit union in the State of Oregon, and worked in the collection and legal departments of a national consumer products retailer. Ms. Middleton is an active member of the Society of Certified Credit Executives and served on Credit Union National Association's Lending Council. Ms. Middleton's primary areas of responsibility at Rainier Pacific Bank include real estate and consumer lending, collections, compliance and security.

        Dalen D. Harrison is Vice President of Rainier Pacific Bank. Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994. Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College. Ms. Harrison has 21 years of financial services experience. Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union. Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization. Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the sales and service activities of the 11 branch retail network, consumer banking support, and Internet and call center delivery channels.

        Sandra K. Steffeney is Vice President of Rainier Pacific Bank. Ms. Steffeney joined Rainier Pacific Bank's predecessor in 2000. Ms. Steffeney has 30 years of experience in the financial services industry, concentrated in the insurance and investment securities business. She is a Chartered Life Underwriter (CLU); Certified Financial Planner (CFP); and holds National Association of Securities Dealers (NASD) investment advisor (Series 65), securities principal (Series 24), securities agent (Series 63) and securities representative (Series 7) licenses. Ms. Steffeney is also a member of several professional associations relative to her certifications and licenses. Prior to joining Rainier Pacific Bank, she was district manager of an insurance company subsidiary and vice president of a broker-dealer subsidiary within a national financial services holding company. Ms. Steffeney was also co-owner of a local financial planning practice. Ms. Steffeney's primary area of responsibility at Rainier Pacific Bank is to manage the operations of Rainier Pacific Bank's wholly-owned subsidiary, Support Systems, Inc, which is principally engaged in insurance and investment services.

        Richard D. Pickett joined Rainier Pacific Bank as a Vice President responsible for the Bank's business banking services on February 17, 2004. Mr. Pickett has 29 years of experience in the financial services industry, concentrated in the business banking field and executive bank management. Mr. Pickett holds a Bachelor of Arts degree in Business Administration from Washington State University, and graduated with honors from the Pacific Coast Banking School at the University of Washington. Prior to joining Rainier Pacific Bank, he was employed by Valley Bank in Auburn, Washington, as its President and Chief Executive Officer. Prior to joining Valley Bank in


1999, Mr. Pickett was employed by Bank of America (and its regional predecessor, Seattle First National Bank) since 1973, as a Commercial Underwriting Team Leader and Credit Administrator.

        Audit Committee Financial Expert

        The Audit Committee of the Company is composed of Directors Brian E. Knutson, CPA (Chairperson), Stephen M. Bader, CPA and Charles E. Cuzzetto, CPA. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Knutson as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Director Knutson is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

        Code of Ethics

        The Board of Directors adopted a Code of Business Conduct and Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Business Conduct and Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 14.

Item 11. Executive Compensation

        The information contained under the section captioned "Executive Compensation" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information. The information contained under the section captioned "Executive Compensation -- Equity Compensation Plan Information" is included in the Company's Proxy Statement and is incorporated herein by reference.

        (a)        Security Ownership of Certain Beneficial Owners.

        The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

        (b)        Security Ownership of Management.

        The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

        (c)        Changes In Control

        The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

        The information contained under the section captioned "Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.


Item 14. Principal Accountant Fees and Services

        The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)        Exhibits

                   3.1     Articles of Incorporation of the Registrant (1)
                   3.2     Bylaws of the Registrant (1)
                   10.1   Form of Employment Agreement for President and Chief Executive Officer (1)
                   10.2   Form of Severance Agreement (1)
                   10.3   Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
                   14      Code of Ethics
                   21      Subsidiaries of the Registrant
                   31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                   31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                   32      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
                             of the Sarbanes-Oxley Act

___________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349). On February 17, 2004, the Company entered into a three-year change in control severance agreement with Richard D. Pickett in the same form as those previously filed as an exhibit to the Registrant's Registration Statement.

        (b)    Reports on Form 8-K

        A Current Report on Form 8-K was filed on October 28, 2003 to report the Company's earnings for the quarter ended September 30, 2003.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 18, 2004	By: /s/ John A. Hall
John A. Hall President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ John A. Hall	President, Chief Executive Officer and	March 18, 2004
John A. Hall	Director
(Principal Executive Officer)

/s/ Joel G. Edwards	Vice President, Chief Financial Officer and	March 18, 2004
Joel G. Edwards	Treasurer
(Principal Financial and Accounting Officer)

/s Edward J. Brooks	Chairman of the Board	March 18, 2004
Edward J. Brooks

/s/ Karyn R. Clarke	Director	March 18, 2004
Karyn R. Clarke

/s/ Robert H. Combs	Director	March 18, 2004
Robert H. Combs

/s/ Charles E. Cuzzetto	Vice Chairman of the Board	March 18, 2004
Charles E. Cuzzetto

/s/ Stephen M. Bader	Director	March 18, 2004
Stephen M. Bader

/s/ Brian E. Knutson	Director	March 18, 2004
Brian E. Knutson

/s/ Alan M. Somers	Director	March 18, 2004
Alan M. Somers

/s/ Alfred H. Treleven, III	Director	March 18, 2004
Alfred H. Treleven, III


Exhibit 14

Code of Business Conduct and Ethics


EXHIBIT 14

RAINIER PACIFIC FINANCIAL GROUP, INC.
RAINIER PACIFIC SAVINGS BANK
SUPPORT SYSTEMS, INC.

CODE OF BUSINESS CONDUCT AND ETHICS

Introduction

        The business of Rainier Pacific Financial Group, Inc. and its affiliates ("Rainier Pacific") includes delivering a full array of retail banking and related services to individuals and businesses in our community. During the performance of our duties, it is necessary to interact with customers, suppliers, and professional groups such as attorneys, accountants, insurance agents, and realtors. These groups place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations. We accomplish this by consistently demonstrating honesty, integrity, and ethical behavior in all of our interactions.

        Rainier Pacific is judged by the collective and individual performance and conduct of its directors, officers, and employees. Therefore, Rainier Pacific requires its directors, officers, and employees to observe a high standard of ethics and integrity in all business and personal matters. This Code of Business Conduct and Ethics (the "Code") specifies certain standards for the guidance of all directors, officers, and employees in fulfilling their duty to Rainier Pacific to act in a manner that merits public trust and confidence, regardless of their role within the organization. The Code should be considered as illustrative, and is not all-inclusive. Therefore, this Code must be applied using common sense and good judgment. Further information regarding standards of conduct and behavior can be found in other corporate documents, such as the Employee Handbook.

        Failure to comply with the spirit and intent of this Code may result in termination of employment. If a director, officer, or employee has any questions regarding the standards set forth in this Code, or regarding a legal or ethical issue not explicitly covered, they should consult with their immediate supervisor, the Human Resources and Development Department, or the Chief Executive Officer.

        Rainier Pacific's Board of Directors and management endorse this Code and are personally committed to assuring that all directors, officers, and employees adhere to these ethical guidelines.

Conflict of Interest/Outside Interests

        All directors, officers, and employees should avoid situations which could result in, or give the appearance of, a conflict of interest concerning either Rainier Pacific, its shareholders, or its customers. Personal interests which could affect the proper exercise of judgment must be avoided. In those cases where personal interests do exist, or may appear to exist, an officer or employee should disqualify himself or herself and permit other members of our staff to handle the transaction, and a director should disqualify himself or herself and abstain from discussion and voting on the matter.

        In determining whether a conflict of interest could exist, directors, officers, and employees should remember that the rules also apply to their spouses and adult children, where appropriate. For example, a conflict of interest would arise where the spouse of an employee was offered a business opportunity on account of the employee's position at Rainier Pacific.

        Having a business or other employment outside Rainier Pacific is discouraged for officers and employees, but is permissible provided that it does not conflict with officer's or employee's duties or the time and attention required of his or her position at Rainier Pacific. Also, the business or employment cannot be directly competitive with Rainier Pacific.

        Rainier Pacific's "Employment of Relatives" Policy outlines Rainier Pacific's prohibitive position on employing immediate family members of existing employees. Situations where an immediate family member of an employee is employed by a business that is in competition with Rainier Pacific (such as brokerages, commercial banks, credit unions,


finance companies, insurance companies, mortgage loan companies, savings and loans, or savings banks) may also give rise to a possible conflict of interest and should be avoided. Employees who have an immediate family member that becomes employed by a competitor should contact the Human Resources and Development Department to determine if the situation is deemed a conflict of interest.

        An employee shall not invest directly or indirectly in an organization, business, or firm which does business with, or is in competition with, Rainier Pacific if this interest would give the appearance of a conflict of interest. Ownership of less than 1.0% of the outstanding stock in such a company would not be considered a possible conflict of interest.

        Any employee who is directly involved in purchasing and selling securities for Rainier Pacific is prohibited from engaging in personal securities transactions with the same securities firm which Rainier Pacific uses for its transactions without the specific approval of the Board of Directors.

        Employees who are not licensed with an affiliated broker/dealer shall not advise customers in securities matters but shall refer these customers to appropriate investment counselors for assistance. These employees will not provide customer financial information to the broker/dealer without the express written consent of the customer.

        Acceptance of membership on outside boards involves possible conflicts of interest. Directors, officers, and employees are encouraged to participate in civic, charitable, and religious organizations; any other such organization, or position therewith, should be authorized by appropriate management. Situations which might be in conflict with this policy should be cleared with the Human Resources and Development Department.

Confidential Information

        The confidential nature of bank accounts and company resources in general is a fundamental precept in financial services. It is important that our directors, officers, and employees be constantly alert to the responsibility of maintaining confidentiality.

        All information obtained by virtue of employment with Rainier Pacific should be held in strictest confidence. This includes financial and personal information of customers, including fellow employees, as well as Rainier Pacific's financial information and information related to its internal affairs, competitive position, strategic planning, and regulatory actions. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When disclosing confidential information, do so in a manner that does not risk violating confidentiality.

        Confidential information pertaining to Rainier Pacific or its customers, suppliers, shareholders, and employees is to be used solely for corporate purposes and not as a basis for personal gain by directors, officers, or employees.

        In certain instances, confidential information could be considered "insider information" within the meaning of federal and state securities laws. Disclosure or use of such information for personal gain or for avoiding personal loss could result in substantial civil and criminal penalties to individuals who disclose or who use this information. Directors, officers, and employees must be extremely cautious in discussing the corporate affairs of Rainier Pacific with its customers or with outsiders, including with shareholders of Rainier Pacific who do not have a right to such information before an announcement is made to all shareholders of Rainier Pacific.

Trading in Rainier Pacific's Stock

        Directors, officers, and employees are encouraged to participate and maintain ownership in the stock of Rainier Pacific. While there are occasions that dictate the purchase or sale of any investment, active buying and selling of Rainier Pacific's common stock in order to make short term profits is discouraged. Directors, officers, and employees are cautioned that the Securities and Exchange Commission has stringent rules and regulations related to trading securities while in the possession of material, non-public information.


        There may be occasions when, in the course of your normal duties, you become aware of certain facts related to Rainier Pacific such as earnings, expansion plans, potential acquisition, or other similar situations which may reasonably be expected to be important to the investing public. Insider information is information that has not been publicly released and which a reasonable person would consider important in determining whether to buy, sell, or hold securities. Until such information is disseminated to the general public through a press release or other public announcement, directors, officers, and employees are prohibited from either purchasing or selling Rainier Pacific's stock. Violation of this policy could subject directors, officers, or employees to possible action by the Securities and Exchange Commission, the result of which may include fines and/or imprisonment. Should any director, officer, or employee desire to acquire or sell Rainier Pacific's stock while knowledgeable of information which has not been released to the public, inquiries for advice should be made to the Senior Vice President or the Chief Executive Officer.

        Directors and officers are reminded that they are subject to Rainier Pacific's policy statement and related procedures governing "Trading in Rainier Pacific Securities and Confidentiality of Information for Executive Officers and Directors".

Gifts and Entertainment

        In the matter of gifts and gratuities to directors, officers, or employees, circumstances must govern. Substantial gifts and excessive entertainment offered because of the affiliation of a director, officer, or employee with Rainier Pacific should be courteously and tactfully declined. Commissions, fees, or propositions involving personal gain to an officer or employee in connection with the handling of a transaction are highly improper and in some cases, illegal.

        No director, officer, or employee or member of his or her immediate family should give or accept cash, gifts, special accommodations, or other favors from anyone with whom the person is negotiating, soliciting, or doing business with on behalf of Rainier Pacific. Similarly, directors, officers, and employees may not solicit or accept personal fees, commissions, or other forms of remuneration because of any transaction or business involving Rainier Pacific.

        The preceding prohibitions are not applicable to entertainment, hospitality, or gifts (but never cash), which under the circumstances, are of limited or nominal value. ("Nominal value" means that it would be within the employee's, officer's, or director's ability to reciprocate on a personal basis, or would qualify as a legitimate submission to Rainier Pacific for reimbursement under similar circumstances.) Whenever possible, Rainier Pacific should pay the expenses of directors, officers, or employees. Frequent invitations from customers or vendors for meals or entertainment should be declined or handled with firm insistence that the director, officer, or employee pay for alternate meals. The acceptance of gifts of more than a nominal value could be considered as an attempt at bribery and could subject both the giver and the recipient to felony charges as well as the penalties prescribed under the Bank Bribery Act, 18 U.S.C. Section 215. The Bank Bribery Act also covers agents or attorneys of a financial institution.

        Any question or doubt as to the appropriateness of their receipt should be referred to and resolved by the Human Resource and Development Department, the Chief Executive Officer, or the Audit Committee (in the case of Senior Financial Officers, as defined below) on a timely basis. The tactful communication of the limitations of this policy to the donors of gifts is also strongly encouraged.

Anti-Trust Rules - Charges and Pricing

        Interest rates on deposits and loans, terms of loans, service charges, and other similar matters will be determined solely on the basis of what is in the best interest of Rainier Pacific and its customers. Under no circumstances should any agreements or understandings be established with any other financial institution concerning such charges. Rainier Pacific is individually responsible for its policies and operating procedures. This should always be kept in mind when dealing with customers.

        It is important that no comments be made or actions taken by directors, officers, or employees that could be misinterpreted as an agreement to cooperate with competitors in following a common course of action as to rates of interest paid, the terms on which loans are made, hours of operation, or the price or services offered to customers.


Situations where discussions with competitors are permissible are strictly limited to circumstances where action by a banking group is warranted, such as an extension of a term loan by a group of banks or a potential bad loan situation where cooperation among lenders is necessary to assist the borrower in working out financial problems.

Undesirable Business

        Directors, officers, and employees may not discriminate in the acceptance of business brought to us by reputable persons. However, it should also be kept in mind that accounts or loans requested from known controversial or unsavory persons or firms should generally be declined. Such relationships could lead to loss and embarrassment for Rainier Pacific and should be very carefully considered.

Personal Reputation

        Loyalty, fidelity, and good morals are assumed qualities of those who represent Rainier Pacific but, nevertheless, need to be emphasized. It is imperative that each individual display conduct at all times so as to reflect a favorable image on Rainier Pacific and its directors, officers, and employees. A reputation for good morals, ethics, and integrity is within the reach of all, and directors, officers, and employees must remain above reproach throughout their directorship/business career.

Community and Political Activity

        As an institution, Rainier Pacific cannot and should not engage in politics.

        Directors, officers, and employees should ensure that their participation in political activities in no way reflects unfavorably on Rainier Pacific. Community and political activities by directors, officers, and employees are encouraged, provided that participation:

  is accomplished in a legal manner;

  does not interfere with work performance for Rainier Pacific;

  is not deemed to be divisive in the community; and

  occurs in such a manner which clearly indicates that the director, officer, or employee does not speak for Rainier Pacific.

        Before running for an elected political office or accepting an appointment to a federal, state, or local government office, the director, officer, or employee must discuss the position with Rainier Pacific's Chief Executive Officer.

        Federal law prohibits Rainier Pacific from making political contributions to parties or candidates. Loans to political parties or candidates are also generally prohibited. The use of any corporate funds, supplies, special services, equipment, or labor for political purposes must be avoided as such use is illegal. Additionally, no reimbursement will be made to any individual for political contributions or for the cost of attendance at any political function. Fund-raising efforts for any purpose should be avoided if there is any possibility of an adverse effect on the reputation of Rainier Pacific.

Illegal Activity

        Directors, officers, and employees are expected to abide by all local, state, and federal laws, regulations, and guidelines. Officers or employees engaged in activities found to be in conflict with and against these laws, regulations, or guidelines will be subject to termination of employment. Examples of illegal activity include, but are not limited to:

  embezzlement;


  unauthorized sale of information;

  frauds such as forgery, counterfeiting, and check kiting;

  unauthorized use of funds, revenues, and fees;

  abuse of expense, asset, and liability accounts; and

  sexual harassment or discrimination.

        In addition, any director, officer, or employee who is charged with, or is entering into a pretrial diversion or similar program for, any crime involving breach of trust, dishonesty, money laundering, a drug-related offense, a crime of violence, or a felony must immediately notify Rainier Pacific's Director of the Human Resources and Development Department or Chief Executive Officer.

Competition

        The competition between Rainier Pacific and other financial institutions must always be positive, and business activities involving our competitors should be conducted cautiously. Competitive marketing and bidding activities should be fair and ethical. The best possible service and personal interest in our customers are much more effective than the criticism of a competitor when competing for business. Such criticism is not in keeping with the character of Rainier Pacific and should have no place in the conversation of directors, officers, and employees when pursuing customers' or potential customers' business.

Quality of Service

        Care. Your employment or directorship should reflect both your commitment to your job and to Rainier Pacific. Directors, officers, and employees are also shareholders in Rainier Pacific and should be continuously working to improve its operation whether or not problems fall under their job function or department responsibilities. If problems are noted or improvements can be made, do not hesitate to communicate these to supervisors. Rainier Pacific encourages its directors, officers, and employees to identify and pursue solutions to problems or inefficiencies which affect customers, officers, or employees.

        Attitude. Money obtained from one financial institution is just as spendable as it is from another. The differential is a little "extra something" at Rainier Pacific that is reflected in the attitudes of its directors, officers, and employees. The efficiency and courtesy with which each transaction is completed makes or breaks us. It should be foremost in the minds of all staff members that we are Rainier Pacific to our customers, and our reputation and prestige depend entirely on our conduct.

        Integrity. Rainier Pacific presents its organization honestly to its directors, officers, and employees, and in turn, expects directors, officers, and employees to be honest in their dealings with Rainier Pacific, its customers, and fellow employees. We expect people to be honest in their handling of money, merchandise, and property with which they are entrusted. Directors, officers, and employees are also expected to be honest in regard to the time, effort, and complete performance of their jobs as well as when dealing with others. The vast majority of directors, officers, and employees are of high ethical character; however, if a dishonest individual is discovered, the individual will be dealt with quickly and effectively.

        Teamwork. Although day-to-day responsibilities are delegated to specific departments and individuals, Rainier Pacific actively supports and promotes teamwork. Cooperation which helps any part of Rainier Pacific serves to strengthen our entire organization.


        Direction and Guidance. Policies and procedures are developed within Rainier Pacific to ensure consistency in ongoing operations throughout the company. Individual directors, officers, or employees do not have the authority to change or disregard Rainier Pacific's policies. Policies should be followed even if the individual is not in complete agreement with them. Policies and procedures are reviewed and modified as often as necessary to keep pace with changing conditions or advancing knowledge or technology. Rainier Pacific encourages its directors, officers, and employees to suggest changes when warranted through discussions with supervisors or other company representatives.

Special Ethics Obligations of Employees with Financial Reporting Responsibilities

        This section of the Code sets forth certain standards for the guidance of the Senior Financial Officers. Senior Financial Officers include the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, or persons performing similar functions.

        Honest and Ethical Conduct

        Each Senior Financial Officer must act honestly and ethically. Senior Financial Officers should also promote honest and ethical behavior within Rainier Pacific.

        Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest. A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of Rainier Pacific. Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

        In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly. All information obtained by virtue of employment with Rainier Pacific should be held in strictest confidence. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

        Preparation of Public Documents

        Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission and other regulatory agencies, which he or she is involved in preparing or reviewing, contain full, fair, accurate, timely, and understandable disclosure. In order to ensure this, the Senior Financial Officers must maintain the skills relevant to Rainier Pacific's needs. The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

        Compliance with Laws, Rules, and Regulations

        Each Senior Financial Officer must comply with all local, state, and federal laws, rules, and regulations. Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules, and regulations will be subject to termination of employment. The Senior Financial Officers should also cause other officers and employees to comply with all local, state, and federal laws, rules, and regulations.

Administration of the Code

        Each director, officer, and employee has a duty to adhere to this Code and to report any suspected violations thereof by oneself or any other employee, officer, or director of Rainier Pacific. Any violation or suspected violation of this Code must be promptly reported to the Chief Executive Officer or the Audit Committee of the Board of Directors, and will be dealt with confidentially. Rainier Pacific will investigate any matter so reported, and upon a determination by the Chief Executive Officer or the Audit Committee (for actions by Senior Financial Officers) that a violation has


occurred, will take appropriate disciplinary and corrective action, up to and including termination of employment. Rainier Pacific strictly forbids retaliation against employees, officers, or directors who report violations of this Code.

        Questions regarding the Code should be referred to an immediate supervisor, the Human Resources and Development Department, or the Chief Executive Officer.

        Any waivers of this Code for executive officers (Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, etc.) or directors may be made only by the Board of Directors of Rainier Pacific Financial Group, Inc. upon the recommendation of its Audit Committee, and must be promptly filed and/or disclosed to the public as required by all applicable securities or other laws, rules, or regulations or the requirements applicable to Nasdaq National Market issuers. Any waivers of this Code for other personnel may be made by the Chief Executive Officer and shall be reported to the Audit Committee.

        The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

        This Code shall be publicly available. Changes to, and waivers from, the section of the Code specifically applicable to Senior Financial Officers shall also be disclosed to the public as required by law or stock exchange regulations.

* * * * *

Date Approved: 12/16/03


Exhibit 21

Subsidiaries of the Registrant

Parent

Rainier Pacific Financial Group, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Rainier Pacific Savings Bank	100%	Washington

Support Systems, Inc. (1)	100%	Washington
____________
(1) This corporation is a wholly owned subsidiary of Rainier Pacific Savings Bank.


Exhibit 31.1

Certification Required

by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, John A. Hall, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 18, 2004

                                                                                                                    /s/ John A. Hall
                                                                                                                    John A. Hall
                                                                                                                    Chief Executive Officer


Exhibit 31.2

Certification Required

by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Joel G. Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 18, 2004

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

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF RAINIER PACIFIC FINANCIAL GROUP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

1.	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/ John A. Hall                                                                        /s/ Joel G. Edwards
John A. Hall                                                                             Joel G. Edwards
Chief Executive Officer                                                           Chief Financial Officer

Dated: March 18, 2004