Form 10-Q
period 2004-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2004-05-07
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(1) Yes X . No .
(2) Yes X .. No .

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes . No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common stock, no par value	As of March 31, 2004 8,442,840


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -

Financial Statements.

Rainier Pacific Financial Group, Inc. (the "Company") was formed to serve as the stock holding company for Rainier Pacific Savings Bank (the "Bank") in connection with the Bank's mutual-to-stock conversion. On October 20, 2003, the Company's offering closed and 7,935,000 shares were sold at $10.00 per share, with an additional 507,840 shares issued to the Rainier Pacific Foundation. For a further discussion of the Company's formation and operations, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 0-50362), filed on March 18, 2004. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report for periods ended prior to October 20, 2003, are those of the Bank and its wholly-owned subsidiary, Support Systems, Inc. The consolidated financial statements filed as a part of this quarterly report are as follows:

	Consolidated Statements of Financial Condition as
	of March 31, 2004 and December 31, 2003	2
	Consolidated Statements of Income
	for the three-month periods ended March 31, 2004 and 2003	3
	Consolidated Statements of Cash Flows
	for the three-month periods ended March 31, 2004 and 2003	4
	Selected Notes to Unaudited Interim Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	Forward-Looking Statements	8
	Comparison of Financial Condition at March 31, 2004 and December 31, 2003	8
	Comparison of Operating Results
	for the three-month periods ended March 31, 2004 and 2003	9
	Liquidity and Capital Resources	10

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	11
ITEM 4 -	Controls and Procedures	11

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	12
ITEM 2 -	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	12
ITEM 3 -	Defaults Upon Senior Securities	12
ITEM 4 -	Submission of Matters to a Vote of Security Holders	12
ITEM 5 -	Other Information	12
ITEM 6 -	Exhibits and Reports on Form 8-K	12

SIGNATURES		13


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	At March 31,	At December 31,
	2004	2003
ASSETS
ASSETS:
Cash and cash equivalents	$ 9,584	$ 9,922
Interest-bearing deposits with banks	1,820	115
Securities available-for-sale	119,368	80,213
Securities held-to-maturity (fair value of $109,721 at March 31, 2004 and $112,914 at December 31, 2003)	109,362	113,715
Federal Home Loan Bank stock, at cost	11,557	11,443

Loans	451,499	447,557
Less: allowance for loan losses	(8,593)	(8,237)
Loans, net	442,906	439,320

Premises and equipment, net	25,491	21,236
Accrued interest receivable	3,445	3,559
Other assets	6,099	5,772

TOTAL ASSETS	$729,632	$685,295

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 27,604	$ 28,429
Interest-bearing	310,146	286,951
Total Deposits	337,750	315,380

Borrowed funds	263,523	237,105
Corporate drafts payable	6,592	9,065
Deferred gain on sale and leaseback transaction	982	1,019
Accrued compensation and benefits	1,260	3,430
Other liabilities	3,829	4,739

TOTAL LIABILITIES	613,936	570,738

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 8,442,840 shares issued and 7,797,966 shares outstanding at March 31, 2004; 7,780,992 shares outstanding at December 31, 2003	82,637	82,570
Employee Stock Ownership Plan ("ESOP") debt	(6,449)	(6,618)
Accumulated other comprehensive income (loss), net of tax	339	(232)
Retained earnings	39,169	38,837

TOTAL SHAREHOLDERS' EQUITY	115,696	114,557

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$729,632	$685,295

The accompanying notes are an integral part of these consolidated financial statements.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share
	Three Months Ended March 31,
INTEREST INCOME	2004	2003
Loans	$ 7,833	$ 7,258
Securities available-for-sale	844	756
Securities held-to-maturity	968	594
Interest-bearing deposits	21	1
Federal Home Loan Bank stock dividends	114	134

Total interest income	9,780	8,743

INTEREST EXPENSE	849	1,146
Deposits	1,754	1,663
Borrowed funds

Total interest expense	2,603	2,809

Net interest income	7,177	5,934

PROVISION FOR LOAN LOSSES	900	1,050
Net interest income after provision for loan losses	6,277	4,884

NON-INTEREST INCOME
Deposit service fees	854	863
Loan service fees	274	236
Insurance service fees	159	171
Investment service fees	85	131
(Gain) loss on sale of securities, net	179	(2)
Gain on sale of loans, net	138	475
Gain on sale of premise and equipment, net	39	42
Other operating income	3	14

Total non-interest income	1,731	1,930

NON-INTEREST EXPENSE
Compensation and benefits	3,300	3,058
Office operations	1,258	792
Occupancy, net	344	272
Loan servicing	79	59
Outside and professional services	1,013	660
Marketing	409	405
Other operating expenses	484	399

Total non-interest expense	6,887	5,645

INCOME BEFORE FEDERAL INCOME TAX	1,121	1,169

FEDERAL INCOME TAX EXPENSE	367	384

NET INCOME	$ 754	$ 785

EARNINGS PER COMMON SHARE
Basic	$ 0.10	nm(1)
Diluted	$ 0.10	nm(1)
Weighted average shares outstanding - Basic	7,786,650	nm(1)
Weighted average shares outstanding - Diluted	7,786,650	nm(1)

(1)	Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until October 20, 2003.

The accompanying notes are an integral part of these consolidated financial statements.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 754	$ 785
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	714	366
Provision for loan losses	900	1,050
Federal Home Loan Bank stock dividends	(114)	(133)
Deferred income tax expense	(51)	(86)
(Gain) loss on sale of securities, net	(179)	2
Gain on sale of premises and equipment	(39)	(42)
Gain on sale of loans, net	(138)	(475)
Change in operating assets and liabilities:
Accrued interest receivable	114	(234)
Other assets	(327)	(771)
Corporate drafts payable	(2,473)	(879)
Other liabilities and deferred credits	(3,010)	(1,508)

Net cash from operating activities	(3,849)	(1,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales, maturities, prepayments, and calls	12,791	8,038
Purchases	(51,947)	(18,887)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	4,353	5,749
Purchases	---	(6,544)
Purchases of Federal Home Loan Bank stock	---	(130)
Increase in loans, net	(8,144)	(30,388)
Proceeds from sales of loans	4,558	12,770
Purchases of premises and equipment	(4,930)	(552)
Increase in interest-bearing deposits with banks	(1,705)	(365)

Net cash from investing activities	(45,024)	(30,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	22,370	17,559
Advances on borrowed funds	243,516	95,295
Repayments of borrowed funds	(217,098)	(79,615)
Repayment of ESOP debt	169	---
Dividends paid during quarter	(422)	---

Net cash from financing activities	48,535	33,239

NET CHANGE IN CASH AND CASH EQUIVALENTS	(338)	1,005

CASH AND CASH EQUIVALENTS, at beginning of period	9,922	8,564

CASH AND CASH EQUIVALENTS, at end of period	$9,584	$9,569


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Dollars In Thousands

	Three Months Ended
	March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$2,704	$2,794

Income taxes	$ ---	$1,001

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES
Unrealized gains on securities available-for-sale, net of tax	$ 573	$ 488

The accompanying notes are an integral part of these consolidated financial statements.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1 - Organization and Basis of Presentation

(a) Organization

On October 20, 2003, Rainier Pacific Savings Bank ("the Bank") converted from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank. In connection with the Bank's conversion, the bank holding company, Rainier Pacific Financial Group, Inc. (the "Company") was formed. The Company purchased 100% of the Bank's common stock simultaneous with the Bank's conversion to stock form and the Company's offering and sale of common stock to the public.

The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 12 banking offices located in Pierce County and South King County. Support Systems, Inc ("SSI"), a wholly-owned subsidiary, operates Rainier Pacific Insurance Agency and Rainier Pacific Financial Services.

(b) Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of the Company, the Bank, and SSI. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and the accompanying notes included in the Company's Form 10-K filed on March 18, 2004. All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At March 31, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Form 10-K filed March 18, 2004.

Note 3 - Mutual-to-Stock Conversion of the Bank

The Board of Directors of the Bank adopted a Plan of Conversion (the "Plan") on March 22, 2003, which was amended on August 6, 2003. The Plan provided for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provided for the concurrent formation of the Company which owns 100% of the common stock of the Bank. On October 20, 2003, the Bank consummated the conversion following receipt of all required regulatory approvals, the approval of the Plan by depositors of the Bank, and the satisfaction of all other conditions precedent to the conversion.

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


In connection with the conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the financial statements contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC"). The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Note 4 - Earnings Per Share

Earnings per share ("EPS") is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no outstanding securities or contracts that could be exercised or converted into common stock as of March 31, 2004.

Note 5 - Cash Dividends

The Company paid its first cash dividend of $0.05 per share on March 10, 2004 to shareholders of record at the close of business February 27, 2004.

Note 6 - Recently Issued Accounting Standards

There were no recently issued accounting standards that affected the Company during the three months ended March 31, 2004.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, interest rate fluctuations; economic conditions in the Company's primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

        General. Total assets increased by $44.3 million, or 6.5%, to $729.6 million at March 31, 2004 from $685.3 million at December 31, 2003. The total asset increase reflects an increase in investment securities, (including mortgage-backed securities but excluding Federal Home Loan Bank Stock) of $34.8 million to $228.7 million from $193.9 million, and growth in our net loan portfolio of $3.6 million to $442.9 million from $439.3 million. To fund the increase in assets, our borrowed funds from the Federal Home Loan Bank of Seattle increased $26.4 million to $263.5 million from $237.1 million, deposits increased $22.4 million to $337.8 million from $315.4 million, and shareholders' equity increased $1.1 million to $115.7 million from $114.6 million.

        Assets. Our net loan portfolio increased $3.6 million, or 0.8%, to $442.9 million at March 31, 2004 from $439.3 million at December 31, 2003. This increase was primarily attributable to an increase in loans secured by real estate. The largest contributors were multi-family loans which increased $14.0 million, or 16.2% to $101.1 million from $87.1 million, and one- to four-family loans which increased $1.9 million, or 1.5%, to $128.1 million from $126.2 million. All other categories of loans decreased, including non-residential commercial real estate, which decreased $5.8 million to $89.1 million from $94.9 million, real estate construction loans, which decreased $2.5 million to $5.9 million from $8.4 million, home equity loans which decreased $1.3 million to $30.2 million from $31.5 million, and consumer loans, which decreased $2.3 million, or 2.3%, to $96.0 million from $98.3 million.

        Our investment securities portfolio (including mortgage-backed securities but excluding Federal Home Loan Bank Stock) increased $34.8 million, or 17.9%, to $228.7 million at March 31, 2004 from $193.9 million at December 31, 2003. The growth in the investment portfolio resulted from an increase in investable funds from the mutual-to-stock conversion proceeds and increased borrowings. Mortgage-backed securities increased $24.6 million. The increase in mortgage-backed securities consisted of shorter-term mortgage-backed securities (or securities that reprice in one to five years) including five year balloon, hybrid adjustable mortgage securities, and $6.1 million of 10-year fixed rate. U.S. agency securities increased $5.4 million, bank trust preferred securities increased $4.0 million, and all other securities, net, increased $800,000.

        Premises and equipment increased by $4.3 million, or 20.3%, to $25.5 million at March 31, 2004 from $21.2 million at December 31, 2003. The increase was the result of the cost of construction of an office/retail building that will accommodate our corporate offices, a portion of our administrative offices, and the relocation of our Fawcett Avenue branch.

        Deposits. Our total deposits increased $22.4 million, or 7.1%, to $337.8 million at March 31, 2004 from $315.4 million at December 31, 2003. This growth resulted from increases in interest-bearing deposits of $23.2 million, to $310.1 million from $287.0 million, partially offset by an $825,000 decrease in non-interest-bearing deposits, to $27.6 million from $28.4 million for the same time period in 2003. Deposit outflows of approximately $9.3 million occurred during the quarter ended March 31, 2004 from out-of-state depositors who withdrew their deposits now that the Bank's mutual-to-stock conversion and the Company's associated stock offering are completed. Out-of-state depositor outflows were, however, offset by the addition of $10.0 million in brokered certificates of deposit and $21.7 million of net deposit growth generated through the Company's retail branch network during the quarter ended March 31, 2004. Only a small portion of out-of-state deposits related to the mutual-to stock conversion remained as of March 31, 2004 and are not anticipated to generate significant fluctuations in customer deposits going forward.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $26.4 million to $263.5 million at March 31, 2004 from $237.1 million at December 31, 2003. We used the borrowings for the funding of both short- and long-term loans and investment securities, and as part of our capital and interest rate risk management strategies. We borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to increase interest-earning assets and enhance earnings in connection with leveraging capital to increase our net interest income.


        Capital. Total shareholders' equity increased $1.1 million, or 1.0%, to $115.7 million at March 31, 2004 from $114.6 million at December 31, 2003. Our capital-to-assets ratio under generally accepted accounting principles was 15.86% at March 31, 2004 compared to 16.72% at December 31, 2003. The increase in our capital was a result of net income of $754,000 and an unrealized net gain in the value of our available for sale securities of $572,000, partially offset by dividends paid in the amount of $422,000.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

        General. Net income decreased $31,000, or 3.9%, to $754,000 for the three months ended March 31, 2004 compared to $785,000 for the three months ended March 31, 2003. The decrease in net income was primarily the result of higher net interest income from increased interest-earning assets, a lower provision for loan losses, decreased non-interest income from reduced gains on sale of loans; and increased non-interest expenses related to the hiring of additional personnel, the opening of a new branch location, and the recent technology systems implementation.

        Net Interest Income. Net interest income increased $1.3 million, or 22.0%, to $7.2 million for the three months ended March 31, 2004 compared to $5.9 million for the three months ended March 31, 2003. This increase in net interest income resulted from an increase in interest income of $1.1 million and a decrease in interest expense of $206,000 for the three months ended March 31, 2004. Average interest-earning assets increased to $659.9 million for the three months ended March 31, 2004 from $495.7 million for the three months ended March 31, 2003. Offsetting this increase in average interest-earning assets was a 50 basis point decline in our net interest margin to 4.35% for the three months ended March 31, 2004 from 4.85% for the three months ended March 31, 2003. The decline in the net interest margin was primarily attributable to customer deposits and borrowed funds being invested in lower-rate loans and investments during a period of historically low interest rates. Interest rates on the majority of our customer deposits are below 1.00% and can no longer be lowered in proportion to the decreases being experienced in market interest rates on loans.

        Interest Income. Interest income for the three months ended March 31, 2004 increased $1.1 million, or 12.6%, to $9.8 million compared to $8.7 million for the same period in 2003. The increase was the result of a $164.2 million increase in the average balance of interest-earning assets during the three months ended March 31, 2004, which was primarily a result of investment purchases funded from the mutual-to-stock conversion proceeds and increased borrowings, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the three months ended March 31, 2004 was $7.8 million compared to $7.3 million for the three months ended March 31, 2003. The average yield on total loans declined to 6.69% for the three months ended March 31, 2004 compared to 7.73% for the three months ended March 31, 2003.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank Stock) increased $462,000 to $1.8 million for the three months ended March 31, 2004 compared to $1.4 million for the three months ended March 31, 2003. The increase resulted from an $87.2 million increase in average investments to $199.0 million for the three months ended March 31, 2004 compared to $111.8 million for the three months ended March 31, 2003. This increase was partially offset by a 117 basis point decline in the average yield on investments to 3.66% for the three months ended March 31, 2004 from 4.83% for the three months ended March 31, 2003.

        Interest Expense. Interest expense decreased $206,000, or 7.4%, to $2.6 million for the three months ended March 31, 2004 compared to $2.8 million for the three months ended March 31, 2003. The decrease is primarily attributable to the average cost of interest-bearing liabilities decreasing 71 basis points from 2.54% for the three months ended March 31, 2003 to 1.83% for the three months ended March 31, 2004. The average balance of interest-bearing liabilities increased $123.8 million to $565.2 million for the three months ended March 31, 2004 from $442.9 million for the three months ended March 31, 2003.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $91,000 for the three months ended March 31, 2004 to $1.8 million from $1.7 million for the three months ended March 31, 2003. The increase is attributable to a larger average balance of Federal Home Loan Bank of Seattle advances outstanding of $246.3 million for the three months ended March 31, 2004 compared to $171.1 million for the three months ended March 31, 2003. Stock offering proceeds and overnight and term borrowings continue to be used to fund growth in both loans and investments.

        Provision for Loan Losses. Our Asset/Liability Committee (the "Committee") assesses the allowance for loan losses on a quarterly basis. In connection with the quarterly assessment, the Committee analyzes several different factors, including delinquency ratios, charge-off rates, underwriting criteria, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies, and vacancy rates of commercial and residential properties.

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures such as the amount and types of classified loans, past due ratios, and the actual loss experience; which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or non-residential


real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.

        The provision for loan losses decreased $150,000 to $900,000 for the three months ended March 31, 2004 compared to $1.1 million for the three months ended March 31, 2003. We decreased the provision by $150,000 for the three months ended March 31, 2004 primarily as a result of the stable credit quality of the loan portfolio and the increased percentage of loans secured by real estate. The provision was set at $900,000, primarily as a result of the continued loan growth in the multi-family, non-residential real estate, and residential construction loan portfolio; the unseasoned nature of the loan growth; and the relatively weak regional and local economy. Washington State had the ninth highest preliminary unemployment rate in the nation at 6.1% for March 2004. Unemployment in Pierce County, our primary market, was 6.7% unadjusted for seasonal variation in March 2004. In addition, a total of $153.7 million, or 78.3%, of our multi-family, nonresidential real estate, and residential construction loan portfolios were originated within the past two years. Although we have not experienced any losses on these loan types, the unseasoned nature of these loans and continued weak economic conditions in our market area may result in future loan losses from these portfolios.

        Non-interest Income. Non-interest income decreased $199,000 to $1.7 million for the three months ended March 31, 2004 compared to $1.9 million for the three months ended March 31, 2003. The decrease is primarily a result of a decrease in gains on the sale of loans and investments of $156,000, lower investment service fees of $46,000 from our financial planning and investment operation, and a $38,000 increase on loan servicing fees.

        Non-interest Expense. Non-interest expense increased $1.3 million, or 23.2%, to $6.9 million for the three months ended March 31, 2004 compared to $5.6 million for the three months ended March 31, 2003. This increase was primarily the result of increased staffing levels, the opening of our 12th branch in January 2004, growth in the Bank's core business, as well as office operations and outside professional services related to the technology initiative. Increases in expenses for the three months ended March 31, 2004 compared to the same period last year included $353,000 in outside and professional services, $242,000 in compensation and benefits, $466,000 in office operations, and $181,000 in all other operating expense categories.

        Compensation and benefits increased $242,000 to $3.3 million for the three months ended March 31, 2004 compared to $3.1 million for the three months ended March 31, 2003. Compensation and benefits costs represented 47.9% and 54.2% of total non-interest expenses for the three months ended March 31, 2004, and 2003, respectively. We increased the number of regular and temporary staff to expand our branch network, support our new technology systems, and increase our back office staff to support our growth. As of March 31, 2004, we employed 221 full-time equivalent employees, compared to 200 at March 31, 2003.

        Office operations increased $466,000 to $1.3 million for the three months ended March 31, 2004 compared to $792,000 for the three months ended March 31, 2003. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of our new information systems in December 2003 in connection with our technology initiative. The technology initiative involved the replacement of several information systems including the core processing system and related applications. The old information systems were in most cases fully depreciated prior to 2003, and we were no longer incurring any material depreciation expenses associated with these systems.

        Outside professional services increased $353,000 to $1.0 million for the three months ended March 31, 2004 compared to $660,000 for the three months ended March 31, 2003. This increase was primarily attributable to costs associated with completing our technology initiative and consulting and accounting costs associated with becoming a public company.

        Income Tax Expense. Income tax expense decreased $17,000 to $367,000 for the three months ended March 31, 2004 compared to $384,000 for the same period a year ago. Income before federal income tax was $1.1 million for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003, with effective tax rates of 32.7% and 32.8%, respectively.

Liquidity and Capital Resources

        Liquidity. We actively analyze and manage the Bank's liquidity with the objective of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements of this quarterly report.

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, and borrowed funds from the Federal Home Loan Bank of Seattle. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the


scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At March 31, 2004, we maintained a credit facility with the Federal Home Loan Bank of Seattle equal to 45% of the Bank's total assets, with an unused portion of the facility amounting to 8.8% of the Bank's total assets, or $63.8 million. This credit facility is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At March 31, 2004, we were in compliance with our collateral requirements. In addition, we held available for sale investment securities and readily saleable loans for liquidity purposes.

        At March 31, 2004, certificates of deposits (excluding individual retirement account certificates of deposit) amounted to $159.9 million or 47.1% of total deposits, including $10.0 million of brokered deposits which are scheduled to mature by March 31, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from increases in the pricing of our retail deposits. We have also elected to borrow from the Federal Home Loan Bank of Seattle and generally price certificates of deposit at below market rates to manage the overall cost of the deposit portfolio. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of March 31, 2004, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $115.7 million at March 31, 2004, or 15.86% of total assets on that date. Our regulatory capital ratios at March 31, 2004, were as follows: Tier I leverage of 11.88%; Tier I risk-based capital of 16.86%; and total risk-based capital of 18.09%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is further affected by the relative amount of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan servicing fees, and gains on sale of investments and loans. Non-interest expenses include items such as compensation and benefits, office operations, outside and professional services, marketing, and other expenses.

        The Bank continues to be exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At March 31, 2004, there were no material changes in the Bank's market risk from the information provided in the Company's Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 18, 2004.

        At March 31, 2004, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's


disclosure controls and procedures as currently in effect are effective in all material respects, ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission's rules and forms. However, the Company is currently in the process of implementing additional controls and processes to strengthen the overall system of internal controls due to considerable changes made to the Company's technology infrastructure. (See "Changes in Internal Controls" below).

(b)    Changes in Internal Controls.

        On December 1, 2003, the Company, through its primary subsidiary the Bank, completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as: loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, management modified many previously established internal controls where applicable, and has implemented new or is in the process of implementing additional controls and processes to strengthen the overall system of internal controls. These additional controls may affect the Company's disclosure controls and processes, and as such are being designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and that it is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits :

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)     Reports on Form 8-K:

1.	The Company filed a Form 8-K dated February 11, 2004 regarding its earnings for the quarter and year ended December 31, 2003.
2.	The Company filed a Form 8-K dated February 18, 2004 announcing the payment of an initial quarterly dividend.

13


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                  Rainier Pacific Financial Group, Inc.

May 7, 2004                                                                           /s/ John A. Hall
                                                                                                 John A. Hall
                                                                                                 President and Chief Executive Officer
                                                                                                 (Principal Executive Officer)

May 7, 2004                                                                            /s/ Joel G. Edwards
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

Date: May 7, 2004                                                                        /s/ John A. Hall
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

Date: May 7, 2004                                                                /s/ Joel G. Edwards
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

Dated: May 7, 2004
