Form 10-Q
period 2004-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2004-08-12
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . June 30, 2004

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

Commission File Number 000-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	87-0700148 (I.R.S. Employer Identification No.)

3700 Pacific Highway East, Suite 200, Fife, Washington 98424
(Address of principal executive offices and zip code)

(253) 926-4000
 (Registrant's telephone number, including area code)

                                                                                                                     .
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
        (2)  Yes   X .   No      .

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes      .   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, no par value	As of June 30, 2004 8,441,926


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

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

	Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003	2
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4
	Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2004 and the Twelve Months Ended December 31, 2003	6
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Forward-Looking Statements	11
	Comparison of Financial Condition at June 30, 2004 and December 31, 2003	11
	Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003	12
	Comparison of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003	14
	Liquidity and Capital Resources	15

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 4 -	Controls and Procedures	16

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	17
ITEM 2 -	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	17
ITEM 3 -	Defaults Upon Senior Securities	18
ITEM 4 -	Submission of Matters to a Vote of Security Holders	18
ITEM 5 -	Other Information	19
ITEM 6 -	Exhibits and Reports on Form 8-K	19

SIGNATURES		20


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
 (Unaudited)
Dollars In Thousands

	At June 30,	At December 31,
	2004	2003
ASSETS
ASSETS:
Cash and cash equivalents	$ 11,475	$ 9,922
Interest-bearing deposits with banks	2,764	115
Securities available-for-sale	122,419	80,213
Securities held-to-maturity (fair value of $99,028 at June 30, 2004 and $112,914 at December 31, 2003)	101,457	113,715
Federal Home Loan Bank stock, at cost	13,123	11,443

Loans	479,366	447,557
Less: allowance for loan losses	(8,681)	(8,237)
Loans, net	470,685	439,320

Premises and equipment, net	28,493	21,236
Accrued interest receivable	3,706	3,559
Other assets	6,460	5,772

TOTAL ASSETS	$ 760,582	$ 685,295

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 23,528	$ 28,429
Interest-bearing	321,397	286,951
Total Deposits	344,925	315,380

Borrowed funds	297,502	237,105
Corporate drafts payable	3,593	9,065
Deferred gain on sale and leaseback transaction	946	1,019
Accrued compensation and benefits	2,058	3,430
Other liabilities	2,474	4,739

TOTAL LIABILITIES	651,498	570,738

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 8,441,926 shares issued and 7,814,026 shares outstanding at June 30, 2004; 7,780,992 shares outstanding at December 31, 2003	77,318	82,570
Employee Stock Ownership Plan ("ESOP") debt	(6,279)	(6,618)
Accumulated other comprehensive income (loss), net of tax	(1,681)	(232)
Retained earnings	39,726	38,837

TOTAL SHAREHOLDERS' EQUITY	109,084	114,557

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 760,582	$ 685,295


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans	$ 8,030	$ 7,433	$ 15,863	$ 14,691
Securities available-for-sale	1,105	832	1,949	1,588
Securities held-to-maturity	1,019	634	1,987	1,228
Interest-bearing deposits	1	10	2	11
Federal Home Loan Bank stock dividends	124	111	238	245

Total interest income	10,279	9,020	20,039	17,763

INTEREST EXPENSE
Deposits	966	1,088	1,795	2,234
Borrowed funds	1,820	1,719	3,574	3,382

Total interest expense	2,786	2,807	5,369	5,616

Net interest income	7,493	6,213	14,670	12,147

PROVISION FOR LOAN LOSSES	600	1,050	1,500	2,100

Net interest income after provision for loan losses	6,893	5,163	13,170	10,047

NON-INTEREST INCOME
Deposit service fees	1,069	888	1,923	1,751
Loan service fees	203	253	477	489
Insurance service fees	135	144	294	315
Investment service fees	70	182	155	313
Gain/(loss) on sale of securities, net	-	1	179	(1)
Gain on sale of loans, net	144	407	282	882
Gain on sale of premise and equipment, net	43	50	82	92
Other operating income	17	19	20	33

Total non-interest income	1,681	1,944	3,412	3,874

NON-INTEREST EXPENSE
Compensation and benefits	3,588	3,259	6,888	6,317
Office operations	1,240	817	2,498	1,609
Occupancy, net	357	292	701	564
Loan servicing	114	63	193	122
Outside and professional services	744	1,281	1,757	1,941
Marketing	314	181	723	586
Other operating expenses	776	559	1,260	958

Total non-interest expense	7,133	6,452	14,020	12,097

INCOME BEFORE FEDERAL INCOME TAX	1,441	655	2,562	1,824

FEDERAL INCOME TAX EXPENSE	469	225	836	609

NET INCOME	$ 972	$ 430	$ 1,726	$ 1,215

EARNINGS PER COMMON SHARE
Basic	$ 0.12	nm(2)	$ 0.22	nm(2)
Diluted	$ 0.12	nm(2)	$ 0.22	nm(2)
Weighted average shares outstanding - Basic	7,708,216(1)	nm(2)	7,747,433(1)	nm(2)
Weighted average shares outstanding - Diluted	7,708,216(1)	nm(2)	7,747,433(1)	nm(2)

(1)	Weighted average shares outstanding (both Basic and Diluted) include 1,310 shares of the 336,800 restricted shares granted and issued under the Management Recognition Plan. Diluted weighted average shares outstanding exclude the impact of 680,000 options (with an exercise price of $16.26 per share) granted under the Stock Option Plan and 335,490 of restricted shares granted under the Management Recognition Plan, as these options and restricted shares were not dilutive at June 30, 2004.

(2)	Shares outstanding and earnings per share information is not meaningful as the Company did not complete its initial public offering until October 20, 2003.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
 (Unaudited)
Dollars In Thousands

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,726	$ 1,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,499	736
Provision for loan losses	1,500	2,100
Federal Home Loan Bank stock dividends	(238)	(245)
Deferred income tax expense	641	-
(Gain) loss on sale of securities, net	(179)	1
Gain on sale of premises and equipment	(82)	(92)
Gain on sale of loans, net	(282)	(882)
Accrued compensation for restricted stock awards	21	-
Change in operating assets and liabilities:
Accrued interest receivable	(147)	(567)
Other assets	(586)	(1,808)
Corporate drafts payable	(5,472)	335
Other liabilities and deferred credits	(3,628)	(1,793)

Net cash from operating activities	(5,227)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales, maturities, prepayments, and calls	17,693	19,531
Purchases	(61,912)	(72,357)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	12,258	13,086
Purchases	-	(18,390)
Purchases of Federal Home Loan Bank stock	(1,442)	(406)
Increase in loans, net	(44,774)	(68,750)
Proceeds from sales of loans	15,191	24,763
Purchases of premises and equipment	(8,756)	(970)
Increase in interest-bearing deposits with banks	(2,649)	(78,250)

Net cash from investing activities	(77,391)	(181,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	29,545	203,950
Advances on borrowed funds	491,964	177,391
Repayments of borrowed funds	(431,567)	(167,184)
Repayment of ESOP debt	339	-
Change in value of ESOP shares	201	-
Dividends paid during quarter	(837)	-
Common stock repurchased	(5,474)	-

Net cash from financing activities	84,171	214,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,553	31,414

CASH AND CASH EQUIVALENTS, at beginning of period	9,922	8,564

CASH AND CASH EQUIVALENTS, at end of period	$ 11,475	$ 39,978


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
 (Unaudited)
Dollars In Thousands

Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 5,406	$ 5,648

Income taxes	$ 350	$ 1,691

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITES
Unrealized gains (losses) on securities available-for sale, net of tax	$ (1,449)	$ 66


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
 (Unaudited)
Dollars in Thousands

	Common Stock		Debt		Accumulated Other Comprehensive
	Shares	Amount	Related to ESOP	Retained Earnings	Income (Loss)	Total
Balance, December 31, 2002	-	-	-	41,384	828	42,212
Comprehensive income
Net income (loss)	-	-	-	(2,547)	-	(2,547)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $547	-	-	-	-	(1,060)	(1,060)
Common stock issued	8,442,840	82,517	-	-	-	82,517
Loan to ESOP	-	-	(6,754)	-	-	(6,754)
Repayment of ESOP debt	-	-	136	-	-	136
ESOP activity-Change in value of shares committed to be released	-	53	-	-	-	53
Total comprehensive income	-	-	-	-	-	(3,607)

Balance, December 31, 2003	8,442,840	82,570	(6,618)	38,837	(232)	114,557
Comprehensive income
Net income (loss)	-	-	-	1,726	-	1,726
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $746	-	-	-	-	(1,449)	(1,449)
Common stock repurchased	(337,714)	(5,474)	-	-	-	(5,474)
Common stock issued for MRP	336,800	-	-	-	-	-
Repayment of ESOP debt	-	-	339	-	-	339
ESOP activity-Change in value of shares committed to be released	-	201	-	-	-	201
Dividends paid	-	-	-	(837)	-	(837)
Accrual of compensation related to MRP	-	21	-	-	-	21
Total comprehensive income	-	-	-	-	-	(277)

Balance, June 30, 2004	8,441,926	$ 77,318	$ (6,279)	$ 39,726	$ (1,681)	$ 109,084


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Note 1 - Organization and Basis of Presentation

        Organization. On October 20, 2003, Rainier Pacific Savings Bank (the "Bank") converted from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank. In connection with the Bank's conversion, the bank holding company, Rainier Pacific Financial Group, Inc. (the "Company") was formed. The Company purchased 100% of the Bank's common stock simultaneous with the Bank's conversion to stock form and the Company's offering and sale of its common stock to the public.

        The Bank provides a full range of banking services to consumers and limited banking services to small and medium-sized businesses and professionals through 12 banking offices located in Pierce County and South King County. Support Systems, Inc ("SSI"), a wholly-owned subsidiary, operates Rainier Pacific Insurance Agency and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company, the Bank, and SSI. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("2003 Form 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on March 18, 2004. All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At June 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2003 Form 10-K.

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


        In connection with the conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the financial statements contained in the Company's Registration Statement on Form S-1 filed with the SEC. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Note 4 - Stock-Based Compensation

         The Company has implemented long-term stock-based benefit plans under which stock options and restricted stock awards may be granted to employees and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Compensation expense related to restricted stock awards is based upon the market value of the Company's stock on the grant date and is accrued ratably over the required service period. However, in accounting for stock options, as allowed under SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and therefore has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price.

        Stock Option Plan ("SOP"). On June 7, 2004, the Company granted nonqualified stock options of 351,750 shares of common stock to certain employees and directors and granted incentive stock options of 328,250 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.26. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

        If compensation costs for the SOP were determined consistent with fair value method under SFAS No. 123, the Company's net income would have been reduced by $49,000 for the period from June 7, 2004 through June 30, 2004, and for the three and six month periods ended June 30, 2004. However, net income per share for the three and six month periods ended June 30, 2004, both basic and diluted, would remain unchanged.

        The fair value of options granted under the SOP is estimated on the date of grant using the Binomial option-pricing model with the following assumptions:

2004
Option exercise price	$ 16.26
Stock price on grant date	$ 16.26
Annual dividend yield	2.00%
Expected volatility	21.95%
Risk-free interest rate	4.39%
Employee attrition rate	3.00%
Vesting Period	5 years
Expected life	7 years

        Had compensation cost for the Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004
Pro forma disclosure:
Net income, as reported	$ 972	$ 1,726
Compensation expense, net of tax	(49)	(49)
Pro forma net income	$ 923	$ 1,677


Basic earnings per share:
As reported	$ 0.12	$ 0.22
Pro forma	$ 0.12	$ 0.22

Dilute earnings per share:
As reported	$ 0.12	$ 0.22
Pro forma	$ 0.12	$ 0.22

        The Company will make available sufficient shares for each option granted, subject to the remaining number of shares.
The following represents the stock option activity and option price information:

	Number of Option Shares	Weighted-Average Price of Option Shares	Weighted-Average Issue Date Fair Value
Balance at December 31, 2003:	-	-	-

Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Balance at March 31, 2004:	-	-	-

Granted	680,000	$ 16.26	$ 16.26
Exercised	-	-	-
Cancelled	-	-	-
Balance at June 30, 2004:	680,000	$ 16.26	$ 16.26

        Financial data pertaining to outstanding stock options is as follows:

Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 16.26	680,000	10.0	$ 16.26	-	$ -

        At June 30, 2004, the Company had an aggregate of 164,284 options available for future issuance under the SOP.

        Management Recognition Plan ("MRP"). The purpose of the MRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 336,800 to its directors and certain employees on June 24, 2004. The fair market price of the restricted stock awards was at the $16.20 per share price on June 24, 2004 and totaled $5.5 million. These restricted stock awards vest over a five year period, and therefore, the cost of such will be accrued ratably over a five year period as compensation expense. Compensation expense related to the MRP awards was $21,000 for the period June 24, 2004 through June 30, 2004, and for the three and six month periods ended June 30, 2004.

Note 5 - Earnings Per Share
        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only items that currently may affect the calculation of diluted EPS are the stock options and restricted stock awards under the 2004 Stock Option Plan and Management Recognition Plan approved by the shareholders in April 2004. The stock options and restricted stock awards have the potential to increase the number of outstanding shares and to reduce shareholders' ownership interest.


Note 6 - Cash Dividends

The Company paid its second consecutive quarterly cash dividend of $0.05 per share on June 10, 2004 to shareholders of record at the close of business May 28, 2004.

Note 7 - Recently Issued Accounting Standards

There were no recently issued accounting standards that affected the Company during the six months ended June 30, 2004.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, interest rate fluctuations; economic conditions in the Company's primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed in the Company's reports filed with the SEC including its 2003 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

        General.  Total assets increased by $75.3 million, or 11.0%, to $760.6 million at June 30, 2004 from $685.3 million at December 31, 2003. The increase in total assets reflects an increase in investment securities, (including mortgage-backed securities but excluding Federal Home Loan Bank stock) of $30.0 million to $223.9 million from $193.9 million, and growth in our net loan portfolio of $31.4 million to $470.7 million from $439.3 million. To fund the increase in assets, our borrowed funds from the Federal Home Loan Bank of Seattle increased $60.4 million to $297.5 million from $237.1 million, and deposits increased $29.5 million to $344.9 million from $315.4 million. Shareholders' equity decreased $5.5 million to $109.1 million from $114.6 million, which was attributable to stock repurchases and a decrease in the value of the available for sale investment securities portfolio as a result of higher interest rates.

        Assets. Our net loan portfolio increased $31.4 million, or 7.1%, to $470.7 million at June 30, 2004 from $439.3 million at December 31, 2003. This increase was primarily attributable to an increase in loans secured by real estate. The largest contributors to this increase were multi-family loans which increased $20.8 million, or 23.9% to $107.9 million from $87.1 million, non-residential commercial real estate which increased $15.7 million, or 16.5%, to $110.6 million from $94.9 million, and construction loans, which increased $2.5 million, or 29.8% to $10.9 million from $8.4 million. Additionally, commercial business loans nearly doubled to $2.3 million from $1.2 million. All other categories of loans decreased, including home equity loans, which decreased $2.1 million to $29.4 million from $31.5 million, and consumer loans, which decreased $5.9 million to $92.4 million from $98.3 million. There was virtually no change in one-to-four family real estate loans.

        Our investment securities portfolio (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $30.0 million, or 15.5%, to $223.9 million at June 30, 2004 from $193.9 million at December 31, 2003. The growth in the investment portfolio resulted from the investment of funds from the mutual-to-stock conversion proceeds and increased borrowings. Mortgage-backed securities increased $12.9 million, or 12.8% to $113.4 million from $100.5 million. Trust preferred securities also increased substantially by $14.0 million, or 56.0%, to $39.0 million from $25.0 million. U.S. agency securities increased $5.4 million to $43.9 million from $38.5 million. All other securities, decreased by a net amount of $168,000.

        Purchases of mortgage-backed securities totaled $29.8 million and were all purchased in the first quarter of fiscal 2004. These purchases consisted of shorter-term mortgage-backed securities (or securities that reprice in one to five years) including five year balloon, hybrid adjustable mortgage securities and $6.1 million of 10-year fixed rate. The low interest rate environment and shorter maturities on mortgage-backed securities have resulted in a high level of principal repayments, which totaled $16.4 million during the six month period ended June 30, 2004. The $14.0 million of trust preferred securities purchased during the six months ended June 30, 2004 reprice within three to five years, with an average repricing term of 3.5 years. We purchased securities with an average life or repricing period of less than four years to reduce exposure to interest rate risk.

        Federal Home Loan Bank stock, while not considered an investment security for purposes of this discussion, experienced an increase of $1.7 million, or 14.9%, to $13.1 million from $11.4 million. We purchased stock at various times during the second quarter to meet the stock requirements for our borrowings with the Federal Home Loan Bank of Seattle.

        Premises and equipment increased by $7.3 million, or 34.4%, to $28.5 million at June 30, 2004 from $21.2 million at December 31, 2003. The increase was the result of the cost of construction of an office/retail building that will accommodate our corporate and


administrative offices and the relocation of our Fawcett Avenue branch. We are scheduled to move into our new building in December 2004.

        Deposits. Our total deposits increased $29.5 million, or 9.4%, to $344.9 million at June 30, 2004 from $315.4 million at December 31, 2003. This growth resulted from an increase in interest-bearing deposits of $34.4 million, to $321.4 million from $287.0 million, partially offset by a $4.9 million decrease in non-interest-bearing deposits, to $23.5 million from $28.4 million at December 31, 2003.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $60.4 million, or 25.5%, to $297.5 million at June 30, 2004 from $237.1 million at December 31, 2003. We used the borrowings for funding both short- and long-term loans and investment securities, and as part of our capital and interest rate risk management strategies. We borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to increase interest-earning assets and enhance earnings in connection with leveraging capital to increase our net interest income.

        Capital. Total shareholders' equity decreased $5.5 million, or 4.8%, to $109.1 million at June 30, 2004 from $114.6 million at December 31, 2003. Our capital-to-assets ratio under generally accepted accounting principles was 14.34% at June 30, 2004 compared to 16.72% at December 31, 2003. The decrease in our capital was a result of $1.7 million in net income and a $540,000 increase in equity related to our ESOP, offset by $5.5 million of common stock repurchases, $837,000 in dividends to shareholders, and a $1.4 million net decline in the value of our available for sale investment securities.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

         General. Net income increased $542,000, or 126.0%, to $972,000 for the three months ended June 30, 2004 compared to $430,000 for the three months ended June 30, 2003. The increase in net income was primarily the result of higher net interest income from increased interest-earning assets and a lower provision for loan losses, partially offset by lower non-interest income and higher non-interest expenses.

        Net Interest Income. Net interest income increased $1.3 million, or 21.0%, to $7.5 million for the three months ended June 30, 2004 compared to $6.2 million for the three months ended June 30, 2003. This increase in net interest income resulted from an increase in interest income of $1.3 million while interest expense declined $21,000. Average interest-earning assets increased to $706.9 million for the three months ended June 30, 2004 from $531.9 million for the three months ended June 30, 2003. Offsetting this increase in average interest-earning assets was a 46 basis point decline in our net interest margin to 4.23% for the three months ended June 30, 2004 from 4.69% for the same period a year ago. The decline in the net interest margin was primarily attributable to the significant increase in the Bank's investment portfolio that generally produces lower yields than loans, and overall lower loan yields earned during a period of historically low interest rates. Interest rates on over half of our customer deposits as of June 30, 2004 were below 1.00% and can no longer be lowered in proportion to the interest rate decreases being experienced on loans.

        Interest Income. Interest income for the three months ended June 30, 2004 increased $1.3 million, or 14.4%, to $10.3 million compared to $9.0 million for the same period in 2003. The increase was the result of a $175.0 million increase in the average balance of interest-earning assets during the three months ended June 30, 2004, which was primarily a result of purchases of investment securities funded from the mutual-to-stock conversion proceeds and increased borrowings, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the three months ended June 30, 2004 was $8.0 million compared to $7.4 million for the three months ended June 30, 2003. The average yield on total loans declined to 6.83% for the three months ended June 30, 2004 compared to 7.55% for the three months ended June 30, 2003.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $658,000 to $2.1 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003. The increase resulted from a $97.1 million increase in average investments to $223.0 million for the three months ended June 30, 2004 compared to $125.9 million for the three months ended June 30, 2003. This increase was partially offset by an 85 basis point decline in the average yield on investments to 3.81% for the three months ended June 30, 2004 from 4.66% for the three months ended June 30, 2003.

        Interest Expense. Interest expense decreased $21,000, or less than one percent, and remained at $2.8 million for the three months ended June 30, 2004 and 2003. The slight decrease is primarily attributable to the average cost of interest-bearing liabilities decreasing 22 basis points to 1.20% for the three months ended June 30, 2004 from 1.42% for the three months ended June 30, 2003. Offsetting this decrease, however, the average balance of interest-bearing liabilities increased $36.1 million to $342.8 million for the three months ended June 30, 2004 from $306.7 million for the three months ended June 30, 2003.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $101,000 for the three months ended June 30, 2004 to $1.8 million from $1.7 million for the three months ended June 30, 2003. The increase is attributable to a higher average balance of


Federal Home Loan Bank of Seattle advances outstanding of $279.7 million for the three months ended June 30, 2004 compared to $176.5 million for the three months ended June 2003. Stock offering proceeds and overnight and term borrowings continue to be used to fund growth in both loans and investments.

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

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures such as the amount and types of classified loans, past due ratios, and the actual loss experience; which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or non-residential real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.

        The provision for loan losses decreased $450,000 to $600,000 for the three months ended June 30, 2004, compared to $1.1 million for the three months ended June 30, 2003. The decrease is primarily a result of the stable credit quality of the loan portfolio and the increased percentage of loans secured by real estate. Monthly charge-offs averaged $171,000 for the three month period ended June 30, 2004. The monthly provision for the three months ended June 30, 2004 was set at $200,000, primarily as a result of the continued loan growth in the multi-family, non-residential real estate, and residential construction loan portfolios, the unseasoned nature of the loan growth, and the relatively weak regional and local economy.

        Non-interest Income. Non-interest income decreased $263,000, or 13.5%, to $1.7 million for the three months ended June 30, 2004 compared to $1.9 million for the three months ended June 30, 2003. The decrease is primarily a result of a decrease in gains on the sale of loans and investments of $264,000 and lower investment service fees of $112,000 from our financial planning and investment services operation. These decreases were partially offset by an increase in deposit service fees of $181,000. All other categories of non-interest income decreased by a net amount of $68,000.

        Non-interest Expense. Non-interest expense increased $681,000, or 10.6%, to $7.1 million for the three months ended June 30, 2004 compared to $6.5 million for the three months ended June 30, 2003. This increase was primarily the result of increased staffing levels, the opening of our 12th branch in January 2004, growth in the Bank's core business, as well as office operations and outside professional services related to supporting our new technologies. Increases in expenses for the three months ended June 30, 2004 compared to the same period last year include $423,000 in office operations and $329,000 in compensation and benefits. Four other categories of non-interest expense increased a net amount of $466,000, while outside and professional services decreased $537,000.

        Office operations increased $423,000 to $1.2 million for the three months ended June 30, 2004 compared to $817,000 for the three months ended June 30, 2003. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of our new information systems in December 2003 in connection with our technology initiative. The technology initiative involved the replacement of several information systems including the core processing system and related applications. The old information systems were in most cases fully depreciated prior to 2003, and we were no longer incurring any material depreciation expenses associated with those systems.

        Compensation and benefits increased $329,000 to $3.6 million for the three months ended June 30, 2004 compared to $3.3 million for the three months ended June 30, 2003, due to increases in employee benefits primarily attributable to our ESOP. Compensation and benefits costs represented 50.3% and 50.5% of total non-interest expenses for the three months ended June 30, 2004, and 2003, respectively.

        Outside professional services decreased $537,000 to $744,000 for the three months ended June 30, 2004, compared to $1.3 million for the three months ended June 30, 2003. Over the last two years, we have incurred costs associated with completing our technology initiative and consulting and accounting costs associated with becoming a public company. Most of these expenses were incurred in 2003, while our outside services in 2004 are related to the normal course of business.

        Income Tax Expense. Income tax expense increased $244,000 to $469,000 for the three months ended June 30, 2004 compared to $225,000 for the same period a year ago. Income before federal income tax was $1.4 million for the three months ended June 30, 2004 compared to $655,000 for the three months ended June 30, 2003, with effective tax rates of 32.5% and 34.4%, respectively.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003

        General. Net income increased $511,000, or 42.1%, to $1.7 million for the six months ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003. The increase in net income was primarily the result of higher net interest income from increased interest-earning assets and a lower provision for loan losses, partially offset by lower non-interest income and higher non-interest expenses.

        Net Interest Income. Net interest income increased $2.6 million, or 21.5%, to $14.7 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. This increase in net interest income resulted from an increase in interest income of $2.2 million and a decrease in interest expense of $247,000. Average interest-earning assets increased to $683.4 million for the six months ended June 30, 2004 from $513.8 million for the six months ended June 30, 2003. Offsetting this increase in average interest-earning assets was a 48 basis point decline in our net interest margin to 4.29% for the six months ended June 30, 2004 from 4.77% for the six months ended June 30, 2003. The decline in the net interest margin was primarily attributable to customer deposits and borrowed funds being invested in lower-rate loans and investments during a period of historically low interest rates. Interest rates on over half of our customer deposits are below 1.00% and can no longer be lowered in proportion to the interest rate decreases being experienced on loans.

        Interest Income. Interest income for the six months ended June 30, 2004 increased $2.2 million, or 12.4%, to $20.0 million compared to $17.8 million for the same period in 2003. The increase was the result of a $169.6 million increase in the average balance of interest-earning assets during the six months ended June 30, 2004, which was primarily a result of investment purchases funded from the mutual-to-stock conversion proceeds and increased borrowings, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the six months ended June 30, 2004 was $15.9 million compared to $14.7 million for the same period a year ago. The average yield on total loans declined to 6.91% for the six months ended June 30, 2004 compared to 7.65% for the six months ended June 30, 2003.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $1.1 million to $3.9 million for the six months ended June 30, 2004 compared to $2.8 million for the six months ended June 30, 2003. The increase resulted from a $92.2 million increase in average investments to $211.0 million for the six months ended June 30, 2004 compared to $118.8 million for the six months ended June 30, 2003. This increase was partially offset by a 1.01% decline in the average yield on investments to 3.73% for the six months ended June 30, 2004 from 4.74% for the six months ended June 30, 2003. New investment purchases were for shorter maturity securities and repricing periods and provided lower yields than the existing securities in the portfolio.

        Interest Expense. Interest expense decreased $247,000, or 4.4%, to $5.4 million for the six months ended June 30, 2004 compared to $5.6 million for the six months ended June 30, 2003. The decrease is primarily attributable to the average cost of interest-bearing liabilities decreasing 58 basis points from 2.42% for the six months ended June 30, 2003 to 1.84% for the six months ended June 30, 2004. The average balance of interest-bearing liabilities increased $132.4 million to $595.6 million for the six months ended June 30, 2004 from $463.2 million for the six months ended June 30, 2003.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $192,000, or 5.7%, for the six months ended June 30, 2004 to $3.6 million from $3.4 million for the six months ended June 30, 2003. The increase is attributable to a larger average balance of Federal Home Loan Bank of Seattle advances outstanding of $263.0 million for the six months ended June 30, 2004 compared to $173.8 million for the six months ended June 2003. Stock offering proceeds and overnight and term borrowings continue to be used to fund growth in both loans and investments.

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

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures such as the amount and types of classified loans, past due ratios, and the actual loss experience; which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or non-residential real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.


        The provision for loan losses decreased $600,000 to $1.5 million for the six months ended June 30, 2004 compared to $2.1 million for the six months ended June 30, 2003. We decreased the provision by $600,000 for the six months ended June 30, 2004 primarily as a result of the stable credit quality of the loan portfolio and the increased percentage of loans secured by real estate. Charge-offs for the six months ended June 30, 2004 totaled $1.1 million. The provision was set at $1.5 million, primarily as a result of the continued loan growth in the multi-family, non-residential real estate, and residential construction loan portfolio, the unseasoned nature of the loan growth, and the relatively weak regional and local economy.

        Washington State continues to have one of the highest unemployment rates in the nation at 6.1% in June 2004. Unemployment in Pierce County, our primary market, was 6.8% in June 2004. In addition, a total of $172.7 million, or 75.3%, of our multi-family, nonresidential real estate, and residential construction loan portfolios were originated within the past two years. Although we have not experienced any losses on these loan types, the unseasoned nature of these loans and continued weak economic conditions in our market area may result in future loan losses from these portfolios.

        Non-interest Income. Non-interest income decreased $462,000 to $3.4 million for the six months ended June 30, 2004 compared to $3.9 million for the six months ended June 30, 2003. The decrease is primarily a result of a decrease in gains on the sale of loans and investments of $420,000 and lower investment service fees of $158,000 from our financial planning and investment services operation. All other categories of non-interest income increased by a net amount of $116,000.

        Non-interest Expense. Non-interest expense increased $1.9 million, or 15.7%, to $14.0 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. This increase was primarily the result of increased staffing levels, the opening of our 12th branch in January 2004, growth in the Bank's core business, as well as office operations and outside professional services related to the technology initiative. Increases in expenses for the six months ended June 30, 2004 compared to the same period last year included $571,000 in compensation and benefits, $889,000 in office operations, and $647,000 in four other operating expense categories. These increases were partially offset by a decrease in professional services of $184,000 due to lower costs associated with our 2003 technology initiative.

        Compensation and benefits increased $571,000 to $6.9 million for the six months ended June 30, 2004 compared to $6.3 million for the six months ended June 30, 2003. Compensation and benefits costs represented 49.1% and 52.2% of total non-interest expenses for the six months ended June 30, 2004, and 2003, respectively. As of June 30, 2004, we employed 218 full-time equivalent employees, compared to 215 at June 30, 2003.

        Office operations increased $889,000 to $2.5 million for the six months ended June 30, 2004 compared to $1.6 for the six months ended June 30, 2003. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of our new information systems in December 2003 in connection with our technology initiative. The technology initiative involved the replacement of several information systems including the core processing system and related applications. The old information systems were in most cases fully depreciated prior to 2003, and we were no longer incurring any material depreciation expenses associated with those systems.

        Outside professional services decreased $184,000 to $1.8 million for the six months ended June 30, 2004 compared to $1.9 million for the six months ended June 30, 2003. This decrease was primarily attributable to costs associated with completing our technology initiative and consulting and accounting costs associated with becoming a public company.

        Income Tax Expense. Income tax expense increased $227,000 to $836,000 for the six months ended June 30, 2004 compared to $609,000 for the same period a year ago. Income before federal income tax was $2.6 million for the six months ended June 30, 2004 compared to $1.8 million for the six months ended June 30, 2003, with effective tax rates of 32.6% and 33.4%, respectively.

Liquidity and Capital Resources

         Liquidity. We actively analyze and manage the Bank's liquidity with the objective of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Item 1 - "Financial Statements" of Part I of this quarterly report.

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


        At June 30, 2004, we maintained a credit facility with the Federal Home Loan Bank of Seattle equal to 45.0% of the Bank's total assets, with an unused portion of the facility amounting to 5.9% of the Bank's total assets, or $44.8 million. This credit facility is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At June 30, 2004, we were in compliance with our collateral requirements. In addition, we held available for sale investment securities and readily saleable loans for liquidity purposes.

        At June 30, 2004, certificates of deposits (excluding individual retirement account certificates of deposit) amounted to $166.5 million or 48.3% of total deposits, including $10.0 million of brokered deposits which are scheduled to mature by March 31, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from increases in the pricing of our retail deposits. We have also elected to borrow from the Federal Home Loan Bank of Seattle to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, another investing activity of the Company has been the repurchase of its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended June 30, 2004, see "Stock Repurchases" contained in Item 2 - "Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities" under "Part II - Other Information" of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of June 30, 2004, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $109.1 million at June 30, 2004, or 14.34% of total assets on that date. Our regulatory capital ratios at June 30, 2004, were as follows: Tier I leverage of 11.05%; Tier I risk-based capital of 16.20%; and total risk-based capital of 17.46%.

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

        The Bank continues to be exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At June 30, 2004, there were no material changes in the Bank's market risk from the information provided in the Company's 2003 Form 10-K which was filed with the SEC on March 18, 2004.

        At June 30, 2004, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's


disclosure controls and procedures as currently in effect are effective in all material respects, ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. However, the Company is currently in the process of implementing additional controls and processes to strengthen the overall system of internal controls due to considerable changes recently made to the Company's technology infrastructure. See "Changes in Internal Controls" below.

Changes in Internal Controls.

        On December 1, 2003, the Company, through its primary subsidiary the Bank, completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, and subsequent alterations thereto, management modified many previously established internal controls where applicable, and has implemented new or is still in the process of implementing additional controls and processes to strengthen the overall system of internal controls. These additional controls may affect the Company's disclosure controls and processes, and as such are being designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and that it is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

        Management does not believe any of the changes currently underway in the Bank's systems of internal controls, or in other factors that could significantly affect disclosure controls, have resulted in any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG". As of June 30, 2004, there were 7,814,026 shares of common stock outstanding.

Stock Repurchases

        Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

        The Company is "well-capitalized" and highly rated in accordance with regulatory standards. In May 2004, the Company announced that its Board of Directors authorized its initial stock repurchase plan for the repurchase of up to 4% (337,714 shares) of the Company's then outstanding common stock for the 2004 Management Recognition Plan approved by shareholders in April 2004. See Item 4 of this Part II for information concerning the results of the Company's Annual Meeting of Shareholders. By June 30, 2004, the Company had completed its initial repurchase of 337,714 shares of common stock.

        The following table sets forth information about the Company's purchases of its outstanding Common Stock during the quarter ended June 30, 2004.


Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2004 - April 30, 2004	-	-	-	-
May 1, 2004 - May 31, 2004	104,600	$ 15.81	104,600	-
June 1, 2004 - June 30, 2004	233,114	16.39	233,114	-
Total	337,714	$ 16.21	337,714	-

        On July 21, 2004, the Company announced its intention to purchase an additional 5% of its outstanding shares (390,701). This repurchase is expected to be complete within six months of the announced date.

ITEM 3 - Defaults Upon Senior Securities

        Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

        The Company's first Annual Meeting of Shareholders was held on April 26, 2004 at the Sheraton Tacoma Hotel located at 1320 Broadway Avenue, Tacoma, Washington. The results of the vote on the three items presented at the meeting were as follows:

Election of Directors

         Shareholders elected the following nominees to the Board of Directors for the terms indicated by the following vote:

		FOR		WITHHELD
	Term to	Number		Number
	Expire	of Votes	Percentage	of Votes	Percentage

Charles E. Cuzzetto	2005	7,542,195	96.79%	250,327	3.21%
Stephen M. Bader	2005	7,542,877	96.80%	249,644	3.20%
John A. Hall	2005	7,564,485	97.07%	228,037	2.93%
Brian A. Knutson	2006	7,438,391	95.46%	354,130	4.54%
Alan M. Somers	2006	7,506,702	96.33%	285,820	3.67%
Alfred H. Treleven, III	2006	7,726,879	99.16%	65,642	0.84%
Edward J. Brooks	2007	7,557,793	96.73%	254,729	3.27%
Karyn R. Clarke	2007	7,683,342	98.60%	109,180	1.40%
Robert H. Combs	2007	7,720,849	99.08%	71,673	0.92%

2004 Stock Option Plan

        Shareholders approved the 2004 Stock Option Plan ("SOP"), authorizing the issuance of 844,284 shares of common stock under the SOP by the following vote:

	Number
	of Votes	Percentage
FOR	5,132,907	89.88%
AGAINST	531,703	9.31%
ABSTAIN	46,099	0.81%


2004 Management Recognition Plan

        Shareholders approved the 2004 Management Recognition Plan ("MRP"), authorizing the issuance of 337,714 shares of restricted common stock under the MRP by the following vote:

	Number
	of Votes	Percentage
FOR	5,028,115	88.05%
AGAINST	597,365	10.46%
ABSTAIN	85,229	1.49%

ITEM 5 - Other Information

         Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K:

1.	The Company filed a Form 8-K dated April 21, 2004 regarding its earnings for the quarter ended March 31, 2003.
2.	The Company filed a Form 8-K dated May 17, 2004 announcing the payment of a quarterly dividend.
3.	The Company filed a Form 8-K dated May 17, 2004 announcing plans to repurchase shares of common stock.
4.	The Company filed a Form 8-K dated June 23, 2004 announcing the completion of the repurchase of common stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainier Pacific Financial Group, Inc.

August 11, 2004	/s/ John A. Hall John A. Hall President and Chief Executive Officer (Principal Executive Officer)

August 11, 2004	/s/ Joel G. Edwards Joel G. Edwards Chief Financial Officer (Principal Financial and Accounting Officer)

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2004	/s/ John A. Hall John A. Hall President and Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2004	/s/ Joel G. Edwards Joel G. Edwards Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Hall John A. Hall President and Chief Executive Officer	/s/ Joel G. Edwards Joel G. Edwards Chief Financial Officer

Dated: August 11, 2004
