Form 10-Q
period 2004-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2004-11-08
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . September 30, 2004

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

               Yes      .   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, no par value	As of September 30, 2004 8,102,326*

* Includes 610,926 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 316,758 restricted shares granted under the management recognition plan that have not yet been ratably earned or vested.


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -

Financial Statements

Rainier Pacific Financial Group, Inc. (the "Company") was formed to serve as the stock holding company for Rainier Pacific Savings Bank (the "Bank") in connection with the Bank's mutual-to-stock conversion. On October 20, 2003, the Company's offering closed and 7,935,000 shares were sold at $10.00 per share, with an additional 507,840 shares issued to the Rainier Pacific Foundation. For a further discussion of the Company's formation and operations, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 0-50362), filed on March 18, 2004. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report for periods ended prior to October 20, 2003 are those of the Bank and its wholly-owned subsidiary, Support Systems, Inc. The consolidated financial statements filed as a part of this quarterly report are as follows:

	Consolidated Statements of Financial Condition as
	of September 30, 2004 and December 31, 2003	2
	Consolidated Statements of Income for the
	Three and Nine Months Ended September 30, 2004 and 2003	3
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Statements of Shareholders' Equity
	for the Nine Months Ended September 30, 2004 and Twelve Months Ended December 31, 2003	6
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Forward-Looking Statements	11
	Comparison of Financial Condition at September 30, 2004 and December 31, 2003	11
	Comparison of Operating Results for the
	Three Months Ended September 30, 2004 and 2003	12
	Comparison of Operating Results for the
	Nine Months Ended September 30, 2004 and 2003	14
	Liquidity and Capital Resources	16

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 4 -	Controls and Procedures	17

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	17
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3 -	Defaults Upon Senior Securities	18
ITEM 4 -	Submission of Matters to a Vote of Security Holders	18
ITEM 5 -	Other Information	18
ITEM 6 -	Exhibits	18

SIGNATURES		19


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
 (Unaudited)
Dollars In Thousands

	At September 30,	At December 31,
	2004	2003
ASSETS
ASSETS:
Cash and cash equivalents	$7,622	$9,922
Interest-bearing deposits with banks	5,899	115
Securities available-for-sale	103,236	80,213
Securities held-to-maturity (fair value of $96,783 at September 30, 2004 and $112,914 at December 31, 2003.)	97,393	113,715
Federal Home Loan Bank stock, at cost	13,239	11,443

Loans	489,589	447,557
Less: allowance for loan losses	(8,937)	(8,237)
Loans, net	480,652	439,320

Premises and equipment, net	30,043	21,236
Accrued interest receivable	3,303	3,559
Other assets	6,513	5,772

TOTAL ASSETS	$747,900	$685,295

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$29,199	$28,429
Interest-bearing	313,696	286,951
Total Deposits	342,895	315,380

Borrowed funds	287,643	237,105
Corporate drafts payable	2,382	9,065
Deferred gain on sale and leaseback transaction	909	1,019
Accrued compensation and benefits	2,252	3,430
Other liabilities	6,785	4,739

TOTAL LIABILITIES	642,866	570,738

SHAREHOLDERS' EQUITY:

Common stock, no par value: 49,000,000 shares authorized; 8,102,326 shares issued and 7,174,642 shares outstanding at September 30, 2004; 7,780,992 shares outstanding at December 31, 2003	71,927	82,570
Employee Stock Ownership Plan ("ESOP") debt	(6,109)	(6,618)
Accumulated other comprehensive income (loss), net of tax	(692)	(232)
Retained earnings	39,908	38,837

TOTAL SHAREHOLDERS' EQUITY	105,034	114,557

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$747,900	$685,295


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans	$ 8,030	$ 7,609	$ 23,893	$ 22,300
Securities available-for-sale	1,078	926	3,027	2,514
Securities held-to-maturity	901	1,199	2,888	2,427
Interest-bearing deposits	3	66	5	77
Federal Home Loan Bank stock dividends	116	134	354	379
Total interest income	10,128	9,934	30,167	27,697

INTEREST EXPENSE
Deposits	1,029	991	2,824	3,225
Borrowed funds	2,040	1,804	5,614	5,186
Total interest expense	3,069	2,795	8,438	8,411
Net interest income	7,059	7,139	21,729	19,286

PROVISION FOR LOAN LOSSES	600	1,200	2,100	3,300
Net interest income after provision for loan loss	6,459	5,939	19,629	15,986

NON-INTEREST INCOME
Deposit service fees	1,115	854	3,159	2,605
Loan service fees	242	270	598	759
Insurance service fees	146	144	440	459
Investment service fees	176	124	331	437
Gain/(loss) on sale of securities, net	(1)	131	178	130
Gain on sale of loans, net	74	173	356	1,055
Gain on sale of premise & equipment, net	36	50	118	142
Other operating income	11	12	31	45
Total non-interest income	1,799	1,758	5,211	5,632

NON-INTEREST EXPENSE
Compensation and benefits	3,656	3,517	10,544	9,834
Office operations	1,215	851	3,713	2,460
Occupancy, net	347	326	1,048	890
Loan servicing	136	69	329	191
Outside and professional services	580	1,600	2,337	3,541
Marketing	273	258	996	844
Other operating expenses	1,136	456	2,396	1,414
Total non-interest expense	7,343	7,077	21,363	19,174

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	915	620	3,477	2,444

PROVISION FOR FEDERAL INCOME TAX	311	205	1,147	814

NET INCOME	$ 604	$ 415	$ 2,330	$ 1,630
EARNINGS PER COMMON SHARE
Basic	$ 0.08	Nm (2)	$ 0.31	Nm (2)
Diluted	$ 0.08	Nm (2)	$ 0.31	Nm (2)
Weighted average shares outstanding-Basic	7,315,751(1)	Nm (2)	7,603,539(1)	Nm (2)
Weighted average shares outstanding-Diluted	7,383,959(1)	Nm (2)	7,618,831(1)	Nm (2)

(1)	Weighted average shares outstanding (both Basic and Diluted) include 18,042 shares of the 334,800 restricted shares granted and issued under the 2004 Management Recognition Plan.
(2)	Not meaningful because the Company did not complete its initial public offering until October 20, 2003 and did not have any outstanding shares prior to that date.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
 (Unaudited)
Dollars In Thousands

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,330	$ 1,630
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,240	1,104
Provision for loan losses	2,100	3,300
Federal Home Loan Bank stock dividends	(354)	(379)
Deferred income tax expense	(182)	-
(Gain) loss on sale of securities, net	(178)	(130)
Gain on sale of premises and equipment	(119)	(142)
Gain on sale of loans, net	(356)	(1,055)
Accrued compensation for restricted stock awards	294	-
Change in operating assets and liabilities:
Accrued interest receivable	256	(833)
Other assets	(325)	(2,756)
Corporate drafts payable	(6,683)	1,515
Other liabilities and deferred credits	868	1,088

Net cash from operating activities	(109)	3,342

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales, maturities, prepayments, and calls	43,543	47,495
Purchases	(67,082)	(72,164)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	16,322	23,928
Purchases	-	(120,220)
Purchases of Federal Home Loan Bank stock	(1,442)	(2,702)
Increase in loans, net	(69,014)	(109,377)
Proceeds from sales of loans	25,938	31,458
Purchases of premises and equipment	(11,038)	(1,778)
Increase in interest-bearing deposits with banks	(5,784)	(163,420)

Net cash from investing activities	(68,557)	(366,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,515	355,557
Advances on borrowed funds	984,463	309,925
Repayments of borrowed funds	(933,925)	(301,168)
Repayment of ESOP debt	509	-
Change in value of ESOP shares	252	-
Dividends paid	(1,259)	-
Common stock repurchased	(11,189)	-

Net cash from financing activities	66,366	364,314

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,300)	876

CASH AND CASH EQUIVALENTS (at beginning of period)	9,922	8,564

CASH AND CASH EQUIVALENTS (at end of period)	$ 7,622	$ 9,440


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
 (Unaudited)
Dollars In Thousands

	Nine Months Ended
	September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,470	$8,466

Income taxes	$ 685	$1,881

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gains (losses) on securities available-for sale, net of tax	$ (694)	$ (769)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
 (Unaudited)
Dollars In Thousands

					Accuulated
			Debt		Other
	Common Stock		Related to	Retained	Comprehensive
	Shares	Amount	ESOP	Earnings	(Loss)	Total

Balance, December 31, 2002				$41,384	$ 828	$ 42,212
Common Stock issued	8,442,840	$82,517				82,517
Loan to ESOP			$(6,754)			(6,754)
Repayment of ESOP debt			136			136
ESOP activity-change in value of shares committed to be released		53				53
Comprehensive income:
Net income (loss)				(2,547)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $547					(1,060)
Total comprehensive income						(3,607)
Balance, December 31, 2003	8,442,840	82,570	(6,618)	38,837	(232)	114,557
Common stock repurchased	(675,314)	(11,189)				(11,189)
Repayment of ESOP debt			509			509
ESOP activity-change in value of shares committed to be released		252				252
Common stock issued for MRP	336,800
Accrual of compensation related to MRP		294				294
MRP shares forfeited	(2,000)
Dividends paid				(1,259)		(1,259)
Comprehensive income:
Net income (loss)				2,330
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $237					(460)
Total comprehensive income						1,870
Balance, September 30, 2004	8,102,326	$71,927	$(6,109)	$39,908	$ (692)	$105,034


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Note 1 - Organization and Basis of Presentation

        Organization. On October 20, 2003, Rainier Pacific Savings Bank (the "Bank") converted from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank. In connection with the Bank's conversion, Rainier Pacific Financial Group, Inc. (the "Company") was formed to be the bank holding company for the Bank. The Company purchased 100% of the Bank's common stock simultaneously with the Bank's conversion to stock form and the Company's offering and sale of its common stock to the public.

        The Bank provides a full range of banking services to consumers and limited banking services to small- and medium-sized businesses and professionals through 12 banking offices located in Pierce County and South King County. Support Systems, Inc ("SSI"), a wholly-owned subsidiary of the Bank, operates Rainier Pacific Insurance Agency and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company, the Bank, and SSI. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("2003 Form 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on March 18, 2004. All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At September 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2003 Form 10-K.

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

        Upon conversion, the legal existence of the Bank did not terminate and the stock bank is a continuation of the mutual bank. The stock bank has, holds, and enjoys the same in its own right as fully and to the same extent as the same was possessed, held, and enjoyed by the mutual bank. The stock bank continues to have and succeeds to all the rights, obligations, and relations of the mutual bank.

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

Note 4 - Stock-Based Compensation

        The Company has implemented long-term stock-based benefit plans which enable the Company to grant stock options and restricted stock awards to employees and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Compensation expense related to restricted stock awards is based upon the market value of the Company's stock on the grant date and is accrued ratably over the required service period. However, in accounting for stock options, as allowed under SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and therefore has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. As such, no compensation expense was recorded on the date the options were granted and would only have been recorded if the then current market price of the underlying stock exceeded the exercise price.

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

        The fair value of options granted under the SOP is estimated on the date of grant using the Binomial option-pricing model with the following assumptions:

2004
Option exercise price	$16.26
Stock price on grant date	$16.26
Annual dividend yield	2.00%
Expected volatility	21.95%
Risk-free interest rate	4.39%
Employee attrition rate	3.00%
Vesting Period	5 Years
Expected life	7 Years

        In the event that compensation costs for the SOP had been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004
Pro forma disclosure:
Net income, as reported	$ 604	$2,330
Compensation expense, net of tax	(184)	(234)
Pro forma net income	$420	$2,096

Basic earnings per share:
As reported	$ 0.08	$ 0.31
Pro forma	$ 0.06	$ 0.28

Diluted earnings per share:
As reported	$ 0.08	$ 0.31
Pro forma	$ 0.06	$ 0.28


        The Company will make available sufficient shares for each option granted, subject to the remaining number of shares.

        The following represents the stock option activity and option price information:

	Number of	Weighted-Average	Weighted-Average
	Options	Price of Options	Fair Value
Balance at December 31, 2003:	-	-

Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Balance at March 31, 2004:	-	-	-

Granted	680,000	$ 16.26	$ 16.26
Exercised	-	-	-
Cancelled	-	-	-

Balance at June 30, 2004:	680,000	16.26	16.26

Granted	-	-	-
Exercised	-	-	-
Cancelled	1,000	16.26	16.26

Balance at September 30, 2004:	679,000	$ 16.26	$ 16.26

        Financial data pertaining to outstanding stock options is as follows:

Exercise Price of Options	Number	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price of Exercisable Options
$16.26	679,000	9.7	$16.26	-	$-

        At September 30, 2004, the Company had an aggregate of 165,284 options available for future issuance under the SOP.

        Management Recognition Plan ("MRP"). The purpose of the MRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 336,800 to its directors and certain employees on June 24, 2004. The fair market price of the restricted stock awards was at the $16.20 per share price on June 24, 2004 and totaled $5.5 million. These restricted stock awards vest over a five year period, and therefore, the cost of such will be accrued ratably over a five year period as compensation expense. Compensation expense related to the MRP awards was $273,000 and $294,000 for the three and nine month periods ended September 30, 2004, respectively. A total of 2,000 MRP shares were forfeited during the quarter ended September 30, 2004. There were 334,800 restricted shares outstanding at quarter end.


Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the 2004 Stock Option Plan and the 2004 Management Recognition Plan approved by the shareholders in April 2004. Unallocated shares relating to the employee stock ownership plan debt obligations are deducted in the calculation of weighted average shares outstanding.

        The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:

Net Income	$ 604	$ 415	$ 2,330	$ 1,630

Denominator:

Denominator for basic net income per share -
Weighted average shares	7,315,751	Nm(1)	7,603,539	Nm(1)
Effect of dilutive securities:
Stock options	33,954	Nm(1)	-	Nm(1)
Restricted stock	34,254	Nm(1)	15,292	Nm(1)
Denominator for diluted net income per share -
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	7,383,959	Nm(1)	7,618,831	Nm(1)

Basic earnings per share	$ 0.08	Nm(1)	$ 0.31	Nm(1)

Diluted earnings per share	$ 0.08	Nm(1)	$ 0.31	Nm(1)

(1) Not meaningful because the Company did not complete its initial public offering until October 20, 2003 and did not have any outstanding shares prior to that date.

Note 6 - Cash Dividends

The Company paid its third consecutive quarterly cash dividend of $0.055 per share on September 10, 2004 to shareholders of record at the close of business August 27, 2004.

Note 7 - Recently Issued Accounting Standards

There were no recently issued accounting standards that affected the Company during the three months ended September 30, 2004.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

        General. Total assets increased by $62.6 million, or 9.1%, to $747.9 million at September 30, 2004 from $685.3 million at December 31, 2003. The increase in total assets reflects an increase in investment securities, (including mortgage-backed securities but excluding Federal Home Loan Bank stock) of $6.7 million to $200.6 million from $193.9 million, and growth in our net loan portfolio of $41.3 million to $480.6 million from $439.3 million. To fund the increase in assets, our borrowed funds from the Federal Home Loan Bank of Seattle increased $50.5 million to $287.6 million from $237.1 million, and deposits increased $27.5 million to $342.9 million from $315.4 million. Shareholders' equity decreased $9.5 million to $105.0 million from $114.5 million, which was primarily attributable to stock repurchases, dividends, and a decrease in the value of the available for sale investment securities portfolio as a result of higher interest rates.

        Assets. Our net loan portfolio increased $41.3 million, or 9.4%, to $480.6 million at September 30, 2004 from $439.3 million at December 31, 2003. This increase was composed primarily of loans secured by real estate. The largest contributors to this increase were multi-family loans which increased $27.1 million, or 31.1%, to $114.2 million from $87.1 million, non-residential commercial real estate which increased $29.3 million, or 30.8%, to $124.2 million from $94.9 million, and construction loans, which increased $3.7 million, or 44.6%, to $12.1 million from $8.4 million. Additionally, commercial business loans increased $900,000, or 83.5%, to $2.1 million from $1.2 million. All other categories of loans decreased, including home equity loans, which decreased $2.0 million to $29.5 million from $31.5 million, and consumer loans, which decreased $8.0 million to $90.3 million from $98.3 million. One- to four-family real estate loans also decreased $9.1 million, or 7.2%, to $117.1 million from $126.2 million.

        Our investment securities portfolio (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $6.7 million, or 3.5%, to $200.6 million at September 30, 2004 from $193.9 million at December 31, 2003. The growth in the investment portfolio resulted from the investment of excess funds from the mutual-to-stock conversion proceeds and increased borrowings. Mortgage-backed securities increased $11.5 million, or 11.5%, to $112.0 million from $100.5 million. Trust preferred securities increased $14.0 million, or 56.0%, to $39.0 million from $25.0 million. U.S. agency securities decreased $12.7 million to $25.8 million from $38.5 million. All other securities decreased by a net amount of $6.0 million.

        Purchases of mortgage-backed securities totaled $34.9 million during the first nine months of 2004. These purchases consisted of shorter-term mortgage-backed securities (or securities that reprice in one to five years) including five and seven year balloon, hybrid adjustable mortgage securities, and 10-year fixed rate securities. The low interest rate environment and the acquisition of shorter-term mortgage-backed securities have resulted in a high level of principal repayments, which totaled $22.7 million during the nine month period ended September 30, 2004. The $14.0 million of trust preferred securities purchased during the nine months ended September 30, 2004 reprice within two to four years, with an average repricing term of three years. Securities purchased during the nine months ended September 30, 2004 were done so with an average life or repricing period of less than four years to reduce exposure to interest rate risk.

        Federal Home Loan Bank stock, while not considered an investment security for purposes of this discussion, experienced an increase of $1.8 million, or 15.7%, to $13.2 million from $11.4 million. We purchased Federal Home Loan Bank of Seattle stock to meet the stock requirements for our level of borrowed funds from the Federal Home Loan Bank of Seattle.


        Premises and equipment increased by $8.8 million, or 41.5%, to $30.0 million at September 30, 2004 from $21.2 million at December 31, 2003. The increase was the result of the cost of construction of an office/retail building that will accommodate our corporate and administrative offices and the relocation of our Fawcett Avenue branch. We will occupy approximately 35,000 square feet, or about 60% of the building, and are scheduled to move into our new building in December 2004.

        Deposits. Our total deposits increased $27.5 million, or 8.7%, to $342.9 million at September 30, 2004 from $315.4 million at December 31, 2003. This growth resulted from an increase in interest-bearing deposits of $26.7 million, to $313.7 million from $287.0 million, and a $770,000 increase in non-interest-bearing deposits, to $29.2 million from $28.4 million at December 31, 2003.

        Borrowed Funds. Federal Home Loan Bank of Seattle advances increased $50.5 million, or 21.3%, to $287.6 million at September 30, 2004 from $237.1 million at December 31, 2003. We used the borrowed funds for funding loans and investment securities, and as part of our capital and interest rate risk management strategies. In connection with leveraging capital to increase our net interest income, we continue to borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities that will increase interest-earning assets and enhance earnings.

        Shareholder's Equity. Total shareholders' equity decreased $9.5 million, or 8.3%, to $105.0 million at September 30, 2004 from $114.5 million at December 31, 2003. Our capital-to-assets ratio under generally accepted accounting principles was 14.04% at September 30, 2004 compared to 16.72% at December 31, 2003. The decrease in our capital for the nine months ended September 30, 2004 was a result of $11.2 million of common stock repurchases, $1.2 million in dividends to shareholders, and a $460,000 net decline in the value of our available for sale investment securities, offset in part by $2.3 million in net income, a $761,000 increase in equity related to our ESOP, and a $294,000 increase in equity for the accrual of compensation related to the 2004 Management Recognition Plan ("MRP").

Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

        General. Net income increased $189,000, or 45.5%, to $604,000 for the three months ended September 30, 2004 compared to $415,000 for the three months ended September 30, 2003. The increase in net income was primarily the result of a lower provision for loan losses, partially offset by higher interest expense and higher non-interest expenses.

        Net Interest Income. Net interest income was $7.1 million for the three months ended September 30, 2004 which was relatively unchanged from the three months ended September 30, 2003. Interest income increased by $194,000, along with interest expense, which increased $274,000. Average interest-earning assets increased to $706.6 million for the three months ended September 30, 2004 from $673.0 million for the three months ended September 30, 2003. Offsetting this increase was a 12 basis point decline in our net interest margin to 3.99% for the three months ended September 30, 2004 from 4.11% for the three months ended September 30, 2003. The decline in the net interest margin was primarily attributable to the increase in the Company's overall cost of funds due to rising short term interest rates, the addition of investment securities that generally produce lower yields than loans, and overall lower loan yields earned during a period of historically low interest rates.

        Interest Income. Interest income for the three months ended September 30, 2004 increased $194,000, or 2.0%, to $10.1 million compared to $9.9 million for the same period in 2003. The increase was primarily the result of a $24.7 million increase in the average balance of interest-earning assets during the three months ended September 30, 2004. The increase in interest earning assets was primarily a result of increased loan volume funded from the proceeds of the mutual-to-stock conversion, partially offset by lower interest rates on new loan production and prepayments of higher rate loans. Interest earned on total loans for the three months ended September 30, 2004 was $8.0 million compared to $7.6 million for the three months ended September 30, 2003. The average yield on total loans declined to 6.63% for the three months ended September 30, 2004 compared to 7.22% for the three months ended September 30, 2003.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) decreased $146,000 to $2.0 million for the three months ended September 30, 2004 compared to $2.1 million for the three months ended September 30, 2003. The decrease resulted from an $18.9 million decrease in average investments to $209.7 million for the three months ended September 30, 2004 compared to $228.6 million for the three months ended September 30, 2003. This decrease was also positively affected by a 6 basis point rise in the average yield on investments to 3.78% for the three months ended September 30, 2004 from 3.72% for the three months ended September 30, 2003.

        Interest Expense. Interest expense increased $274,000, or 9.8%, and was $3.1 million for the three months ended September 30, 2004 compared to $2.8 million for the three months ended September 30, 2003. The increase was primarily attributable to the average cost of interest-bearing liabilities increasing 36 basis points to 2.04% for the three months ended September 30, 2004 from 1.68% for the three months ended September 30, 2003. This increase was somewhat offset by a decline in the average balance of interest-


bearing liabilities of $103.1 million, or 14.7%, to $599.2 million for the three months ended September 30, 2004 from $702.3 million for the three months ended September 30, 2003.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $236,000 for the three months ended September 30, 2004 to $2.0 million from $1.8 million for the three months ended September 30, 2003. The increase was attributable to a higher average balance of Federal Home Loan Bank of Seattle advances outstanding of $287.0 million for the three months ended September 30, 2004 compared to $212.6 million for the three months ended September 30, 2003. Stock offering proceeds and overnight and term borrowings continue to be used to fund growth in both loans and investments. Interest expense on deposits increased only $38,000 or 3.8% for the three months ended September 30, 2004 and remained relatively unchanged at $1.0 million for the three month period ended September 30, 2004 and 2003. The average balance of interest bearing deposits declined to $312.2 million at September 30, 2004 compared to $489.7 million at September 30, 2003, however this decline was offset by an increase in the rate on interest bearing deposits.

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

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures, such as the amount and types of classified loans, past due ratios, and the actual loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or non-residential real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.

        The provision for loan losses decreased $600,000 to $600,000 for the three months ended September 30, 2004, compared to $1.2 million for the three months ended September 30, 2003. The decrease is primarily a result of the improved credit quality of the loan portfolio and the increased percentage of loans secured by real estate. Net charge-offs were $344,000 for the three month period ended September 30, 2004 compared to $519,000 for the three month period ended September 30, 2003. The provision for the three months ended September 30, 2004 was set at $600,000, primarily as a result of the continued growth in real estate secured loans, the lower net charge-offs being experienced, and the improving regional and local economy.

        Non-interest Income. Non-interest income increased only $41,000, or 2.3%, and remained consistent at $1.8 million for the three months ended September 30, 2004 and 2003. Gains on the sale of loans and investments decreased $231,000 and loan service fees decreased $28,000. These decreases were offset by increases in deposit service fees of $261,000 and investment service fees of $52,000. All other categories of non-interest income decreased by a net amount of $13,000.

        Non-interest Expense. Non-interest expense increased $266,000, or 3.8%, to $7.3 million for the three months ended September 30, 2004 compared to $7.1 million for the three months ended September 30, 2003. This increase was primarily the result of increases of $139,000 in compensation and benefits, $364,000 in office operations, and $680,000 in other operating expenses, offset by a decrease of $1.0 million in outside and professional services. Three other categories of non-interest expense increased a net amount of $103,000.

        Compensation and benefits increased $139,000 to $3.6 million for the three months ended September 30, 2004 compared to $3.5 million for the three months ended September 30, 2003, due to increases in employee benefits primarily attributable to our ESOP and MRP. Compensation and benefits costs represented 49.8% and 49.7% of total non-interest expenses for the three months ended September 30, 2004, and 2003, respectively.

        Office operations increased $364,000 to $1.2 million for the three months ended September 30, 2004 compared to $851,000 for the three months ended September 30, 2003. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of our new information systems in December 2003 in connection with our technology initiative. The technology initiative involved the replacement of several information systems including the core processing system and related applications. The old information systems were in most cases fully depreciated prior to 2003, and we were no longer incurring any material depreciation expenses associated with those systems.


        Outside and professional services decreased $1.0 million to $580,000 for the three months ended September 30, 2004 compared to $1.6 million for the three months ended September 30, 2003. Over the last two years, we have incurred costs associated with completing our technology initiative and professional and accounting costs associated with becoming a public company. Most of these expenses were incurred in 2003, while our outside services in 2004 are related to the normal course of business.

        Other operating expenses increased $680,000 to $1.1 million for the three months ended September 30, 2004, compared to $456,000 for the three months ended September 30, 2003. The increase was primarily related to three distinct non-recurring items amounting to $570,000 during the quarter. The Bank incurred $269,000 in expenses related to processing errors resulting from the Bank's recently implemented technology upgrades. The Bank has now implemented additional safeguards for its data processing systems and all transactional processing is adequately controlled. The second non-recurring item was related to the result of a comprehensive tax audit by the Washington State Department of Revenue. The audit focused on state business and occupation (B&O) and use tax, and resulted in an aggregate assessment of $157,000, representing taxes and penalties for the four year period ended December 31, 2003. The underpayment of taxes assessed was primarily related to the treatment of inter-company transactions that result in taxable income, the application of use tax on certain goods and services, the reduction of sales tax credits on certain charged-off loans, and the recognition of taxable income from netting gains and losses on the sale of loans and investments whose interest income is generally exempt from B&O taxation. The third non-recurring item was associated with the misappropriation of funds by a Bank employee that was detected in August 2004 and resulted in a loss of $144,000. No officers or other employees of the Company were involved with this incident, and additional controls have been implemented to help prevent this from occurring in the future.

        Income Tax Expense. Income tax expense increased $106,000 to $311,000 for the three months ended September 30, 2004 compared to $205,000 for the same period a year ago. Income before federal income tax was $915,000 for the three months ended September 30, 2004 compared to $620,000 for the three months ended September 30, 2003, with effective tax rates of 34.0% and 33.1%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003

        General. Net income increased $700,000, or 42.9%, to $2.3 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. The increase in net income was primarily the result of higher net interest income from increased interest-earning assets and a lower provision for loan losses, partially offset by lower non-interest income and higher non-interest expenses.

        Net Interest Income. Net interest income increased $2.4 million, or 12.7%, to $21.7 million for the nine months ended September 30, 2004 compared to $19.3 million for the nine months ended September 30, 2003. This increase in net interest income resulted from an increase in interest income of $2.5 million, while interest expense of $8.4 million remained relatively consistent year over year. Average interest-earning assets increased to $691.1 million for the nine months ended September 30, 2004 from $566.8 million for the nine months ended September 30, 2003. Offsetting this increase in average interest-earning assets was a 36 basis point decline in our net interest margin to 4.19% for the nine months ended September 30, 2004 from 4.55% for the nine months ended September 30, 2003. The decline in the net interest margin was primarily attributable to the addition of lower-rate loans and investments during a period of historically low interest rates and rising short-term interest rates that have increased our cost of funds.

        Interest Income. Interest income for the nine months ended September 30, 2004 increased $2.5 million, or 8.9%, to $30.2 million compared to $27.7 million for the same period in 2003. The increase was the result of a $124.3 million increase in the average balance of interest-earning assets during the nine months ended September 30, 2004, which was primarily a result of investment purchases funded from the proceeds of the mutual-to-stock conversion proceeds, partially offset by lower interest rates and prepayments of higher rate loans in our portfolio. Interest earned on total loans for the nine months ended September 30, 2004 was $23.9 million compared to $22.3 million for the same period a year ago. The average yield on total loans declined to 6.81% for the nine months ended September 30, 2004 compared to 7.48% for the nine months ended September 30, 2003.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $1.0 million to $5.9 million for the nine months ended September 30, 2004 compared to $4.9 million for the nine months ended September 30, 2003. The increase resulted from a $55.6 million increase in average investments to $211.0 million for the nine months ended September 30, 2004 compared to $155.4 million for the nine months ended September 30, 2003. This increase was partially offset by a 57 basis points decline in the average yield on investments to 3.74% for the nine months ended September 30, 2004 from 4.31% for the nine months ended September 30, 2003. Investment purchases in 2004 possess shorter maturities and repricing periods at lower yields than the previously existing securities in the portfolio.

        Interest Expense. Interest expense remained consistent at $8.4 million for the nine months ended September 30, 2004 and 2003. The cost of interest-bearing liabilities decreased 26 basis points from 2.21% for the nine months ended September 30, 2003 to 1.95% for the nine months ended September 30, 2004. Also, the average balance of interest-bearing liabilities decreased $37.6 million, or


6.1%, to $577.7 million for the nine months ended September 30, 2004 from $615.3 million for the nine months ended September 30, 2003.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $428,000, or 8.3%, for the nine months ended September 30, 2004 to $5.6 million from $5.2 million for the nine months ended September 30, 2003. The increase is attributable to a larger average balance of Federal Home Loan Bank of Seattle advances outstanding of $271.0 million for the nine months ended September 30, 2004 compared to $186.7 million for the nine months ended September 2003. Stock offering proceeds and overnight and term borrowings continue to be used to fund growth in both loans and investments. This increase was offset by a decline in interest expense on deposits of $401,000, or 12.4%, for the nine months ended September 30, 2004 to $2.8 million from $3.2 million for the nine months ended September 30, 2003. The average balance of interest bearing deposits declined to $306.7 million at September 30, 2004 compared to $428.6 million at September 30, 2003.

        Provision for Loan Losses. The provision for loan losses decreased $1.2 million to $2.1 million for the nine months ended September 30, 2004 compared to $3.3 million for the nine months ended September 30, 2003. We decreased the provision primarily as a result of the improving credit quality of the loan portfolio, lower net charge-offs, and the increased percentage of loans secured by real estate. Net charge-offs for the nine months ended September 30, 2004 totaled $1.4 million compared to $1.8 million for the same period last year.

        Non-interest Income. Non-interest income decreased $421,000, or 7.5%, to $5.2 million for the nine months ended September 30, 2004 compared to $5.6 million for the nine months ended September 30, 2003. The decrease is primarily a result of a decrease in gains on the sale of loans of $699,000 and lower investment service fees and loan service fees of $106,000 and $161,000, respectively. These decreases were partially offset by an increase in deposit service fees of $554,000. All other categories of non-interest income decreased by a net amount of $9,000.

        Non-interest Expense. Non-interest expense increased $2.2 million, or 11.4%, to $21.4 million for the nine months ended September 30, 2004 compared to $19.2 million for the nine months ended September 30, 2003. This increase was primarily the result of expenses associated with the addition of our 12th branch in January 2004, growth in the Bank's core business, increases in office operations, as well as an increase in other operating expenses. Increases in expenses for the nine months ended September 30, 2004 compared to the same period last year included $710,000 in compensation and benefits, $1.2 million in office operations, $982,000 in other operating expenses, and $448,000 in three other expense categories. These increases were partially offset by a decrease in outside and professional services of $1.2 million due to lower costs associated with the technology initiative.

        Compensation and benefits increased $710,000 to $10.5 million for the nine months ended September 30, 2004 compared to $9.8 million for the nine months ended September 30, 2003. Compensation and benefits costs represented 49.4% and 51.3% of total non-interest expenses for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we employed 216 full-time equivalent employees, compared to 220 at September 30, 2003. The overall increase in compensation and benefits expense relates primarily to the expenses associated with the restricted stock awards granted in June 2004 under the Company's equity-based MRP implemented in June 2004, which was partially offset by reductions in accrued expenses for performance awards.

        Office operations increased $1.2 million to $3.7 million for the nine months ended September 30, 2004 compared to $2.5 million for the nine months ended September 30, 2003. This increase was primarily attributable to data processing maintenance and depreciation associated with the implementation of our new information systems in December 2003 in connection with our technology initiative. The technology initiative involved the replacement of several information systems including the core processing system and related applications. The old information systems were in most cases fully depreciated prior to 2003, and we were no longer incurring any material depreciation expenses associated with those systems.

        Outside and professional services decreased $1.2 million to $2.3 million for the nine months ended September 30, 2004 compared to $3.5 million for the nine months ended September 30, 2003. This decrease was primarily attributable to costs associated with completing our technology initiative, as well as consulting and accounting costs associated with becoming a public company that were incurred during 2003.

        Other operating expenses increased $982,000 to $2.4 million for the nine months ended September 30, 2004 compared to $1.4 million for the nine months ended September 30, 2003. The increase was primarily attributable to three distinct non-recurring items amounting to $570,000 incurred during the quarter ended September 30, 2004.

        Income Tax Expense. Income tax expense increased $333,000 to $1.1 million for the nine months ended September 30, 2004 compared to $814,000 for the same period a year ago. Income before federal income tax was $3.5 million for the nine months ended September 30, 2004 compared to $2.4 million for the nine months ended September 30, 2003, with effective tax rates of 33.0% and 33.3%, respectively.


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

        At September 30, 2004, we maintained a credit facility with the Federal Home Loan Bank of Seattle equal to 45.0% of the Bank's total assets, with an unused portion of the facility amounting to 6.6% of the Bank's total assets, or $48.9 million. This credit facility depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At September 30, 2004, we were in compliance with our collateral requirements. In addition, we held available for sale investment securities and readily saleable loans for liquidity purposes.

        At September 30, 2004, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $150.7 million or 44.0% of total deposits, including $10.3 million of brokered deposits which are scheduled to mature by March 31, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from increases in the pricing of our retail deposits. We have also elected to borrow from the Federal Home Loan Bank of Seattle to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, another investing activity of the Company has been the repurchase of its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended September 30, 2004, see "Common Stock Repurchases" contained in Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" under "Part II - Other Information" of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of September 30, 2004, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $105.0 million at September 30, 2004, or 14.04% of total assets on that date. Our regulatory capital ratios at September 30, 2004, were as follows: Tier I leverage of 11.16%; Tier I risk-based capital of 16.26%; and total risk-based capital of 17.52%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan servicing fees, and gains on sale of investments and loans. Non-interest expenses include items such as compensation and benefits, office operations, outside and professional services, marketing, and other expenses.

        The Bank continues to be exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally


higher cost, more rate sensitive certificates of deposit. At September 30, 2004, there were no material changes in the Bank's market risk from the information provided in the Company's 2003 Form 10-K which was filed with the SEC on March 18, 2004.

        At September 30, 2004, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. Based upon its evaluation, and except as discussed below, management concluded that its disclosure controls and procedures were effective during the period covered by this report. During its evaluation, management concluded that certain control deficiencies existed relating to account reconciliations, segregation of duties, oversight and monitoring, and that some control processes were circumvented. Management reported the control deficiencies and processes circumvented to the Audit Committee, the Board of Directors, and its independent auditor. During the period covered by this Quarterly Report on Form 10-Q, management implemented remedial measures to address the control deficiencies noted, and has reflected the effects of the control deficiencies and necessary corrections in our reported results for the three months ended September 30, 2004. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.

Changes in Internal Controls

        On December 1, 2003, the Company, through its primary subsidiary, the Bank, completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, and subsequent alterations thereto, management modified many previously established internal controls and processes where applicable, and has implemented and continues to implement additional controls and processes to strengthen the overall system of internal controls. During the period covered by this Quarterly Report on Form 10-Q, changes in the internal controls relating to automated clearing house transactions, automated teller machine transactions, credit and debit card processing, check clearing, account reconciliations, segregation of duties, and the related management oversight have been made. These additional controls affect the Company's disclosure controls and processes, and as such are being designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and that it is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG." As of September 30, 2004, there were 8,102,326 shares of common stock outstanding, including 675,000 earned and unearned ESOP shares and 334,800 unvested restricted shares granted under the MRP.


Common Stock Repurchases

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

        On July 20, 2004, the Board approved the repurchase of 5% of its outstanding shares (390,701 shares). At September 30, 2004, the Company had completed the re-purchase of 337,600 shares at an average price of $16.93 per share. There were 53,101 shares remaining to be purchased under this approval at September 30, 2004. The Company completed its repurchase of the 390,701 shares authorized on October 15, 2004, at an average price of $17.04 per share.

        On October 19, 2004, the Board approved the repurchase of an additional 5% of its outstanding shares (371,915 shares). This repurchase is expected to be completed over the next six months.

        The following table sets forth information about the Company's repurchases of its outstanding Common Stock during the quarter ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2004 - July 31, 2004	-	$ -	-	390,701
August 1, 2004 - August 31, 2004	332,100	16.92	332,100	58,601
September 1, 2004 - September 30, 2004	5,500	17.70	5,500	53,101
Total	337,600	$16.93	337,600	53,101

ITEM 3 - Defaults Upon Senior Securities

        Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5 - Other Information

        Not applicable.

ITEM 6 - Exhibits

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

Rainier Pacific Financial Group, Inc.

November 8, 2004	/s/ John A. Hall John A. Hall President and Chief Executive Officer (Principal Executive Officer)

November 8, 2004	/s/ Joel G. Edwards Joel G. Edwards Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: November 8, 2004                                                 /s/ John A. Hall
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

Date: November 8, 2004                                                       /s/ Joel G. Edwards
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

Dated: November 8, 2004
