Form 10-K
period 2004-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-03-09
CIK 1243800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

1498 Pacific Avenue, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
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
YES   X    NO

        The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market on June 30, 2004 was $124,000,403 (7,588,764 shares at $16.34 per share). For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).


RAINIER PACIFIC FINANCIAL GROUP, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I

Item 1. Business

General

        Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company. At December 31, 2004, we had total assets of $751.8 million, total deposits of $344.9 million and total shareholders' equity of $98.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

        The Bank is a well-established financial institution with a 72 year history of meeting the financial needs of its customers, who are primarily located in our local market of Tacoma-Pierce County, Washington. We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowners' insurance, financial planning, and non-federally insured mutual fund and investment services through our wholly-owned subsidiary, Support Systems, Inc., doing business as Rainier Pacific Insurance Agency and Rainier Pacific Financial Services. We also provide a limited offering of deposit and loan services to small businesses within our local community. Our customers' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund. Our primary regulators are the Washington Department of Financial Institutions and the FDIC.

        We began operations as a credit union in 1932, when we were formed as Tacoma Teachers Credit Union to serve the financial needs of Tacoma School District employees. In 1973, the Credit Union's name was changed to Educational Employees Credit Union, and we expanded our field of membership to encompass all employees in the field of education within the greater Tacoma and Pierce County area. The membership base was further expanded in 1988 by a merger with Health Care Credit Union which extended membership eligibility to all health care employees in Pierce County.

        During 1993, 1994 and 1995, we obtained approval from the State of Washington's Department of Financial Institutions to extend credit union membership eligibility to all residents and employees of businesses in most communities in the Tacoma-Pierce County and City of Federal Way in King County geographical market. On October 16, 1995, we changed our name to Rainier Pacific, A Community Credit Union to reflect our change from an employer-based credit union to an inclusive community-based financial services provider.

        On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank. The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, residential construction and land loans, and the ability to offer small business banking services.

        On October 20, 2003, we completed our conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank. In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation.

        In 2004, we opened the Bank's 12th full-service branch, relocated our administrative offices and Fawcett Avenue branch to downtown Tacoma, and completed the implementation of our technology initiative, which entailed the replacement of the Bank's central processing systems and almost all of its other technology systems.


Available Information

        The Company posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investors relations page at www.rainierpac.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). All SEC filings of the Company are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

Market Area

        We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way. Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 758,000 residents, a median household income of approximately $48,900 and an average household income of $59,900. The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 84,000 and a median household income of approximately $52,200 and an average income of $63,100.

        Our local economy possesses a blend of regional, national and international economic factors. The local economy and Washington State encountered a significant slowing of economic growth during the 2001 through 2003 period. However, since early 2004, the economy has begun to gradually recover. The unemployment rates in the Pierce County market, which averaged just below 7.7% in 2003 and was among the highest in the country, decreased to 5.7% in December 2004. Pierce County is expected to continue to benefit from the recent national economic recovery. During the past decade, the local economy has changed from an economy dependent upon aerospace, manufacturing, and natural resources, to one that is more focused on the service industry and international trade. The professional and technical service sectors today represent approximately 30% of the jobs in Pierce County, up from 15% ten years ago. The local economy is expected to benefit as the national economy strengthens and import/export activity improves, and as growth in the high technology and health care sectors accelerate. The Port of Tacoma is rapidly growing in container shipping capacity and continues to benefit from increased international trade activity as the global economy rebounds. The presence of Fort Lewis Army Base and McChord Air Force Base, with potential growth in the number of civilians and military employees, will provide stability for our local economy in future years. Population growth has averaged 2.3% per year during the past decade and is projected to increase by more than 8% over the 2004 through 2009 period.

        The City of Tacoma is experiencing strong revitalization of its downtown central business district with the addition of the International Museum of Glass, the new Tacoma Art Museum, a new convention center, a new hotel, new residential housing, and the expansion of the University of Washington Tacoma Campus.

Delivery Methods

        We provide a high level of convenient access for our customers in a variety of ways, having adopted an integrated "bricks, clicks and mortar" delivery systems strategy. Unlike many organizations that intentionally try to migrate customer transactions to automated channels, our strategy focuses on giving consumers integrated, yet flexible, options and choices as to how they wish to transact business with us. Therefore, we focus upon developing each of the delivery systems within the three elements of our "bricks, clicks, and mortar" strategy.

        The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur. As a local community-based financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way.

        The core components of the "clicks" element of our delivery channel strategy relate to internet banking and automated teller machines. We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances, make


transfers, apply for a mortgage or consumer loan, and even pay bills. To accommodate 24 hour, seven day a week availability to cash, we have expanded our network over the past several years to include automated teller machines at each of our 12 full-service branch offices and an additional seven stand-alone automated teller machines throughout Pierce County and the City of Federal Way.

        The "mortar" element of our "bricks, clicks and mortar" strategy is our Call Center. The Call Center completes what we need to provide an integrated delivery solution for our customers. We continue to focus on improving the speed in which all telephone calls are answered, the level of customer service provided, and the ability to handle virtually all of our customers' banking requests over the phone. In addition to the employee staffed Call Center that is available to customers during the week from 7:00 a.m. to 7:00 p.m. weekdays, and 9:00 a.m. to 1:00 p.m. on Saturdays, we also provide 24-hour, seven day a week telephone banking through an automated voice response telephone banking system.

        Our three-pronged delivery channel strategy allows customers to decide how they want to access our services through an appropriate blend of high-touch and high-tech service.

Lending Activities

        General. We focus our lending activities primarily on the generation of consumer loans, loans secured by first mortgages on owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and real estate construction and land loans. We offer a wide variety of consumer secured and unsecured loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans and VISA lines of credit, and home equity loans and lines of credit. We began offering multi-family and commercial real estate loans in November 1995 and focus on originating multi-family and commercial real estate loans on properties located in the Puget Sound region of Western Washington. In 2002, we hired an experienced construction loan specialist and began offering construction loans on single-family residential properties and to local builders in September 2002. We have continued to focus on originating and retaining a large portion of our loans that are secured or collateralized by real estate or other forms of collateral, including automobiles. As of December 31, 2004, the loan portfolio totaled $502.7 million and represented 66.9% of our total assets. As of December 31, 2004, our total loan portfolio was comprised of: 28.8% commercial real estate loans, 25.1% multi-family real estate loans, 19.4% one- to four-family home loans, 17.2% consumer loans (including our VISA credit card portfolio), 5.7% home equity loans, 3.2% construction and 0.6% commercial business loans.

        Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15% of Rainier Pacific Bank's capital. As of December 31, 2004, the policy limit amounted to $12.7 million. The aggregate loans outstanding to our five largest borrowers as of December 31, 2004 were comprised of borrowing relationships that included multi-family or commercial real estate loans. Our largest single borrower relationship involved closely-held family-owned limited liability companies with four loans totaling $12.3 million, secured by four multi-family properties in the Pierce and South King County markets. The second largest borrower relationship is a corporation with a loan in the amount of $10.0 million, secured by an industrial park in Thurston County, Washington. The third largest borrowing relationship was with two limited liability companies owned by the same individuals who have two real estate loans totaling $7.3 million, secured by two retail shopping centers located in Pierce County, Washington. The fourth largest borrowing relationship was with another unrelated limited liability company with a loan in the amount of $7.0 million, on retail space in King County, Washington. This loan is a participation loan purchased from another bank. The fifth largest borrowing relationship was to another unrelated limited liability company for two loans totaling $6.6 million on two individual commercial real estate properties, one an office building and the other a retail shopping center, both located in King County, Washington. All of the loans mentioned above have personal guarantees in place as an additional source of repayment including those made to partnerships and corporations. All of the properties securing the aforementioned loans were in the Puget Sound region. All of these loans were performing according to their terms at December 31, 2004.

        We plan to continue to originate consumer and real estate related loans primarily within the Puget Sound region in Washington State. In addition, we will continue, subject to market conditions, to expand our small


business lending activities which involve greater risks of default and delinquency than other types of lending that we have historically engaged in. We hired an experienced business banking executive in 2004 and had a portfolio of commercial business loans totaling $2.8 million at December 31, 2004.


        Loan Portfolio Analysis. The following table sets forth the composition of Rainier Pacific Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real Estate:
One- to four-family residential	$ 97,455	19.38%	$126,183	28.19%	$ 87,804	23.96%	$ 85,761	26.78%	$ 82,148	30.15%
Five or more family residential	126,199	25.09	87,068	19.45	75,109	20.50	38,366	11.98	12,259	4.50
Commercial	144,717	28.77	94,913	21.20	60,126	16.41	41,427	12.94	15,094	5.54
Total real estate	368,371	73.24	308,164	68.84	223,039	60.87	165,554	51.70	109,501	40.19

Real estate construction:
One- to four-family residential	16,183	3.22	8,364	1.87	792	0.22	476	0.15	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	16,183	3.22	8,364	1.87	792	0.22	476	0.15	--	--

Consumer:
Automobile	52,567	10.45	59,779	13.36	62,619	17.08	65,420	20.43	62,785	23.05
Home equity	28,775	5.72	31,545	7.05	33,078	9.03	35,720	11.15	39,733	14.58
Credit cards	22,447	4.46	22,834	5.10	25,445	6.94	25,392	7.93	27,158	9.97
Other	11,802	2.35	15,735	3.52	20,294	5.54	26,195	8.18	32,285	11.85
Total consumer	115,591	22.98	129,893	29.03	141,436	38.59	152,727	47.69	161,961	59.45

Commercial/business	2,828	0.56	1,170	0.26	1,188	0.32	1,487	0.46	977	0.36

Subtotal	502,973	100.00%	447,591	100.00%	366,455	100.00%	320,244	100.00%	272,439	100.00%
Less:
Net deferred loan origination
(fees) costs	(254)		(34)		(35)		(292)		39

Total loans	502,719		447,557		366,420		319,952		272,478

Allowance for loans losses	(8,981)		(8,237)		(6,084)		(4,755)		(2,969)

Loans, net	$493,738		$439,320		$360,336		$315,197		$269,509


        The following table shows the composition of Rainier Pacific Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$ 83,742	16.65%	$114,227	25.52%	$ 78,574	21.44%	$ 77,181	24.10%	$ 73,910	27.13%
Five or more family residential	32,190	6.40	30,603	6.84	37,966	10.36	35,770	11.17	7,563	2.78
Commercial	88,010	17.50	81,391	18.18	48,398	13.21	39,360	12.29	15,094	5.54
Total real estate	203,942	40.55	226,221	50.54	164,938	45.01	152,311	47.56	96,567	35.45

Real estate construction:
One- to four-family residential	605	0.12	167	0.04	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	605	0.12	167	0.04	--	--	--	--	--	--

Consumer:
Automobile	52,567	10.45	59,779	13.35	61,589	16.80	65,420	20.43	62,785	23.03
Home equity	19,855	3.95	21,680	4.84	21,021	5.74	23,343	7.29	26,010	9.55
Credit cards	435	0.08	745	0.17	1,061	0.29	1,254	0.39	1,384	0.51
Other	3,944	0.78	7,230	1.62	10,928	2.98	14,401	4.50	18,323	6.73
Total consumer	76,801	15.26	89,434	19.98	94,599	25.81	104,418	32.61	108,502	39.82

Commercial/business	81	0.02	--	--	288	0.08	616	0.19	130	0.05

Total fixed-rate loans	281,429	55.95	315,822	70.56	259,825	70.90	257,345	80.36	205,199	75.32

ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	13,713	2.73	11,956	2.67	9,225	2.52	8,580	2.68	8,238	3.03
Five or more family residential	94,009	18.69	56,465	12.62	37,143	10.13	2,596	0.81	4,696	1.72
Commercial	56,707	11.27	13,522	3.02	11,728	3.20	2,067	0.65	--	--
Total real estate	164,429	32.69	81,943	18.31	58,096	15.85	13,243	4.14	12,934	4.75
(table continues on following page) 6
	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS:
Real estate construction:
One- to four-family residential	15,578	3.10	8,197	1.83	792	0.22	476	0.15	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	15,578	3.10	8,197	1.83	792	0.22	476	0.15	--	--

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	8,920	1.77	9,865	2.20	12,057	3.29	12,377	3.86	13,723	5.04
Credit cards	22,012	4.38	22,089	4.94	24,385	6.65	24,138	7.54	25,774	9.46
Other	7,858	1.56	8,505	1.90	10,400	2.84	11,794	3.68	13,962	5.12
Total consumer	38,790	7.71	40,459	9.04	46,842	12.78	48,309	15.08	53,459	19.62
Commercial/business	2,747	0.55	1,170	0.26	900	0.25	871	0.27	847	0.31

Total adjustable rate loans	221,544	44.05	131,769	29.44	106,630	29.10	62,899	19.64	67,240	24.68

Subtotal	502,973	100.00%	447,591	100.00%	366,455	100.00%	320,244	100.00%	272,439	100.00%

Less:
Net deferred loan origination
(fees) costs	(254)		(34)		(35)		(292)		39

Total loans	502,719		447,557		366,420		319,952		272,478

Allowance for loans losses	(8,981)		(8,237)		(6,084)		(4,755)		(2,969)

Loans, net	$493,738		$439,320		$ 360,336		$ 315,197		$ 269,509


        Residential One- to Four-Family Lending. As of December 31, 2004, $97.8 million, or 19.4% of our total loan portfolio consisted of permanent loans secured by one- to four-family residences.

        Except for our seven- and ten-year fixed-rate mortgage loans and our special community development loans, residential first mortgages are generally originated in accordance with guidelines established by Freddie Mac and Fannie Mae. All of our one- to four-family residential mortgage loans, whether fixed or adjustable, require both monthly principal and interest payments and have no prepayment penalties.

        Traditionally, we have originated a significantly greater number of fixed-rate rather than adjustable-rate mortgages in our residential lending program. We originated $41.9 million of fixed-rate one- to four-family residential loans and an additional $5.0 million of adjustable-rate one- to four-family residential loans during fiscal 2004. Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home. Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets. As of December 31, 2004, $83.7 million, or 85.9%, of our one- to four-family residential mortgage loan portfolio was comprised of fixed-rate loans, and $41.9 million, or 50.1%, of the fixed-rate one- to four-family residential mortgage portfolio was comprised of loans with contractual maturities of 15 years or less.

        As of December 31, 2004, we had $13.7 million, or 14.1% of our one- to four-family loans in adjustable-rate mortgages. The adjustable-rate mortgage products generally are retained in the loan portfolio, although the majority of the loans are underwritten to be saleable in the secondary market. The adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years. Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the initial interest rate. At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%. Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

        We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a fixed-rate seven-year program in November 2003 on owner-occupied one- to four-family residential properties. These loans are written consistent with secondary market standards and have an average loan balance of $55,000 with an average loan-to-value ratio of less than 35%. As of December 31, 2004, we had $17.0 million, or 20.3% of the fixed one- to four-family residential loan portfolio in seven- and ten-year mortgage products. We also offer special community development loans to low to moderate income borrowers at a loan-to-value ratio of up to 100%. As of December 31, 2004, we had $1.3 million in special community development loans in our residential loan portfolio. All loans under these special loan programs are performing in accordance with the terms of the loan as of December 31, 2004.

        We also originate a limited number of jumbo fixed- and adjustable-rate loans that we retain for our portfolio. Jumbo loans have balances that are greater than $359,650 The jumbo loan portfolio, comprised of three loans, totaled $1.5 million as of December 31, 2004. The loans in this portfolio have been generally priced at rates 0.375% higher than the standard secondary market rates on conventional loans. As of December 31, 2004, all loans in the jumbo loan portfolio were performing in accordance to their terms.

        Our fixed-rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods, particularly in the declining interest rate environment since 2001. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

        Residential mortgage loans up to $500,000 are approved by residential loan underwriters, and loans from $500,000 up to $750,000 are approved by the President or the Chief Lending Officer. The management loan committee approves loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate, and individual residential loans of $750,000 to $1.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee comprised of members of our board of directors.

        Multi-Family and Commercial Real Estate Lending. We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or loan committee depending on the size of the loan. As of December 31, 2004, $270.9 million, or 53.9% of our total loan portfolio was secured by multi-family and commercial real estate property.

        We actively pursue multi-family and commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. A significant portion of multi-family and commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than single-family residential loans, particularly in light of the recent weakness of the local economy.

        The average size loan in our multi-family and commercial real estate loan portfolios was $1.3 million as of December 31, 2004. All of these loans are secured by properties located in the Puget Sound region of Western Washington. As of that date, $126.2 million, or 25.1% of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans between $500,000 and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank's capital. The largest multi-family loan as of December 31, 2004 was a 109 unit residential apartment building with an outstanding principal balance at December 31, 2004 of $5.2 million located in Pierce County, Washington. This loan is performing according to the loan terms, as were all multi-family and commercial real estate loans as of December 31, 2004.

        Multi-family and commercial real estate loans up to $500,000 can be approved by the Real Estate Loan Manager, Chief Lending Officer or President. Loans up to $750,000 can be approved by the combined authority of any two of these three individuals. Our management loan committee is authorized to approve loans to one borrower or a group of related borrowers of up to $5.0 million in the aggregate, with no single loan over $5.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee comprised of members of the board of directors.

        We offer both fixed- and adjustable-rate loans on multi-family and commercial real estate loans. Loans originated on a fixed-rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 30 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of


Seattle's amortizing or fixed advance rate for an equivalent period plus a margin ranging from 2.00% to 2.50%, depending upon the prepayment penalty option selected by the borrower. We have established floor rates on these loans, although from time to time we may offer promotional rates below the established floor rates. As of December 31, 2004, we had $32.2 million in multi-family loans and $88.0 million in commercial real estate loans (including three participation loans) in our fixed-rate portfolio.

        Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial period ranging from three to five years. Contractual annual adjustments generally have a 1.5% maximum annual rate increase and are subject to a lifetime cap rate of 13%. These loans generally have been originated with a rate floor of 5% to 7%. Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.125% to 3.375%, with principal and interest payments fully amortizing over terms up to 30 years. These loans generally have a prepayment penalty. As of December 31, 2004, we had $94.0 million in adjustable-rate multi-family loans and $56.7 million in adjustable-rate commercial real estate loans. Both adjustable-rate mortgages and fixed-rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

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

        We originate commercial real estate loans including office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses primarily located in our market area. Commercial real estate loans totaled $144.7 million, or 28.8% of our total loan portfolio as of December 31, 2004. As of December 31, 2004, the largest single commercial real estate loan on one property had an outstanding balance of $10.0 million and is secured by an industrial park located in Thurston County, Washington.

        Real Estate Construction Lending. As of December 31, 2004, real estate construction loans represented $16.2 million, or 3.2% of our total loan portfolio. This program was fully implemented in September 2002, and we plan, subject to market conditions, to increase this activity and to focus our efforts in the following areas: residential (custom) construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans. The residential (custom) construction all-in-one loans are priced in accordance with the terms and conditions available in the secondary market for this product and are being underwritten to be saleable in the secondary market upon completion. Other construction loan programs will be originated with terms up to 18 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.75% to 2.0%, with a loan-to-value ratio of no more than 80% of the estimated appraised value of the property at completion.

        Although construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is considered to involve a higher degree of risk. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher than anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, we may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand


for new housing. The fact that homes under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

        We attempt to minimize the foregoing risks by, among other things, limiting our construction lending to residential properties primarily in our local market area, and limiting our speculative loans to a small number of experienced local builders.

        Consumer Lending. Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis. Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines. Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios. Our installment loans are offered using a risk-based pricing model based upon the creditworthiness of the customer and the available collateral. Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates. Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate. As of December 31, 2004, our consumer loans, which includes our home equity line/loan portfolio, totaled $115.6 million, or 23.0% of our total loan portfolio.

        As of December 31, 2004, the largest component of the consumer portfolio was our auto loan portfolio totaling $52.6 million, or 10.5% of our total loan portfolio. We offer direct auto loans to our customers through our branch network, which as of December 31, 2004 comprised $8.3 million, or 15.8% of the auto loan portfolio. We have also offered indirect loans since 1994 and at December 31, 2004 these loans originated through our indirect dealer program were $44.3 million, or 8.8% of our total loan portfolio. These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats. The majority of these loans are originated through approximately 25 dealers located in our market area. The loan portfolio is primarily comprised of loans with terms up to seven years.

        The interest rate charged to an indirect loan borrower is generally one to two percentage points higher than the "buy rate" or the rate we earn. The difference between the two rates is referred to as the "spread." At loan inception, we pay the dollar value of the spread over the contractual term of the loan to the auto dealer in accordance with the established loan programs, or in some cases, we pay flat origination fees to dealers on loans without a rate spread. Dealers are required to reimburse the amount paid on any loan to them in its entirety if the loan pays off or the vehicle is repossessed within 90 days from the date of funding. Dealers are billed monthly for any interest spread or origination fee repayments and are given ten days after billing to reimburse us. In the event we are not reimbursed within ten days, the amount owed to us is deducted from the next spread payments to the dealer.

        Borrowers may be more likely to become delinquent on an automobile loan than on a residential mortgage loan secured by their primary residence. Moreover, automobiles depreciate rapidly and in the event of default, principal loss as a percent of the loan balance depends upon several factors, such as the mileage and condition of the vehicle at the time of repossession, over which we have no control.

        The second largest component of our consumer loan portfolio is the home equity loan portfolio, which as of December 31, 2004 totaled $28.8 million, or 5.7% of our total loan portfolio, and includes both adjustable-rate lines of credit and fixed-rate loan products. These loans are generally made on owner-occupied properties. The loan-to-value ratio typically is 90% or less, when taking into account both the first and the second mortgage loans, although it can be as high as 110% in some cases. The home equity loans typically carry fixed interest rates with a fixed payment over a term up to 15 years. Home equity lines of credit allow for a ten year draw period, which is


renewable, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin. All of the Bank's home equity lines of credit have floor rates of 5% or higher.

        The VISA credit card portfolio is the third largest component of our consumer loan portfolio totaling $22.4 million, or 4.5% of our total loan portfolio as of December 31, 2004. We have been offering credit cards for more than 20 years and offer over ten credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin. Interest rates and credit limits are determined based upon product type and creditworthiness of the borrower. We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.

        Consumer loans entail greater risk than do one- to four-family residential loans, particularly in the case of unsecured or loans secured by assets that decline in value over time. Therefore, interest rates on these loans are generally higher than residential real estate loans. In the event of default on a secured consumer loan, any repossessed collateral may not provide an adequate source of repayment of the outstanding balance as a result of the assets' decline in value over time, damage or loss. Often, the remaining deficiency balance does not warrant further substantial collection efforts against the borrower beyond sending the account to an outside collection agency, as these borrowers often file bankruptcy once the collateral has been repossessed. Consumer loan collections depend on the borrower's financial stability, and may be adversely impacted by job loss, divorce, personal bankruptcy, or medical issues. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

        Commercial Business Lending. At December 31, 2004, we had $2.8 million, or 0.6% of our total loan portfolio in commercial business loans. We intend to increase our commercial lending activities to take advantage of local lending opportunities in extending credit to small and medium sized businesses, to provide for potentially higher asset yields and to position Rainier Pacific Bank as a more full-service financial institution. In 2004, we hired an experienced banking executive with more than 20 years of commercial banking experience to lead our business banking program and plan to hire additional experienced commercial banking personnel in 2005. Our ability to originate commercial business loans will be determined by market conditions and our ability to hire additional qualified commercial lending personnel. There can be no assurance that we will be successful in these efforts.

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


        Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 40	$ 136	$ 739	$ 16,808	$ 79,732	$ 97,455
Five or more family residential	--	7,464	7,146	15,022	96,567	126,199
Commercial	--	3,316	12,072	82,666	46,663	144,717
Total real estate	40	10,916	19,957	114,496	222,962	368,371

Real estate construction:
One- to four-family residential	13,912	2,271	--	--	--	16,183
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate construction	13,912	2,271	--	--	--	16,183

Consumer:
Automobile	449	7,294	17,575	26,502	747	52,567
Home equity	9,028	455	2,694	7,522	9,076	28,775
Credit cards	22,447	--	--	--	--	22,447
Other	6,426	1,221	1,608	2,056	491	11,802
Total consumer	38,350	8,970	21,877	36,080	10,314	115,591

Commercial/business	2,747	--	--	81	--	2,828

Total	$55,049	$22,157	$41,834	$150,657	$233,276	$502,973


        The following table sets forth the dollar amount of all loans due one year or more after December 31, 2004, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 83,702	$ 13,713	$ 97,415
Five or more family residential	32,190	94,009	126,199
Commercial	88,010	56,707	144,717
Total real estate	203,902	164,429	368,331

Real estate construction:
One- to four-family residential	--	2,271	2,271
Five or more family residential	--	--	--
Commercial	--	--	--
Total real estate construction	--	2,271	2,271

Consumer:
Automobile	52,118	--	52,118
Home equity	19,747	--	19,747
Credit cards	--	--	--
Other	3,691	1,685	5,376
Total consumer	75,556	1,685	77,241

Commercial/business	81	--	81

Total	$279,539	$168,385	$447,924

        Loan Solicitation and Processing. The majority of the consumer and residential mortgage loan originations are generated through our retail branch network and our indirect dealer program. Loans may also be originated through our Internet and Call Center channels. We originate multi-family and commercial real estate loans using an income property loan officer employed by us. In addition, approximately one-half of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines. Construction loans are generated by a construction loan officer who works for us. Business loans have been generally originated by our personal bankers, and approved by designated underwriters for this type of business. An experienced commercial banking executive was hired in 2004 and will be hiring additional experienced commercial bankers in 2005 to expand our business banking efforts.

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

        We require title insurance on all real estate loans, fire and casualty on all secured loans in excess of $2,500, and on the home equity lines of credit where the property serves as collateral.


        Loan Originations, Servicing, Purchases and Sales. Home equity lines of credit and loans, as well as our consumer loans, are originated through an in-house system and are underwritten through either an automated decision matrix or by designated underwriting staff dependent upon the size of the loan. These loans are also serviced on an in-house loan servicing system.

        One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of seven- and ten-year fixed-rate mortgage loans and our special community development loans. We originate residential first mortgages and service them using an in-house mortgage system. We utilize the Freddie Mac Loan Prospector Automated Loan System to underwrite approximately 95% of our residential first mortgage loans (excluding our seven- and ten-year loans and community development loans). The remaining loans are underwritten internally by designated real estate loan underwriters in accordance with standards as provided by our asset liability management committee.

        We actively sell residential first mortgage loans to the secondary market. Our primary secondary market relationship has been with Freddie Mac. We also maintain secondary market relationships with Fannie Mae, and since 2002, the Federal Home Loan Bank of Seattle. We generally retain the servicing on all loans sold into the secondary market. All loans are sold at 100% of the loan and are non-recourse to us, with the exception of loans sold to the Federal Home Loan Bank of Seattle. Loans sold to the Federal Home Loan Bank of Seattle require a loan reserve account of 40 to 45 basis points to be established to offset any future charge-offs if they occur. There is no additional recourse on loans sold to the Federal Home Loan Bank of Seattle other than the reserve account. If the loans sold to the Federal Home Loan Bank of Seattle perform satisfactorily over a period of time, the funds in the loan reserve account will be paid to us. Because all of the loan sales to the Federal Home Loan Bank of Seattle have occurred in the past two years, as of December 31, 2004, no portion of the loan reserve account has been used to offset loan losses or has been repaid to us based upon satisfactory loan repayments. As of December 31, 2004, our portfolio of mortgage loans serviced for others was $99.4 million.

        We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

        We have three purchased participation loans, all of which were underwritten to our policy and guidelines prior to purchase. As of December 31, 2004, the balance on the participation loans totaled $10.8 million. All three of these loans were performing within the contracted terms and were current as of December 31, 2004.

        One- to four-family construction real estate loans are underwritten by designated lending staff or our loan committee, depending on the size of the loan and are serviced on our in-house loan servicing system. Loan documents have been provided by a third-party provider specializing in commercial and construction lending documentation.


        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Loans Originated:
Real estate:
One- to four-family residential	$ 46,836	$ 106,682	$100,824
Five or more family residential	86,106	33,815	42,365
Commercial (1)	52,767	44,268	17,930
Total real estate	185,709	184,765	161,119

Real estate construction:
One- to four-family residential	21,696	15,432	2,222
Five or more family residential	--	--	--
Commercial	--	--	--
Total real estate construction	21,696	15,432	2,222

Consumer:
Automobile	23,029	32,935	28,989
Home equity (2)	7,829	9,307	9,286
Credit cards (2)	(388)	(2,611)	54
Other (2)	2,871	3,133	2,613
Total consumer	33,341	42,764	40,942

Commercial/business	2,635	1,084	590

Total Loans Originated	243,381	244,045	204,873

Loans sold:
Total whole loans sold	(52,293)	(40,351)	(76,902)
Participation loans	--	--	--
Total loans sold	(52,293)	(40,351)	(76,902)

Principal repayments	133,751	122,226	81,312
Loans securitized	--	--	--
Transfer to real estate owned	--	(332)	(448)
Increase (decrease) in other items, net	(1,955)	(2,152)	(1,072)

Net increase in loans, net	$ 55,382	$ 78,984	$ 45,139
____________
(1)	Commercial real estate loans originated in 2004 include a $7.1 million loan which was originated and purchased as a participation. No loan participations were originated or purchased in 2003 and 2002.
(2)	This table incorporates lines of credit and credit cards at their net change for the year. "Home equity" includes both the home equity loans originated and the net change in home equity lines of credit. "Credit cards" reflect the net change for the year. "Other" includes the net change from personal lines of credit.


        Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%, but are generally 1.00% or lower. In addition, single-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's creditworthiness and/or collateral loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $254,000 of net deferred loan fees as of December 31, 2004, principally relating to deferred loan fees associated with real estate loans and deferred origination costs associated with indirect auto loans.

        One- to four-family loans are generally originated without a prepayment penalty. The majority of multi-family and commercial real estate loans, however, have prepayment penalties associated with the loans. We offer two types of prepayment penalty options depending upon the loan type and rate selected by the borrower. The majority of the recent multi-family and commercial real estate loan originations have a 3%, 2%, 1% prepayment penalty (3% in year one, 2% in years two and three, 1% in years four and five). Loans are also originated with a yield maintenance formula, which is available to borrowers at a slightly lower interest rate on the loan than the 3%, 2% and 1% prepayment penalty option.

        In addition, some consumer line of credit products, such as VISA credit cards, home equity lines of credit, and personal lines of credit, are assessed an annual fee or an early-closure fee depending upon product type and customer relationship. Annual fees for these lines of credit can range up to $75, while early-closure fees range up to $300.

Asset Quality

        As of December 31, 2004, we had $2.0 million, or 0.40% of total loans 30 days or more delinquent.

        Our delinquency ratio contains three primary loan categories: consumer loans, real estate loans and commercial/business loans. Consumer loan portfolios traditionally experience the highest delinquency within our total loan portfolio. As of December 31, 2004, the consumer loan portfolio had $1.8 million of loans that were 30 days or more delinquent, or 2.00% of the $86.8 million consumer loan portfolio. For delinquency reporting purposes, the consumer loan portfolio includes new and used direct auto loans, indirect auto loans, VISA loans, and other secured and unsecured loans. We do not include home equity loans or lines of credit in our consumer loan portfolio calculation; these loans are included in the real estate loan delinquency calculation. As of December 31, 2004, the real estate loan portfolio had $271,000 of loans that were 30 days or more delinquent, or 0.07% of the $413.3 million real estate secured loan portfolio. For delinquency reporting purposes, the real estate loan delinquencies include single-family loans, multi-family and commercial real estate loans, construction loans, and home equity lines/loans. The $271,000 in delinquent real estate secured loan balances are contained in the one- to four-family residential and the home equity loan/line portfolios. There were no multi-family, commercial real estate, land, residential construction or commercial business loans delinquent as of December 31, 2004. However, the portfolio of multi-family and commercial real estate and construction loans has grown rapidly since year end 2000, increasing from $27.4 million to $287.1 million as of December 31, 2004, and a single loan becoming delinquent can significantly affect the Bank's delinquency ratio.

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

        If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency. The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2004:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
(Dollars in Thousands)
Real estate:
One- to four-family residential	--	$ --	--	$ --	--	$ --
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate	--	--	--	--	--	--

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Automobile	13	132	11	95	24	227
Home equity	--	--	3	55	3	55
Credit cards	34	94	17	34	51	128
Other	12	39	21	119	33	158
Total consumer	59	265	52	303	111	568

Commercial/business	--	--	--	--	--	--

Total	59	$265	52	$303	111	$568

        When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status. As of December 31, 2004, non-accrual loans and loans 90 days or more past due as a percentage of total loans was 0.06%, and as a percentage of total assets it was 0.04%. Non-performing assets as a percentage of total assets were 0.05% as of December 31, 2004.


        Non-performing Assets. The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented there were no accruing loans which were contractually past due 90 days or more.

	At December 31,
	2004	2003	2002	2001	2000
		(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One- to four-family residential	$ --	$ 9	$ 98	$ 186	$ --
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	97	98	186	--

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	95	126	178	255	429
Home equity	55	67	17	6	42
Credit cards	34	55	120	184	179
Other	119	130	94	195	258
Total consumer	303	378	409	640	908

Commercial/business	--	--	--	--	--

Total	$ 303	$ 475	$ 507	$ 826	$ 908

Total of nonaccrual and 90 days past due loans	$ 303	$ 475	$ 507	$ 826	$ 908
Repossessed assets	54	98	119	89	122
Real estate owned	--	332	297	--	110

Total nonperforming assets	$ 357	$ 905	$ 923	$ 915	$ 1,140

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due
loans as a percentage of total loans (1)	0.06%	0.11%	0.14%	0.26%	0.33%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.04%	0.07%	0.10%	0.18%	0.24%

Nonperforming assets as a percentage of
total assets	0.05%	0.13%	0.18%	0.20%	0.30%

Total loans (1)	$502,719	$447,557	$366,420	$319,952	$272,478

Non-accrued interest (2)	$ 10	$ 26	$ 193	$ 154	$ 54

Total assets	$751,776	$685,295	$499,457	$464,674	$383,127
___________
(1)    Total loans are net of deferred fees and costs.
(2)    If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


        Real Estate Owned and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of December 31, 2004, we had repossessed assets from secured consumer loans of $53,750 and no residential real estate owned properties.

        Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. We had no restructured loans as of December 31, 2004.

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

        When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the asset liability management committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to certain loan types of particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington Department of Financial Institutions, which can order the establishment of additional loss allowances.

        In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of December 31, 2004, we had classified $150,000 of our loans as substandard, $153,000 as doubtful, and no loan amounts were classified as a loss. There was one loan classified as special mention in the amount of $816,000 on a commercial real estate loan. This loan has performed according to its loan terms and no loss is anticipated, yet has been classified because the underlying property is currently experiencing a higher level of vacancy and consequently has a lower then desired debt coverage ratio. In addition, we held $54,000 in repossessed vehicles classified as substandard. The total classified assets of $1,173,000 represented 1.19% of total equity and 0.16% of total assets as of December 31, 2004. Our allowance for loan losses of $9.0 million at December 31, 2004 adequately covers the potential losses from the classified loans, and no material losses are anticipated on the repossessed vehicles and houses.


        The aggregate amounts of Rainier Pacific Bank's classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

	At December 31,
	2004	2003
	(In Thousands)
Classified Assets:
Loss	$ --	$ --
Doubtful	153	180
Substandard	204	725
Special mention	816	--
Total	$1,173	$905

        Allowance for Loan Losses. We have established a methodology for the determination of provisions for loan losses that takes into consideration the need for an adequate allowance for loan losses. When originating loans, we recognize that losses will ultimately be incurred and that the risk of loss varies with the type of loan being made, the creditworthiness of the borrower, economic conditions and in the case of a secured loan, the quality of the collateral.

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

        Our asset liability management committee, primarily consisting of senior management, reviews the adequacy of the allowance quarterly. Our methodology for analyzing the allowance for loan losses consists of three parts: formula, specific and general allowance elements. The formula element is determined by applying an estimated loss percentage to various types of homogenous loan pools. The loss percentages are generally based on various historical measures such as past loss experience, past due ratios, collection activity, changes in performing and nonperforming loans and the risk characteristics of the loans. A specific element is created when the collectibility of a specific large loan is in doubt and a loss is probable. The general element is established to ensure the adequacy of the allowance in situations where management believes that estimation risk exists or when there are risk factors that management believes are not addressed in the formula or specific element of the allowance, or are not yet apparent. Information considered for the general element include area vacancy rates, real estate valuations, seasoning of loan portfolios, employment data, and other local and regional economic data. Our loan and investment committee, consisting of board members, also reviews the analysis of the allowance quarterly.

        The provision for loan losses was $2.7 million for the year ended December 31, 2004, compared to $4.5 million for the same period a year ago. The allowance for loan losses was $9.0 million, or 1.79% of total loans at December 31, 2004, compared to $8.2 million, or 1.84% of total loans at December 31, 2003. We reduced the provision as a result of lower charge-offs, improving economic conditions, lower delinquencies, and fewer non-performing loans. In 2004, net charge-offs were $2.0 million, or 0.41% of average total loans as compared to $2.3 million, or 0.57% of average total loans in 2003. For the years ended December 31, 2002 and 2001, the provision for loan losses was $3.5 million and $4.4 million, respectively. We became a mutual savings bank in 2001, which resulted in very strong growth in real estate lending, and in particular, multi-family and non-residential commercial lending. During that period, the weakening economy was evidenced by high unemployment, particularly in our market area. Charge-offs nearly doubled from 2000 levels, leading to a charge-off ratio of 0.90% in 2001. By 2002, both the local and national economies had deteriorated further, and unemployment in our market area increased. Even though weaker economic conditions existed during 2002, charge-offs declined to 0.65% of loans, loan growth remained strong as we continued to add unseasoned multi-family and commercial real estate loans to our portfolio.


In 2003, the economy continued to deteriorate with Washington State having the fourth highest unemployment rate in the nation at 7.3% with the Tacoma area unemployment rate although improving, remained relatively high at 6.9%. In 2004, the state and local economy improved along with the national economy, with unemployment rates declining to 5.7% by December 2004. Improving economic conditions accompanied by lower net charge-offs enabled reduced provisions for loan losses in 2004. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses accordingly, based on loan growth, portfolio composition, charge-offs delinquencies and economic conditions.


        The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2004			2003			2002			2001			2000
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:	(Dollars in Thousands)
One- to four-family
residential	$ 97,455	$ 487	19.38%	$126,183	$ 172	28.19%	$ 87,804	$ 115	23.96%	$ 85,761	$ 47	26.78%	$ 82,148	$ 144	30.15%
Five or more family
residential	126,199	1,370	25.09	87,068	745	19.45	75,109	424	20.50	38,366	187	11.98	12,259	33	4.50
Commercial	144,717	1,339	28.77	94,913	838	21.21	60,126	861	16.41	41,427	374	12.94	15,094	65	5.54
Total real estate	368,371	3,196	73.24	308,164	1,755	68.85	223,039	1,400	60.87	165,554	608	51.70	109,501	242	40.19

Real estate construction:
One- to four-family
residential	16,183	486	3.22	8,364	131	1.87	792	149	0.22	476	--	0.15	--	--	--
Five or more family
residential	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Total real estate
construction	16,183	486	3.22	8,364	131	1.87	792	149	0.22	476	--	0.15	--	--	--

Consumer:
Automobile	52,567	1,723	10.45	59,779	1,313	13.35	62,619	942	17.08	65,420	927	20.43	62,785	1,064	23.05
Home equity	28,775	216	5.72	31,545	193	7.05	33,078	209	9.03	35,720	103	11.15	39,733	93	14.58
Credit cards	22,447	1,129	4.46	22,834	1,057	5.10	25,445	917	6.94	25,392	799	7.93	27,158	712	9.97
Other	11,802	608	2.35	15,735	596	3.52	20,294	731	5.54	26,195	940	8.18	32,285	858	11.85
Total consumer	115,591	3,676	22.98	129,893	3,159	29.02	141,436	2,799	38.59	152,727	2,769	47.69	161,961	2,727	59.45

Commercial/business	2,828	54	0.56	1,170	26	0.26	1,188	14	0.32	1,487	3	0.46	977	--	0.36

Unallocated	--	1,569	--	--	3,166	--	--	1,722	--	--	1,375	--	--	--	--

Total	$502,973	$8,981	100.00%	$447,591	$8,237	100.00%	$366,455	$6,084	100.00%	$320,244	$4,755	100.00%	$272,439	$2,969	100.00%

        Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


        The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Allowance at beginning of period	$ 8,237	$ 6,084	$ 4,755	$ 2,969	$ 2,655
Provisions for loan losses	2,700	4,500	3,525	4,400	1,680
Recoveries:
Real estate:
One- to four-family residential	--	1	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	1	--	--	--

Real estate construction:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	163	83	80	112	216
Home equity	--	3	--	--	--
Credit cards	89	58	46	28	27
Other	117	43	62	46	88
Total consumer	369	187	188	186	331

Commercial/business	--	--	--	--	--

Total recoveries	369	188	188	186	331

Charge-offs:
Real estate:
One- to four-family residential	--	17	23	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	17	23	--	--

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	974	1,120	971	1,067	541
Home equity	22	37	4	37	--
Credit cards	746	784	704	730	497
Other	583	577	682	966	659
Total consumer	2,325	2,518	2,361	2,800	1,697

Commercial/business	--	--	--	--	--

Total charge-offs	2,325	2,535	2,384	2,800	1,697
Net charge-offs	1,956	2,347	2,196	2,614	1,366
Balance at end of period	$ 8,981	$ 8,237	$ 6,084	$ 4,755	$ 2,969

(table continues on following page) 24
	Year Ended December 31,
	2004	2003	2002	2001	2000

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.79%	1.84%	1.66%	1.48%	1.09%

Net charge-offs as a percentage of
average total loans outstanding during
the period (1)	0.41%	0.57%	0.65%	0.90%	0.51%

Allowance for loan losses as a percentage
of nonperforming loans at end of period	2,964.03%	1,734.11%	1,200.00%	575.67%	326.98%
___________
(1)      Total loans are net of deferred fees and costs.

        We held, at December 31, 2004, $270.9 million of multi-family and commercial real estate loans and $16.2 million in construction loans as compared to $27.4 million of multi-family and commercial real estate loans and no construction loans at December 31, 2000, when we were a credit union. We have not historically experienced any losses in these portfolios. However, management believes that the significant loan growth in the multi-family and commercial real estate loan portfolios, the nature of construction lending, and the somewhat unseasoned nature of these portfolios could result in higher losses than our historical experience.

        At December 31, 2004, our gross loan portfolio of $503.0 million consisted of $368.4 million of real estate loans (73.2%), $115.6 million of consumer loans, including home equity (23.0%), $16.2 million of real estate construction loans (3.2%), and $2.8 million of commercial loans (0.6%). While the sizeable consumer loan portfolio contributes favorably to our profitability, it also accounts for substantially all of our charge-offs and a significant portion of the allocated allowance. The consumer loan portfolio can result in significant fluctuations in year to year charge-offs depending on changes in the consumer loan portfolio, loan quality, and the economic environment.

Investment Activities

        General. Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate securities, and obligations of states and their political subdivisions.

        The loan and investment committee, consisting of board members, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board and management. On a monthly basis, management reports to the board a summary of investment holdings with respective market values, and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

        The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

        At December 31, 2004, our investment portfolio totaled $191.0 million and consisted principally of mortgage-backed securities, U.S. agency obligations, trust preferred securities, corporate bonds and municipal bonds. From time to time, investment levels may increase or decrease depending upon yields available on


investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.

        Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $106.7 million and a $107.4 million amortized cost at December 31, 2004. The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities. At December 31, 2004, the portfolio had a weighted-average-coupon rate of 4.78% and an estimated weighted-average-yield of 3.61%. These securities had an estimated average term to reprice or maturity of 3.1 years and an estimated average life of 3.8 years at December 31, 2004.

        U.S. Agency Obligations. Our portfolio of U.S. agency obligations had a fair value of $25.3 million and a $25.8 million amortized cost at December 31, 2004. At December 31, 2004, the portfolio had a weighted-average-coupon rate of 2.24% and a weighted-average-yield of 2.24%. There were $25.6 million of U.S. agency obligations in the portfolio with one-time call provisions. As of December 31, 2004 all securities were past their call date and had an estimated average life of 2.0 years.

        Trust Preferred Securities. Our trust preferred investments had a fair value of $38.7 million and a $39.0 million amortized cost at December 31, 2004. At December 31, 2004, the portfolio had a weighted-average-coupon rate of 4.90% and a weighted-average-yield of 4.90%. The portfolio consists entirely of bank trust preferred securities and are rated "A-2" by Moody's or "A" by Standard and Poor's. These securities have a fixed interest rate for a three to five year period and then adjust to a floating three-month Libor rate plus a specified margin. These securities can be called in part or in whole after five years, have an expected life of ten years, and a final maturity of 30 years. The trust preferred securities had an estimated average term to reprice of 2.7 years.

        Corporate Bonds. Our corporate bond portfolio had a fair value of $7.0 million and a $7.1 million amortized cost at December 31, 2004. The corporate bond portfolio was comprised of short- to intermediate-term fixed-rate bonds from issuers rated "A2/A3" by Moody's or "A" by Standard and Poor's, or better. At December 31, 2004, the portfolio had a weighted-average-coupon rate of 6.42% and a weighted-average-yield of 3.37%. The longest term bond had an amortized cost of $5.6 million and a maturity of 3.5 years. Corporate bonds have an estimated average term to maturity of 3.5 years.

        Municipal Bonds. Our tax exempt municipal bond portfolio had a fair value of $12.6 million and a $12.8 million amortized cost at December 31, 2004. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. At December 31, 2004, the portfolio had a weighted-average-coupon rate of 4.01% and a weighted-average-yield of 4.06%. Municipal bonds have an estimated weighted average life of 8.0 years.

        Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle. The carrying value of Federal Home Loan Bank of Seattle stock totaled $13.4 million and produced a weighted-average-yield of 2.81% for the year ended December 31, 2004. The yield on the Federal Home Loan Bank of Seattle stock is paid through stock dividends, that are subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle's suspension of dividends on its common stock during the fourth quarter of 2004. The Federal Home Loan Bank of Seattle announced its intention to resume the payment of dividends to its shareholders in the first quarter of 2005 at a rate of 1.63%, a more modest level than that paid in 2004. Stock ownership in the Federal Home Loan Bank of Seattle is expected to remain stable or increase in response to the Bank's borrowing needs.

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

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	5,750	5,603	18,500	18,474	29,747	30,421
Corporate obligations	7,139	7,017	17,489	17,643	3,045	3,272
Trust preferred securities	38,967	38,651	25,000	24,713	10,000	10,000
Mortgage-backed securities:
Freddie Mac	15,677	15,526	6,677	6,639	2,640	2,778
Fannie Mae	20,101	19,856	12,089	11,895	3,431	3,588
Ginnie Mae	10,893	10,783	804	849	2,324	2,443
Total mortgage-backed securities	46,671	46,165	19,570	19,383	8,395	8,809
Total available for sale	$ 98,527	$ 97,436	$ 80,559	$ 80,213	$ 51,187	$ 52,502

Held to maturity:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	20,000	19,681	20,000	19,906	5,942	6,203
Municipal obligations	12,772	12,586	12,768	12,423	--	--
Corporate obligations	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	24,587	24,340	33,524	33,109	11,985	12,436
Fannie Mae	36,109	36,097	47,305	47,349	31,384	32,384
Ginnie Mae	72	75	118	125	184	196
Total mortgage-backed securities	60,768	60,512	80,947	80,583	43,553	45,016
Total held to maturity	$ 93,540	$ 92,779	$113,715	$112,912	$ 49,495	$ 51,219

Total Investment Securities	$192,067	$190,215	$194,274	$193,125	$100,682	$103,721

Federal Home Loan Bank of Seattle stock	13,374	13,374	11,443	11,443	8,006	8,006

Total	$205,441	$203,589	$205,717	$204,568	$108,688	$111,727


        The table below sets forth certain information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of Rainier Pacific Bank's investment and mortgage-backed securities at December 31, 2004. The Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2004
	Amount Due or Repricing Within:
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency obligations	--	--	5,750	2.83	--	--	--	--	5,750	2.83
Corporate obligations	--	--	7,139	3.37	--	--	--	--	7,139	3.37
Trust preferred securities	--	--	38,967	4.90	--	--	--	--	38,967	4.90
Mortgage-backed securities:
Freddie Mac	--	--	8,069	2.27	2,626	3.16	4,982	4.21	15,677	3.03
Fannie Mae	--	--	2,635	2.30	7,330	3.26	10,136	4.00	20,101	3.51
Ginnie Mae	7,751	3.08	2,692	3.56	--	--	450	6.33	10,893	3.33
Total available for sale	7,751	3.08	65,252	4.08	9,956	3.23	15,568	4.14	98,527	3.93

Held to maturity:
Investment securities:
U.S. Treasury obligations	--	--	--	--	--	--	--	--	--	--
U.S. Government Agency obligations	--	--	20,000	2.07	--	--	--	--	20,000	2.07
Municipal obligations (1)	--	--	--	--	--	--	12,772	4.06	12,772	4.06
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	--	--	--	--	12,075	2.81	12,512	4.43	24,587	3.64
Fannie Mae	--	--	--	--	4,658	3.41	31,452	4.07	36,110	3.98
Ginnie Mae	--	--	71	7.69	--	--	--	--	71	7.69
Total held to maturity	--	--	20,071	2.09	16,733	2.98	56,736	4.15	93,540	3.49

Total Investment Securities	7,751	3.08	85,323	3.61	26,689	3.07	72,304	4.15	192,067	3.71

Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	13,374	2.81	13,374	2.81

Total	$ 7,751	3.08%	$85,323	3.61%	$26,689	3.07%	$ 85,678	3.94%	$205,441	3.66%
____________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.


    The following table sets forth certain information with respects to each security which had an aggregate book value in excess of 10% of Rainier Pacific Bank's equity at the date indicated.

	At December 31,
	2004
	Amortized	Market
	Cost	Value
	(In Thousands)

Trust preferred securities	$ 38,967	$ 38,651
U.S. Government obligations	25,750	25,284
Municipal obligations	12,772	12,586
Mortgage-backed securities:
Freddie Mac	40,264	39,866
Fannie Mae	56,210	55,953
Ginnie Mae	10,965	10,858
Total	$184,928	$183,198

Federal Home Loan Bank of Seattle stock	$ 13,374	$ 13,374

Deposit Activities and Other Sources of Funds

        General. Deposits, borrowed funds and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowed funds from the Federal Home Loan Bank of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

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

        At December 31, 2004, we had $43.6 million of jumbo ($100,000 or more) certificates of deposit, which represented 12.6% of total deposits at that date. This amount is inclusive of $10.4 million of certificates of deposit placed through the Bank's brokered certificate program.


        Deposit Activities. The following table sets forth the total deposit activities of Rainier Pacific Bank for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)

Beginning balance	$315,380	$289,460	$311,856
Net deposits (withdrawals) before interest credited	25,624	21,777	(28,307)
Interest credited	3,912	4,143	5,911
Net increase (decrease) in deposits	29,536	25,920	(22,396)
Ending balance	$344,916	$315,380	$289,460

        Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2004	2003	2002
	(In Thousands)

0.00 - 0.99%	$ 9,211	$ 15,204	$ 9
1.00 - 1.99%	68,573	117,637	23,451
2.00 - 2.99%	72,411	4,973	112,079
3.00 - 3.99%	2,121	277	11,889
4.00 - 4.99%	100	266	543
5.00 - 5.99%	501	462	616
6.00 - 6.99%	--	--	--
7.00 - 7.99%	--	--	--
Total	$152,917	$138,819	$148,587

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2004.

	Amount Due
	Less Than	1-2	2-3	3-4	After
	One Year	Years	Years	Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$ 9,186	$ 25	$ --	$ --	$ --	$ 9,211
1.00 - 1.99%	66,552	1,875	18	70	58	68,573
2.00 - 2.99%	68,264	4,107	--	--	40	72,411
3.00 - 3.99%	292	17	1,707	--	105	2,121
4.00 - 4.99%	11	89	--	--	--	100
5.00 - 5.99%	443	--	58	--	--	501
6.00 - 6.99%	--	--	--	--	--	--
7.00 - 7.99%	--	--	--	--	--	--
Total	$144,748	$6,113	$ 1,783	$ 70	$ 203	$152,917


        The following table sets forth information concerning Rainier Pacific Bank's time deposits and other deposits at December 31, 2004.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)

0.37%	N/A	Regular savings	$ 41,724	$ 100	12.10%
0.20	N/A	Interest-bearing checking accounts	17,603	Various	5.10
--	N/A	Non-interest-bearing checking accounts	29,654	None	8.60
0.93	N/A	Money market accounts	103,018	2,500	29.87

		Certificates of Deposit

1.84%	1-11 months	Fixed-term, fixed-rate	144,748	2,000	41.96
2.10	12-23 months	Fixed-term, fixed-rate	6,113	1,000	1.77
3.39	24-35 months	Fixed-term, fixed-rate	1,783	2,000	0.52
2.05	36-59 months	Fixed-term, fixed-rate	273	2,000	0.08
N/A	60-84 months	Fixed-term, fixed rate	--	2,000	--
		TOTAL	$344,916		100.00%

        The following table indicates the amount of Rainier Pacific Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposits
(In Thousands)

Three months or less	$ 13,693
Over three through six months	12,359
Over six through twelve months	15,932
Over twelve months	1,632
Total	$43,616


        Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by Rainier Pacific Bank at the dates indicated.

	At December 31,
	2004			2003			2002
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in Thousands)

Regular savings	$ 41,724	12.10%	$ (4,349)	$ 46,073	14.61%	$ 6,600	$ 39,473	13.64%
Interest-bearing checking accounts	17,603	5.10	2,597	15,006	4.76	(6,668)	21,674	7.49
Non-interest-bearing checking deposits	29,654	8.60	1,225	28,429	9.01	3,729	24,700	8.53
Money market accounts	103,018	29.87	15,965	87,053	27.60	32,027	55,026	19.01

Fixed-rate certificates which
mature in the year ending:
Within 1 year	144,748	41.96	14,377	130,371	41.34	(14,553)	144,924	50.06
After 1 year, but within 2 years	6,113	1.77	(1,998)	8,111	2.57	5,135	2,976	1.03
After 2 years, but within 5 years	2,056	0.60	1,862	194	0.06	(350)	687	0.24
Certificates maturing thereafter	--	--	(143)	143	0.05	--	--	--

Total	$344,916	100.00%	$29,536	$315,380	100.00%	$ 25,920	$289,460	100.00%


        Borrowed Funds. Customer deposits are the primary source of funds for our lending and investment activities. We do, however, use advances from the Federal Home Loan Bank of Seattle to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements, and also to provide longer term funding to better match the duration of selected loan and investment assets.

        As one of our capital management strategies, we have used borrowed funds from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities in order to increase our net interest income when attractive opportunities exist. Depending upon the retail banking activity and our available capital, we will consider and undertake additional leverage strategies within applicable regulatory requirements or restrictions. We expect that any such borrowed funds would primarily consist of Federal Home Loan Bank of Seattle advances.

        As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 45% of Rainier Pacific Bank's total assets, or $337.0 million. At December 31, 2004, outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $295.7 million. See "Liquidity and Commitments" contained in "Management's Discussion of Financial Condition and Results of Operations" in Item 7 of this report.

        The following table sets forth information regarding Federal Home Loan Bank of Seattle advances to us at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended December 31,

	2004	2003	2002
	(Dollars in Thousands)

Maximum amount of borrowing outstanding
at any month end	$302,259	$253,922	$156,989

Approximate average borrowing outstanding	280,546	195,519	137,907

Approximate weighted average rate paid on borrowings	2.84%	3.63%	4.45%

	At December 31,
	2004	2003	2002
	(Dollars in Thousands)

Balance outstanding at end of period	$295,722	$237,105	$156,793

Weighted average rate paid on borrowings	3.15%	3.21%	4.16%


How We Are Regulated

        The following is a brief description of certain laws and regulations which are applicable to Rainier Pacific Financial Group and Rainier Pacific Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

        Legislation is introduced from time to time in the U.S. Congress and the Washington State Legislature that may affect the operations of Rainier Pacific Financial Group and Rainier Pacific Bank. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

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

        Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Gramm-Leach-Bliley Act:

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

        The enactment of the Gramm Leach-Bliley Act expanded the structural options available to bank holding companies, such as the Company, and other financial institutions, to permit them to engage in banking and other financial activities. Specifically, the Gramm Leach-Bliley Act provides for the establishment of a new financial holding company. The Gramm Leach-Bliley Act permits qualifying financial holding companies to own companies that engage in securities underwriting and dealing, insurance agency and underwriting, merchant banking or venture capital activities, the distribution of mutual funds, and securities lending. Financial holding companies may hold any type of deposit-taking subsidiary, including a national bank, a state-chartered bank, or a thrift or savings bank. To qualify as a financial holding company, however, each of the company's deposit-taking subsidiaries must be well


capitalized, well managed, and have at least a "satisfactory" rating under the Community Reinvestment Act. The Company has not elected to become a financial holding company.

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

        The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

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

  Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-U.S. persons or their representatives must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

  Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

        Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Rainier Pacific Financial Group.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

  a prohibition on insider trading during pension plan black-out periods;

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

        Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

        Acquisitions. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank


holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

        The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

        Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

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

        Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. Rainier Pacific Financial Group's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. At


December 31, 2004, Rainier Pacific Financial Group's capital position was in excess of these requirements with total risk based capital of 19.9% of risk-weighted assets and Tier 1 (core) capital of 18.7% of risk-weighted assets.

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

        State Regulation and Supervision. As a state-chartered savings bank, Rainier Pacific Bank is subject to applicable provisions of Washington State law and regulations of the Washington Department of Financial Institutions. State law and regulations govern Rainier Pacific Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. Rainier Pacific Bank is subject to periodic examination and reporting requirements by and of the Washington Department of Financial Institutions.

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

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both Savings Association Insurance Fund and Bank Insurance Fund deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Rainier Pacific Bank qualified for the lowest rate on its deposits for calendar 2004, and therefore paid no deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. For the fourth quarter of 2004, the annualized rate was 1.46 cents per $100 of insured deposits.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an


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

        Capital Requirements. Federally insured savings institutions, such as Rainier Pacific Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2004, Rainier Pacific Bank had a Tier 1 leverage capital ratio of 11.4%. Rainier Pacific has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of Tier 1 capital to risk-weighted assets must be at least 4%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial and operating risks. At December 31, 2004, Rainier Pacific Bank had a Tier 1 risk-based capital ratio of 16.4% and a total risk-based capital ratio of 17.6%

        The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2004, Rainier Pacific Bank had a net worth of 11.2% of total assets.


        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at December 31, 2004. The definitions of the terms used in the table are those provided in the FDIC's capital regulations.

	At December 31, 2004
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$84,762	11.41%
Tier 1 (leverage) capital requirement	29,704	4.00
Excess	$55,058	7.41%

Tier 1 risk-based capital	$84,762	16.35%
Tier 1 risk-based capital requirement	20,732	4.00
Excess	$64,030	12.35%

Total risk-based capital	$91,272	17.61%
Total risk-based capital requirement	41,465	8.00
Excess	$49,807	9.61%

_________________
(1)	For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $742,609. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $518,307.

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

        Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.


        At December 31, 2004, Rainier Pacific Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

        Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that Rainier Pacific Bank fails to meet any standard prescribed by the guidelines, it may require Rainier Pacific Bank to submit an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of safety and soundness compliance plans.

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

        Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Department of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

        Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction


accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2004, Rainier Pacific Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

        Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

        Dividends. Dividends from Rainier Pacific Bank constitute a major source of funds for dividends which may be paid by Rainier Pacific Financial Group to shareholders. The amount of dividends payable by Rainier Pacific Bank to Rainier Pacific Financial Group depends upon Rainier Pacific Bank's earnings and capital position, and is limited by federal and state laws. According to Washington law, Rainier Pacific Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for its liquidation account or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions. In addition, dividends on Rainier Pacific Bank's capital stock may not be paid in an amount greater than one-half of the greater of (1) net income for the current fiscal year, or (2) the average net income for the current fiscal year and not more than two of the immediately preceding fiscal years. Furthermore, dividends may not be paid on Rainier Pacific Bank's capital stock in an aggregate amount greater than the aggregate retained earnings of Rainier Pacific Bank, without the approval of the Director of the Washington Department of Financial Institutions.

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

Taxation

        Federal Taxation

        General. Rainier Pacific Financial Group and Rainier Pacific Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rainier Pacific Financial Group or Rainier Pacific Bank. Rainier Pacific Financial Group's or Rainier Pacific Bank's federal income tax returns have never been audited.


Prior to January 1, 2001, Rainier Pacific Bank was a credit union, not generally subject to corporate income tax. Although we believe that we have properly recognized the tax consequences of the conversion to a taxable corporate entity, there can be no assurance that the Internal Revenue Service will not take a position contrary to the positions we have taken.

        Rainier Pacific Financial Group files a consolidated federal income tax return with Rainier Pacific Bank and Support Systems, Inc. Accordingly, it is anticipated that any cash distributions made by Rainier Pacific Financial Group to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

        Method of Accounting. For federal income tax purposes, Rainier Pacific Financial Group, Rainier Pacific Bank, and Support Systems, Inc. currently report its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

        Corporate Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent the alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Rainier Pacific Financial Group has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

        Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2004, Rainier Pacific Financial Group had no net operating loss carryovers for federal income tax purposes.

        Corporate Dividends-Received Deduction. Rainier Pacific Financial Group may eliminate from its income dividends received from Rainier Pacific Bank as a wholly-owned subsidiary of Rainier Pacific Financial Group because it files a consolidated return with Rainier Pacific Bank and Support Systems, Inc. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership held in the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

        Charitable Contribution Deduction. Rainier Pacific Financial Group is authorized by state statute and federal law to make charitable contributions. In this regard, Washington law provides that a charitable gift must be within reasonable limits to be valid. Under the Internal Revenue Code, Rainier Pacific Financial Group is generally allowed a deduction for charitable contributions made to qualifying donees within the taxable year of up to 10% of the taxable income of the consolidated group of corporations (with certain modifications) for that year. Charitable contributions made by Rainier Pacific Financial Group in excess of the annual deductible amount will be deductible over each of the five succeeding taxable years, subject to certain limitations, including the sufficiency of taxable income to allow the full deduction.

        In connection with Rainier Pacific Bank's mutual to stock conversion in October 2003, Rainier Pacific Financial Group pledged to make a $6.3 million contribution to the newly formed Rainier Pacific Foundation, consisting of a combination of 507,840 shares of its common stock and $1.3 million in cash. Rainier Pacific Financial Group made its stock contribution in October 2003 and its cash contribution in January 2004. The Rainier Pacific Foundation filed its application for recognition of tax-exempt status as a private foundation under Section 501 of the Internal Revenue Code, and in March 2004 the Internal Revenue Service approved the application. The effective date of the foundation's status as a Section 501(c) organization was the date of its organization in July 2003.


        Rainier Pacific Financial Group has received an opinion of its outside tax advisors that it will more likely than not be entitled to a deduction for the charitable contribution. There can be no assurances however, that the annual deductible amount will be fully deductible over the applicable succeeding taxable years. We currently anticipate sufficient taxable income will be generated over each of the applicable succeeding taxable years to allow the full deduction. In either case, Rainier Pacific Financial Group's contribution to the foundation would be expensed without tax benefit, resulting in a reduction in earnings in the year in which a determination is made that the charitable contribution is not fully deductible.

        Washington Taxation

        Rainier Pacific Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Competition

        We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability, comprised of convenient branch locations, call center and internet banking, and consistently delivering high-quality, high-touch service to our customers that result in a high level of customer satisfaction.

        We ranked eighth in terms of deposits with a 4.5% market share of deposits, among the 43 federally insured depository institutions in Pierce County, our primary market, as of June 30, 2004. Our key competitors are Columbia Bank, Bank of America, Key Bank, Washington Mutual, Wells Fargo and US Bank. These competitors control approximately 56.7% of the Pierce County deposit market with deposits of $4.5 billion, of the $8.0 of billion total deposits in Pierce County as of June 30, 2004. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships. We also compete for deposits with two branch offices in the City of Federal Way, the second of which opened on January 20, 2004.

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

Subsidiary Activities

        Rainier Pacific Bank has one wholly-owned subsidiary, Support Systems, Inc., whose primary function is to provide alternative financial products and services to our customers. Support Systems, Inc. does business as Rainier Pacific Insurance Agency and Rainier Pacific Financial Services. Rainier Pacific Financial Services is the operating unit that provides financial planning services and alternative financial products such as mutual funds, debt, equity and government securities, retirement accounts, life insurance products and fixed and variable annuities. Rainier Pacific Insurance Agency is a full service insurance agency engaged in the sale of insurance products, primarily personal lines of property and casualty insurance, as well as accidental death and dismemberment insurance, collateral protection insurance, life insurance and long-term care insurance. At December 31, 2004, Rainier Pacific Bank's equity investment in Support Systems, Inc. was $150,000.


Personnel

        At December 31, 2004, we had 207 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

        Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank
	Age at December	Position
Name	31, 2004	Company	Bank

Edward J. Brooks	49	Chairman of the Board	Chairman of the Board
John A. Hall	43	President and Chief Executive	President and Chief Executive
		Officer	Officer
Victor J. Toy	50	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards	44	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary and Treasurer
Carolyn S. Middleton	52		Vice President and Chief Lending
			Officer
Dalen D. Harrison	45		Vice President
Sandra K. Steffeney	56		Vice President
Richard D. Pickett	55		Vice President
Waylin L. McCurley	30		Vice President
John T. Terrien	54		Vice President

        Biographical Information

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

        John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank. Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995. He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs. After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987. His financial institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company. He is a member of the Tacoma Rotary #8, is a board member of the Washington Financial League and Tacoma Goodwill Industries, is a past board member and treasurer of the United Way of Pierce County, and serves on various citizen committees of the Tacoma School District. Mr. Hall is also a director and the President of Rainier Pacific Bank's subsidiary Support Systems, Inc, and a Trustee of the Rainier Pacific Foundation.


        Victor J. Toy is Senior Vice President and Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank. Mr. Toy joined Rainier Pacific Bank's predecessor in 1991. Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley. He has 21 years of financial services experience. Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million to $750 million located in Washington State. Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, shareholder relations, and marketing. Mr. Toy is also a director of Rainier Pacific Bank's subsidiary Support Systems, Inc. and a Trustee of the Rainier Pacific Foundation.

        Joel G. Edwards is Vice President, Chief Financial Officer and Treasurer of Rainier Pacific Financial Group, and Vice President, Chief Financial Officer, Treasurer, and Secretary of Rainier Pacific Bank. Mr. Edwards joined Rainier Pacific Bank's predecessor in 1996. He holds a Bachelor of Arts degree in Business and Economics and a Masters of Business Administration from Eastern Washington University, is an inactive certified public accountant (CPA), and is a member of the Washington Society of CPAs and the American Institute of CPAs. Prior to joining Rainier Pacific Bank, Mr. Edwards was the president of the Washington Credit Union Share Guaranty Association. He also served the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy. Mr. Edwards's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include finance, accounting, facilities, and purchasing. Mr. Edwards is also a director of Rainier Pacific Bank's subsidiary Support Systems, Inc.

        Carolyn S. Middleton is Vice President and Chief Lending Officer of Rainier Pacific Bank. Ms. Middleton joined Rainier Pacific Bank's predecessor in 1991. Ms. Middleton has worked in the consumer lending arena for 30 years specializing in mortgage and consumer lending. She holds a Certified Credit & Collection Executive designation from the International Credit Association and a Certified Commercial Real Estate Underwriter designation from the Mortgage Banker's Association. Prior to joining Rainier Pacific Bank, Ms. Middleton was the director of loan services and security officer for the largest credit union in the State of Oregon, and worked in the collection and legal departments of a national consumer products retailer. Ms. Middleton is an active member of the Society of Certified Credit Executives and served on Credit Union National Association's Lending Council. Ms. Middleton is also an active member and past president of the Northwest Fraud Investigators Association. Ms. Middleton's primary areas of responsibility at Rainier Pacific Bank include real estate and consumer lending and collections.

        Dalen D. Harrison is Vice President of Rainier Pacific Bank. Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994. Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College. Ms. Harrison has over 20 years of financial services experience. Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union. Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization. Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the sales and service activities of the 12 branch retail network, consumer banking support, and Internet and call center delivery channels. Ms. Harrison is also a director of Rainier Pacific Bank's subsidiary Support Systems, Inc. and a Trustee of the Rainier Pacific Foundation.

        Sandra K. Steffeney is Vice President of Rainier Pacific Bank. Ms. Steffeney joined Rainier Pacific Bank's predecessor in 2000. Ms. Steffeney has over 30 years of experience in the financial services industry, concentrated in the insurance and investment securities business. She is a Chartered Life Underwriter (CLU); Certified Financial Planner (CFP); and holds National Association of Securities Dealers (NASD) investment advisor (Series 65), securities principal (Series 24), securities agent (Series 63) and securities representative (Series 7) licenses. Ms. Steffeney is also a member of several professional associations relative to her certifications and licenses. Prior to joining Rainier Pacific Bank, she was district manager of an insurance company subsidiary and vice president of a broker-dealer subsidiary of a national financial services holding company. Ms. Steffeney was also co-owner of a local financial planning practice. Ms. Steffeney's primary area of responsibility at Rainier Pacific


Bank is to manage the operations of Rainier Pacific Bank's wholly-owned subsidiary, Support Systems, Inc, which is principally engaged in insurance and investment services.

        Richard D. Pickett joined Rainier Pacific Bank as a Vice President responsible for the Bank's business banking services in 2004. Mr. Pickett has 30 years of experience in the financial services industry, concentrated in the business banking field and executive bank management. Mr. Pickett holds a Bachelor of Arts degree in Business Administration from Washington State University, and graduated with honors from the Pacific Coast Banking School at the University of Washington. Prior to joining Rainier Pacific Bank, he was employed by Valley Bank in Auburn, Washington, as its President and Chief Executive Officer. Prior to joining Valley Bank in 1999, Mr. Pickett was employed by Bank of America (and its regional predecessor, Seattle First National Bank) since 1974, as a Commercial Underwriting Team Leader and Credit Administrator.

        Waylin L. McCurley is Vice President of Rainier Pacific Bank. Mr. McCurley joined Rainier Pacific in 1999, and was promoted to Vice President of Human Resources and Development in 2004. He holds a Bachelor of Arts degree in Chemistry from New York University (NYU), is certified as a Senior Professional in Human Resources with the Society of Human Resources Management, serves on the Washington Banker's Association Human Resources and Education Committees, and is matriculated in the University of Washington's Pacific Coast Banking School. He has over five years of financial services experience. Prior to joining Rainier Pacific Bank, Mr. McCurley worked in an executive recruiting firm. Mr. McCurley's primary areas of responsibility include Human Resources, Training, and Development.

        John T. Terrien is Vice President of Rainier Pacific Bank. Mr. Terrien joined Rainier Pacific Bank in 2004 and has over 30 years experience in information systems, including 20 years managing information technology and information services organizations. He is past president of the South Sound Chapter of the Washington Software Alliance, has served in multiple capacities on the board of the South Sound Technology Conference, and is past president of the Sunrisers Toastmasters Club in Tacoma. Prior to joining Rainier Pacific Bank, Mr. Terrien served as Technical Services Manager at the Russell Company, where he managed the design, deployment, and operation of Russell Company's global information technology infrastructure and network. Previously, he served in a similar capacity for Reliance Insurance Group. Mr. Terrien is responsible for all information technology, application development, and telecommunications activities at Rainier Pacific Bank

Item 2. Properties

        At December 31, 2004, we had 12 full service branch offices, all of which we own except for our Gig Harbor North branch, and the land upon which our 320th Street branch in the City of Federal Way is located. On December 6, 2004, we opened our new administrative offices located in Tacoma, Washington. In 1999 and 2002, the Bank purchased approximately 32,000 feet of property in downtown Tacoma, Washington with the intention of constructing a mixed-use office/retail building. The new corporate office building was completed in December 2004 and contains approximately 60,000 square feet of mixed-use office and retail space, with the Bank now occupying approximately 60% of the space. Approximately 20% of the remaining space is under lease by retail tenants and the remaining 20% of available office space is expected to be leased by the end of second quarter 2005. See Note 5 of the Notes to Consolidated Financial Statements in included in Item 8 of this report for additional information. Our new administrative office located in Tacoma replaced our administrative office space that we leased in Fife, Washington until December 2004. In addition, the net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was approximately $31.7 million at December 31, 2004. The net book value of the data processing and computer equipment utilized by us at December 31, 2004 was approximately $3.0 million.


        The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date

Rainier Pacific Bank

ADMINISTRATIVE OFFICES: 1498 Pacific Avenue, Suite 400 Tacoma, WA 98402	Owned	N/A

BRANCH OFFICES:

Canyon 11821 Canyon Road East Puyallup, WA 98373	Owned	N/A

Downtown Tacoma 1498 Pacific Avenue Tacoma, WA 98402	Owned	N/A

Gig Harbor* 3123 56th St. Ct. NW Gig Harbor, WA 98335	Owned	N/A

Gig Harbor North 4949 Borgen Blvd., Suite 101 Gig Harbor, WA 98332	Leased	12/31/2007

Lakewood 6015 100th SW Lakewood, WA 98499	Owned	N/A

Meridian* 17510 Meridian East Puyallup, WA 98373	Owned	N/A

Pearl 1211 South Pearl Street Tacoma, WA 98465	Owned	N/A

South Hill* 109 35th Avenue SE Puyallup, WA 98371	Owned	N/A

Spanaway* 16120 Pacific Avenue Spanaway, WA 98387	Owned	N/A

Twin Lakes* 33650 21st Avenue SW Federal Way, WA 98023	Owned	N/A

Location	Leased or Owned	Lease Expiration Date

University Place* 4704 Bridgeport Way W University Place, WA 98466	Owned	N/A

Federal Way* (1) 1900 South 320th Federal Way, WA 98003	Leased	12/31/2018
________________
*       Drive-up ATM available.
(1)    This branch opened for business on January 20, 2004 and was constructed by the Bank on leased land within a shopping center.

Item 3. Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2004, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq National Market under the symbol "RPFG." As of December 31, 2004, there were 7,672,260 shares of common stock issued and we had approximately 1,352 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

        Dividend payments by Rainier Pacific Financial Group depend primarily on dividends it receives from Rainier Pacific Bank. Under federal regulations, the dollar amount of dividends Rainier Pacific Bank may pay depends upon its capital position and recent net income. Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets. See Item 1, "Business -- How We Are Regulated -- Regulation and Supervision of Rainier Pacific Financial Group -- Dividends."

        The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the year ended December 31, 2004. The Company began trading on the Nasdaq Stock Market on October 21, 2003. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

	High	Low	Dividends

Fiscal 2004

January 1 - March 31	$16.56	$15.64	$0.050
April 1 - June 30	16.55	15.22	0.050
July 1 - September 30	18.35	16.16	0.055
October 1 - December 31	18.30	17.20	0.055

Fiscal 2003

October 21 - December 31	$17.05	$15.50	$0.000

Stock Repurchases

        On May 17, 2004, the Company announced a plan to repurchase 4%, or 337,714 shares, of the Company's common stock to fund the 2004 Management Recognition Plan, which was completed on June 22, 2004 with the repurchase of these shares at an average price of $16.21 per share. On July 21, 2004, the Company announced its first general repurchase plan to purchase 390,701 shares. The repurchase was completed on October 15, 2004 at an average price of $17.04. On October 20, 2004, the Company announced its second plan to repurchase 5%, or 371,915 shares, of the Company's common stock, which was completed on December 17, 2004 with the repurchase of these shares at an average price of $17.79 per share. On December 22, 2004, the Company announced its third repurchase program for the repurchase of 5%, or 353,860 shares, of the Company's common stock. As of


December 31, 2004, the Company had repurchased a total of 1,103,880 of its shares at an average price of $17.04 per share, which represents 13.07% of the 8,442,840 shares that were issued when the Company went public in October 2003. At December 31, 2004, the Company had a remaining authorization of 350,310 shares under its third repurchase plan.

        The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended December 31, 2004

			Total Number
			of Shares	Maximum
			Purchased as	Number
	Total		Part of	of Shares that
	Number of	Average	Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plans

October 1 - October 31	211,701	$17.76	211,701	158,600

November 1 - November 30	92,150	17.73	92,150	121,165

December 1 - December 31	124,715	17.88	124,715	350,310

Total	428,566	$17.79	428,566

        On February 15, 2005, the Company announced the completion of its third repurchase program of 353,860 of its shares at an average price of $17.70 per share. The Company announced its intention to purchase an additional 5% of its outstanding shares (336,400) on February 16, 2005. This fourth repurchase plan is expected to be completed within six months of the announcement date.


Item 6. Selected Financial Data

        The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION	2004	2003	2002	2001	2000
DATA:	(In Thousands)

Total assets	$751,776	$685,295	$499,457	$464,674	$383,127
Investment securities	83,537	93,410	49,635	46,168	75,681
Mortgage-backed securities	107,439	100,518	52,362	73,209	534
Loans, net	493,738	439,320	360,336	315,197	269,509
Deposits	344,916	315,380	289,460	311,856	280,978
Borrowed funds	295,722	237,105	156,793	105,351	62,920
Total shareholders' equity	98,806	114,557	42,212	37,430	32,304

	Year Ended December 31,
OPERATING DATA:	2004	2003	2002	2001	2000
	(In Thousands)

Interest income	$40,055	$38,092	$34,251	$33,611	$30,056
Interest expense	11,775	11,167	11,983	16,221	15,707
Net interest income	28,280	26,925	22,268	17,390	14,349

Provision for loan losses	2,700	4,500	3,525	4,400	1,680

Net interest income after
provision for loan losses	25,580	22,425	18,743	12,990	12,669

Non-interest income	8,014	7,163	8,216	7,149	5,450
Non-interest expense	28,757	33,488	20,437	17,776	14,853

Income (loss) before provision for
federal income tax	4,837	(3,900)	6,522	2,363	3,266
Provision for federal income tax
expense (benefit) (1)	1,210	(1,353)	2,228	(1,352)	--

Net income (loss) (2)	$ 3,627	$(2,547)	$ 4,294	$ 3,715	$ 3,266
_______________
(1)	During 2001, Rainier Pacific Bank recorded a deferred tax credit of $2.2 million, as a result of its conversion from a non-taxable entity to a taxable entity. The tax expense for 2001 on pre-tax income of $2.4 million was $808,000, which reduced the deferred tax credit to $1.4 million. See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(2)	On January 1, 2001, Rainier Pacific Bank completed its conversion from a credit union and commenced operations as a taxable mutual savings bank. If Rainier Pacific Bank had been subject to federal income taxes for the fiscal years ended December 31, 2000, income tax expense would have been approximately $1.1 million, and net income would have been approximately $2.2 million.


	At December 31,
OTHER DATA:	2004	2003	2002	2001	2000

Number of:
Consumer loans outstanding	23,062	23,492	19,318	20,852	22,382
Real estate loans outstanding	1,197	1,440	1,129	1,095	1,111
Deposit accounts	44,009	47,980	52,048	58,035	65,237
Full-service offices	12	11	11	10	10

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2004	2003	2002	2001	2000

Performance Ratios:
Return on assets (1)	0.49%	(0.39)%	0.90%	0.87%	0.89%
Return on equity (2)	3.33	(4.20)	10.77	10.43	10.82
Equity-to-asset ratio (3)	14.82	9.33	8.36	8.35	8.25
Interest rate spread (4)	3.76	4.21	4.51	3.75	3.60
Net interest margin (5)	4.08	4.41	4.84	4.23	4.13
Average interest-earning assets to
average interest-bearing liabilities	118.92	106.53	112.43	112.23	111.50
Efficiency ratio (6)	79.23	98.24	67.04	72.44	75.02
Non-interest expenses as a
percent of average total assets	3.91	5.15	4.28	4.17	4.06

Capital Ratios:
Tier 1 leverage	13.02	16.01	8.44	8.25	8.84
Tier 1 risk-based	18.67	24.63	12.16	11.93	12.24
Total risk-based	19.93	25.89	13.42	13.18	13.36

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (7)	0.06	0.11	0.14	0.26	0.33
Non-performing assets as a
percent of total assets	0.05	0.13	0.18	0.20	0.30
Allowance for losses as a percent
of total loans (7)	1.79	1.84	1.66	1.48	1.09
Allowance for losses as a percent
of non-performing loans	2,964.03	1,734.11	1,200.00	575.67	326.98
Net charge-offs to average
outstanding loans	0.41	0.57	0.65	0.90	0.51
_______________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(6)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(7)	Total loans are net of deferred fees and costs.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

General

        Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowed funds). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, and investment and insurance commissions. Our results of operations are also affected by our provisions for loan losses and non-interest expenses. Non-interest expenses consist primarily of compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

        Our business consists primarily of establishing deposit and lending relationships with consumers in our primary service areas of Pierce County and the City of Federal Way. We have expanded our products, services and delivery capabilities during the past decade to encompass a full range of loan and deposit services. Our products and services are provided in a manner that enables "high-touch" delivery through personalized service at any of our 12 full-service branch offices, through our call center, or through the Internet banking delivery channel and other automated banking services.

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


        Operating as a savings bank, we are committed to providing a network of branch offices and proprietary automated teller machines that enable our customers to access our services within 15 minutes from essentially anywhere in Tacoma-Pierce County. We currently have 12 full-service branch offices and 20 automated teller machines located throughout Pierce County and the City of Federal Way.

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

        We provide additional services through the Bank's wholly-owned subsidiary, Support Systems, Inc. Support Systems, Inc.'s mission is to provide value-added products and services to our customers. The key business lines of the subsidiary include financial planning and non-insured investment product sales through our operating unit, Rainier Pacific Financial Services; and the offering of property and casualty and life insurance products through a second operating unit, Rainier Pacific Insurance Agency.

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

        We believe that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about future losses on loans; and (2) the impact of a sudden large loss could significantly reduce the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

        Our methodology for assessing the appropriateness of the allowance consists of three key elements: the formula allowance, specific allowance, and general allowance.

        We review the consumer and residential loan portfolios as pools of loans since no single loan is individually significant. The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, regulatory and internal credit grading and classification systems, and general economic conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date.

        We determine the specific allowance through the evaluation of commercial real estate and commercial business loans for impairment on a pool basis and on an individual basis once a loan is deemed impaired. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in


the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

        The conditions evaluated in connection with the general allowance include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in a particular segments of the portfolio and the duration of the current business cycle. The general allowance addresses risks in the portfolio that are not specifically associated with a pool or individual loan but exist due to changes in economic conditions, rapid loan portfolio growth, changes in credit underwriting, weakness in specific loan markets, unseasoned nature of loan portfolio, and new loan products.

        Our asset liability management committee (primarily consisting of senior management) reviews and analyzes the loan portfolio, charges-offs, and allowance on a quarterly basis. Management then discusses the development and calculation of this critical accounting estimate with the loan and investment committee of our board of directors. During 2004, the majority of the audit committee members were also members of the loan and investment committee. The audit committee of our board of directors also reviews the company's disclosures including this critical accounting estimate.

        We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2004 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the growth, unseasoned loans, and the current economic environment. In the review, we determined that the allowance was adequate at 1.79% of gross loans, or $9.0 million. The allowance was 1.84% of gross loans or $8.2 million at December 31, 2003. In 2004, the loan portfolio grew 12.3% to $502.7 million at December 31, 2004 from $447.6 million at December 31, 2003. The strong portfolio growth in the last few years has resulted in a relatively unseasoned loan portfolio which has the potential for increased loan losses. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At December 31, 2004, the multi-family and commercial real estate portfolios totaled $270.9 million up from $182.0 million, $135.2 million, and $79.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. In September 2002, the Bank started making one- to four-family real estate construction loans and as of December 31, 2004, real estate construction loans totaled $16.2 million. The increase in the allowance is primarily attributable to the substantial growth in the loan portfolio and the somewhat unseasoned nature of significant portions of the portfolio, which have occurred in an improving economic environment.

        The Bank recorded net charge-offs of $2.0 million, $2.3 million, $2.2 million, $2.6 million and $1.4 million during the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Consumer loans (including home equity) totaled $115.6 million or 23.0% of the loan portfolio at December 31, 2004. Consumer loans, including home equity loans, account for essentially all of the Bank's charge-offs. Based on historical trends and underwriting standards, we anticipate charge-offs to be similar or moderate slightly in 2005 compared to 2004 levels, as the consumer loan portfolio declines in both percentage and dollar terms.

        The provision for loan losses has fluctuated depending on the growth of the loan portfolio and the level of charge-offs, especially during weak economic times. The provision for loan losses was $2.7 million, $4.5 million, $3.5 million, $4.4 million and $1.7 million for the years ended 2004, 2003, 2002, 2001 and 2000, respectively. If management's estimate of the allowance deviated by plus or minus 20% then the $9.0 million allowance would either decrease to $7.2 million or increase to $10.8 million. The provision for loan losses would then subsequently decrease or increase by $1.8 million. Accordingly, net income would increase or decrease by $1.2 million after federal income taxes.

Critical Accounting Policies

        The Company's significant accounting principles are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in


conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

        Allowance for Loan Losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Loans are charged-off to the allowance for loan losses when the Company repossesses the collateral or the account is otherwise deemed uncollectible. The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its loan portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed the estimates.

        Investments. The Company classifies its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. The fair value of financial instruments is discussed in more detail in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

        General. Total assets increased by $66.5 million, or 9.7%, to $751.8 million at December 31, 2004 from $685.3 million at December 31, 2003. This increase reflects growth in our net loan portfolio of $54.4 million to $493.7 million from $439.3 million, and an increase of $13.5 million in premises and equipment, net. To fund the increase in assets, Federal Home Loan Bank of Seattle advances increased $58.6 million to $295.7 million from $237.1 million, and deposits increased $29.5 million to $344.9 million from $315.4 million, while shareholders' equity decreased $15.8 million to $98.8 million from $114.6 million.

        Assets. Our net loan portfolio increased $54.4 million or 12.4%, to $493.7 million at December 31, 2004 from $439.3 million at December 31, 2003. This increase was primarily attributable to increases in loans secured by the real estate loan portfolio. The largest contributors were the non-residential commercial real estate portfolio which increased $49.8 million, or 52.5%, from $94.9 million to $144.7 million and the multi family real estate portfolio which increased $39.1 million, or 44.9%, from $87.1 million to $126.2 million. Other increases in the loan portfolio were generated in the real estate construction portfolio which increased $7.8 million, or 92.9%, to $16.2 million from $8.4 million, and the commercial/business loan portfolio which increased $1.6 million, or 133.3%, to $2.8 million from $1.2 million. These increases in the portfolio were partially offset by declines in the consumer


loan portfolio of $14.3 million, or 11.0%, to $115.6 million from $129.9 million, and one-to-four family residential loans which decreased $28.7 million, or 22.7%, to $97.5 million from $126.2 million.

        Our investment securities portfolio (including mortgage-backed securities) decreased slightly by $2.9 million, or 1.5%, to $191.0 million at December 31, 2004 from $193.9 million at December 31, 2003. Mortgage backed securities increased $6.7 million and bank trust preferred securities $13.9 million, while corporate securities declined $10.6 million. All other securities, net, decreased $12.9 million.

        Premises and equipment increased $13.4 million primarily due to the substantial completion and occupancy of a new mixed office/retail building in December 2004 which houses our administrative offices and a full service branch office.

        Deposits. Our deposits increased $29.5 million, or 9.4%, to $344.9 million at December 31, 2004 from $315.4 million at December 31, 2003. The growth resulted from increases in interest bearing deposits of $28.3 million, to $315.3 million, from $287.0 million, and non-interest bearing deposits of $1.3 million, to $29.7 million, from $28.4 million for the same time period. Our deposit mix at the end of the year included 57.0% of relatively stable low-cost checking, savings, money market, and individual retirement accounts.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $58.6 million to $295.7 million at December 31, 2004 from $237.1 million at December 31, 2003. We used the borrowed funds primarily for both short- and long-term funding of loans and investment securities, as part of our capital and interest rate risk management strategies. We borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to increase interest-earning assets and enhance earnings in connection with leveraging capital to increase our net interest income.

        Capital. Total shareholders' equity decreased $15.8 million, or 13.8%, to $98.8 million at December 31, 2004 from $114.6 million at December 31, 2003. Our capital-to-assets ratio under generally accepted accounting principles was 13.14% at December 31, 2004 compared to 16.72% at December 31, 2003. The decrease in our capital and capital-to-assets ratio was a result of the decline in shareholders' equity year over year, combined with our increase in total assets. The decline in equity was primarily the result of our repurchase of 1.1 million of our outstanding common shares at an average price of $17.04 and a total cost of $18.9 million. In addition, we paid $1.7 million in cash dividends to shareholders of record or $0.21 per share in 2004.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003.

        General. Our net income increased $6.1 million to $3.6 million in net income for the year ended December 31, 2004 compared to a net loss of $2.5 million for the year ended December 31, 2003. The increase in net income resulted primarily from a $4.7 million decrease in non-interest expense (substantially due to the contribution to the Rainier Pacific Foundation that took place in 2003 and did not reoccur in 2004) a $1.4 million increase in net interest income, a $851,000 increase in non-interest income, a $1.8 million decrease in the provision for loan losses, and a $2.5 million increase in provision for federal income tax expense.

        Net Interest Income. Our total net interest income increased $1.4 million, or 5.2%, to $28.3 million for the year ended December 31, 2004 from $26.9 million for the year ended December 31, 2003. The change in net interest income resulted from increased interest income of $2.0 million, or 5.2%, somewhat offset by an increase in interest expense of $608,000, or 5.4%. Our interest rate spread decreased to 3.76% from 4.21%, or 45 basis points, for the year ended December 31, 2004 compared to December 31, 2003. The increase in interest income was primarily attributable to an $85.3 million increase in the average balance of interest earning assets and an overall decrease in the cost of interest-bearing liabilities, which declined to 2.01% from 2.04%.

        Interest Income. Our interest income increased $2.0 million, or 5.2%, to $40.1 million for the year ended December 31, 2004 from $38.1 million for the year ended December 31, 2003. Interest earned on loans for the years ended December 31, 2004 and 2003 was $31.9 million and $30.5 million, respectively. The average yield on total


loans was 6.73% for the year ended December 31, 2004 compared to 7.43% for the same period in 2003, reflecting lower market rates of interest in 2004. The average balance of total loans increased $63.7 million to $473.7 million for the year ended December 31, 2004 from $410.0 million for the year ended December 31, 2003.

        Interest income on investment securities (including mortgage-backed securities) increased $886,000, or 12.8%, to $7.8 million for the year ended December 31, 2004 from $6.9 million for the year ended December 31, 2003 as a result of a higher average balance. The average yield on investments declined to 3.76% compared to 4.14% for the year ended December 31, 2004 and 2003, respectively. The average balance of investment securities for the years ended December 31, 2004 and 2003 was $207.6 million and $170.5 million, respectively.

        Interest expense. Our interest expense increased $608,000, or 5.4%, to $11.8 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003. We attribute this increase primarily to higher average balances of borrowed funds and modestly higher costs of deposits. The cost of deposits increased 10 basis points from 1.17% for the year ended December 31, 2003 to 1.27% for the year ended December 31, 2004, while the cost of borrowed funds decreased 79 basis points from 3.63% for the year ended December 31, 2003 to 2.84% for the year ended December 31, 2004.

        Interest expense on borrowed funds increased $839,000, or 11.9%, to $7.9 million for the year ended December 31, 2004 from $7.0 million for the year ended December 31, 2003. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $276.6 million and $195.5 million for the years ended December 31, 2004 and 2003, respectively. The higher level of borrowed funds in 2004 was used to fund the increase in the Company's interest-earning assets.

        Provision for Loan Losses. Our provision for loan losses decreased $1.8 million, or 40.0%, to $2.7 million for the year ended December 31, 2004 from $4.5 million for the year ended December 31, 2003. The allowance for loan losses as a percent of total loans decreased to 1.79% at December 31, 2004 from 1.84% at December 31, 2003. At December 31, 2004, the allowance for loan losses totaled $9.0 million as compared to $8.2 million at December 31, 2003. The provision was lower due to improved credit quality of the loan portfolio and was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address both the $55.1 million increase in total loans in 2004 and the inherent credit risk in the loan portfolio.

        Non-interest Income. Our non-interest income increased $851,000, or 11.9%, to $8.0 million for the year ended December 31, 2004 from $7.2 million for the year ended December 31, 2003. The increase is primarily a result of an increase in gain on sale of premises and equipment of $822,000 and an increase in deposit service fees of $679,000, somewhat offset by a decline in the gain on sale of loans of $493,000.

        Non-interest Expense. Non-interest expense decreased $4.7 million, or 14.0%, to $28.8 million for the year ended December 31, 2004 from $33.5 million for the year ended December 31, 2003. This was primarily attributable to a one-time contribution to the Rainier Pacific Foundation that took place in 2003 for $6.3 million. Other changes include a $2.5 million decrease in outside and professional services, an increase in office operations expense of $1.5 million, and an increase of $1.1 million in other operating expense.

        Our outside and professional services decreased $2.5 million, or 46.3%, to $2.9 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31, 2003 primarily related to higher professional service and consulting costs in the prior year as a result of implementing our technology initiative by installing our new information systems in December 2003. Also contributing to this decrease was a decline in Sarbanes Oxley related expenses which were $267,000 for the year ended December 31, 2004, compared to $420,000 for the year ended December 31, 2003.

        Office operations expense increased $1.5 million, or 41.7%, to $5.1 million for the year ended December 31, 2004 from $3.6 million for the year ended December 31, 2003 primarily related to depreciation expense on our new information system as a result of the implementation of our technology initiative.


        Other operating expense increased $1.1 million, or 56.8%, primarily as a result of increased operational losses of $566,000 due to non-recurring processing errors and write-offs from the Bank's new technology system and misappropriation of funds by a Bank employee. No officers or other employees were involved in the misappropriation. Business and Occupation ("B&O") taxes also increased $223,000 primarily as a result of an assessment for $157,000, representing taxes and penalties for the four years ended December 31, 2003.

        Provision for Federal Income Tax Expense/Benefit. Our income tax expense increased $2.5 million, or 192.3%, to an expense of $1.2 million for the year ended December 31, 2004 from a tax benefit of $1.3 million for the year ended December 31, 2003. The $1.3 million tax benefit in 2003 was a result of our one-time $6.3 million contribution to the Rainier Pacific Foundation. The Bank decreased its provision for federal income taxes by $400,000 for the year ended 2004 due primarily to research and experimentation credits which the Bank qualified for as a result of its technology initiative.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

        General. Our net income decreased $6.8 million to a loss of $2.5 million for the year ended December 31, 2003 from $4.3 million in net income for the year ended December 31, 2002. The decrease in net income resulted from an increase in non-interest expense, primarily from the contribution to the Rainier Pacific Foundation, offset partially by higher interest income and a tax benefit.

        Net Interest Income. Our total net interest income increased $4.6 million, or 20.6%, to $26.9 million for the year ended December 31, 2003 from $22.3 million for the year ended December 31, 2002. The change in net interest income resulted from increased interest income of $3.8 million, or 11.1%, and a decrease in interest expense of $816,000, or 6.7%. Our interest rate spread decreased to 4.21% from 4.51%, or 30 basis points, for the year ended December 31, 2003 compared to December 31, 2002. The increase in interest income was primarily attributable to a $148.9 million increase in the average balance of interest-earning assets and an overall decrease in the cost of funds, which declined to 2.04% from 2.93%.

        Interest Income. Our interest income increased $3.8 million, or 11.1%, to $38.1 million for the year ended December 31, 2003 from $34.3 million for the year ended December 31, 2002. Interest earned on loans for the years ended December 31, 2003 and 2002 was $30.5 million and $27.9 million, respectively. The average yield on total loans was 7.43% for the year ended December 31, 2003 compared to 8.20% for the prior year, reflecting lower market rates of interest in 2003. The average balance of total loans increased $69.6 million to $410.0 million for the year ended December 31, 2003 from $340.4 million for the year ended December 31, 2002.

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

        Interest Expense. Our interest expense decreased $816,000, or 6.7%, to $11.2 million for the year ended December 31, 2003 from $12.0 million for the year ended December 31, 2002. We attribute this decrease primarily to lower interest rates on deposit accounts. Rates on interest-bearing liabilities decreased to 2.04%, or 89 basis points, for the year ended December 31, 2003 from 2.93% for the year ended December 31, 2002, reflecting generally lower market rates of interest in 2003.

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


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

        Provision for Federal Income Tax Expense/Benefit. Our income tax expense decreased $3.6 million, or 163.6%, to a tax benefit of $1.3 million for the year ended December 31, 2003 compared to expense of $2.2 million for the year ended December 31, 2002.


Average Balances, Interest and Average Yields/Costs

        The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)

INTEREST-EARNING ASSETS
Loans receivable	$473,718	$31,886	6.73%	$409,956	$30,465	7.43%	$340,369	$27,898	8.20%
Mortgage-backed securities	110,423	4,180	3.79	83,316	3,594	4.31	59,322	3,272	5.52
Investment securities	97,205	3,627	4.73	87,138	3,326	3.82	52,743	2,622	4.97
Federal Home Loan Bank stock	12,582	354	2.81	9,472	521	5.50	7,166	445	6.21
Interest-bearing deposits in other
banks	713	8	1.12	19,415	186	0.96	791	14	1.77
Total interest-earning assets	694,641	40,055	5.77	609,297	38,092	6.25	460,391	34,251	7.44

Non-interest-earning assets	40,571			40,757			16,925

Total assets	$735,212			$650,054			$477,316

Interest-bearing liabilities:
Savings accounts	$ 44,688	159	0.36	$ 56,973	235	0.41	$ 38,200	274	0.72
Interest-bearing checking
accounts	15,862	35	0.22	46,162	151	0.33	21,281	210	0.99
Money market deposit accounts	90,570	961	1.06	91,145	732	0.80	58,576	803	1.37
Certificates of deposit	156,440	2,757	1.76	158,471	3,025	1.91	153,543	4,624	3.01
Total deposits	307,560	3,912	1.27	352,751	4,143	1.17	271,600	5,911	2.18

Federal Home Loan Bank
advances (2)	276,585	7,863	2.84	195,519	7,024	3.63	137,907	6,072	4.40

Total interest-bearing liabilities	584,145	11,775	2.01	548,270	11,167	2.04	409,507	11,983	2.93

Non interest bearing liabilities:
Non-interest bearing checking	27,555			23,804			21,433
Other	14,432			17,348			6,495

Total non-interest-bearing liabilities	41,987			41,152			27,928

Total liabilities	626,132			589,422			437,435

Equity	109,080			60,632			39,881

Total liabilities and equity	$735,212			$650,054			$477,316

Net interest income		$28,280			$26,925			$22,268
Interest rate spread			3.76%			4.21%			4.51%
Net interest margin (3)		4.08%			4.41%			4.84%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	118.92%			111.07%			112.43%

(footnotes on following page)


_______________________
(1)	Average total loans includes non-performing loans and is net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
(2)	The 2004, 2003 and 2002 interest expense was reduced by a capitalized interest credit of $211,000, $80,000 and $70,000, respectively.
(3)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

        The following table sets forth, for the periods and at the dates indicated, the weighted average yields earned on Rainier Pacific Bank's assets, the weighted average interest rates paid on Rainier Pacific Bank's liabilities, together with the net yield on interest-earning assets.

	At December 31,	Year Ended December 31,
	2004	2004	2003	2002
Weighted average yield on:
Total loans (1)	6.49%	6.73%	7.43%	8.20%
Mortgage-backed securities	3.61	3.79	4.31	5.52
Investment securities	4.07	4.73	3.82	4.97
Federal Home Loan Bank stock	1.63	2.81	5.50	6.21
Interest-bearing deposits in other banks	2.12	1.12	0.96	1.77
Total interest-earning assets	5.67	5.77	6.25	7.44

Weighted average rate paid on:
Savings accounts	0.35	0.36	0.41	0.72
Interest-bearing checking accounts	0.33	0.22	0.33	0.99
Money market deposit accounts	1.26	1.06	0.80	1.37
Certificates of deposit	2.00	1.76	1.91	3.01
Total average deposits	1.45	1.27	1.17	2.18
Federal Home Loan Bank advances	3.22	2.84	3.63	4.40
Total interest-bearing liabilities	2.30	2.01	2.04	2.93

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	3.37%	3.76%	4.21%	4.51%

Net interest margin (2)	N/A	4.08%	4.41%	4.84%
________________
(1)	Weighted average rate earned on loans does not include a yield adjustment for deferred loan fees/costs at December 31, 2004. Earnings from the amortization of net loan fees was included in the weighted average rate calculations for the years ended December 31, 2004, 2003 and 2002. Total loans used to calculate yield are net of deferred fees and costs.
(2)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to				Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume (1)	Total	Volume	Rate	Volume (1)	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net (2)	$4,738	$(2,870)	$(447)	$1,421	$5,724	$(2,621)	$ (536)	$2,567
Mortgage-backed securities	1,169	(441)	(142)	586	1,330	(718)	(290)	322
Investment securities	386	(77)	(8)	301	1,707	(607)	(396)	704
Federal Home Loan Bank stock	171	(255)	(83)	(167)	143	(51)	(16)	76
Interest-bearing deposits in
other banks	(180)	31	(29)	(178)	329	(6)	(151)	172

Total net change in income on
interest-earning assets	$6,284	$(3,612)	$(709)	1,963	$9,233	$(4,003)	$(1,389)	3,841

Interest-bearing liabilities:
Savings accounts	$ (50)	$ (34)	$ 8	(76)	$ 137	$ (118)	$ (58)	(39)
Interest-bearing checking
accounts	(100)	(50)	34	(116)	245	(140)	(164)	(59)
Money market deposit accounts	(6)	236	(1)	229	450	(334)	(187)	(71)
Certificates of deposit	(37)	(236)	5	(268)	144	(1,689)	(54)	(1,599)
Total deposits	(193)	(84)	46	(231)	976	(2,281)	(463)	(1,768)
Federal Home Loan Bank
advances	2,911	(1,465)	(607)	839	2,536	(1,117)	(467)	952

Total net change in expense on
interest-bearing liabilities	$2,718	$(1,549)	$(561)	608	$3,512	$(3,398)	$ (930)	(816)

Net change in net interest income				$1,355				$4,657
____________
(1)	Changes attributable to the combined impact of volume and rate have not been allocated to the specific changes due to volume and rate. If such changes were to be allocated, they would be done so proportionately to the specific changes due to volume and rate.
(2)	Total loans are net of deferred fees and costs.

Asset and Liability Management and Market Risk

        General. Rainier Pacific Bank's board of directors has established an asset liability management policy to guide management in managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy includes the use of an asset liability management committee whose members primarily consist of the members of senior management. The committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and board-approved policies. The asset and liability management committee meets twice a month to review various areas including:


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

        Risks to Us When Interest Rates Change. One of our primary financial objectives is to generate ongoing profitability. The largest contributor to our profitability is net interest income. Net interest income is the difference between the income we receive on loans and investments and the costs we pay on deposits and borrowed funds. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that Rainier Pacific Bank holds, as well as the associated yields and costs.

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

        How We Measure the Risk of Interest Rate Changes. We monitor the Bank's interest rate sensitivity on a monthly basis through the use of income simulations using internally managed forecasting software and we measure our interest rate sensitivity on a quarterly basis through a service offered by the Federal Home Loan Bank of Seattle. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest


rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

        The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data from the Federal Home Loan Bank of Seattle to determine prepayments and maturities of loans, investments and borrowings, and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

        The following table illustrates the change in the Bank's net interest income at December 31, 2004 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

	Net Interest Income
Basis Point
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

400	$16,687	$(6,665)	(28.54)%
300	18,711	(4,641)	(19.87)
200	20,688	(2,664)	(11.41)
100	22,147	(1,205)	(5.16)
0	23,352	--	--
(100)	23,608	256	1.09
(200)(2)	22,362	(990)	(4.24)
___________
(1)	Represents the decrease of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.
(2)	Changes in rates for minus (negative) 300 and 400 basis points were not included because many interest rates would become negative and are not indicative of a realistic interest rate scenario.


        The following table illustrates the change in the net portfolio value at December 31, 2004 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
	Net Portfolio Value (1)			Portfolio Value of Assets
Basis Point						Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
	(Dollars in Thousands)

400	$45,911	$(38,063)	(45.33)%	6.86%	(4.34)%	669,509
300	56,069	(27,906)	(33.23)	8.14	(3.05)	688,763
200	65,830	(18,144)	(21.61)	9.29	(1.90)	708,356
100	74,635	(9,339)	(11.12)	10.25	(0.95)	728,217
0	83,975	--	--	11.19	--	750,178
(100)	90,041	6,067	7.22	11.77	0.58	765,026
(200)(6)	92,439	8,465	10.08	11.97	0.78	772,098
____________

(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the decrease or increase in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value ratio").
(4)	Calculated as the decrease or increase in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value assuming no change in interest rates.
(5)	Market value of assets is calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.
(6)	Changes in rates for minus (negative) 300 and 400 basis points were not included because many interest rates would be negative and not indicative of a realistic interest rate scenario.

        Interest rates are close to historically low levels with most deposit rates below 2%. If interest rates were to rapidly decline from these historical lows, we may not be able to reduce the rates we pay on our deposits and borrowed funds (interest-bearing liabilities) as rapidly as the decline we may experience on the rates we earn on loans and investments (interest-earning assets). The difference between the rate we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities is referred to as interest rate spread.

        When interest rates decline by 200 basis points, our net interest income decreases because the rate we earn on our interest earning assets gradually decreases slower than the rate we pay on our interest-bearing liabilities due to their generally short-term repricing characteristics. Interest income would gradually decrease on our interest-earning assets because of their relatively longer-term structure and increased prepayment risks would emerge. However, because current interest rates are low, the rate we pay on the majority of our deposits cannot decline 200 basis points since most rates are already below the 2% level. In addition, our intermediate-term borrowings from the Federal Home Loan Bank of Seattle do not immediately reprice when interest rates decline. Because of the low rate environment, our interest rate spread narrows and so does our net interest income when rates decline 200 basis points or more.

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

        The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity. Our policy requires Rainier Pacific Bank to maintain adequate lines of credit in an amount equal to at least 10% of deposits. We can borrow for liquidity, loan and investment opportunities, and to enhance our interest rate risk management. Our policy requires Rainier Pacific Bank to maintain at least five percent of assets available in an unused line of credit and 20% of assets in the combination of an unused line of credit, interest-bearing deposits, available-for-sale investment securities, and readily saleable loans. At December 31, 2004, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 45.0% of total assets, with an unused portion of the line of credit amounting to 5.51% of total Bank assets. This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At December 31, 2004, we were in compliance with our collateral requirements, and 12.24% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we had 19.85% of total assets available through unused lines of credit, interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes, which is slightly below our internal requirement of 20%. Management took action in January 2005 to increase our liquidity above 20%.


        At December 31, 2004, certificates of deposits amounted to $152.9 million, or 44.3% of total deposits, including $144.7 million that are scheduled to mature by December 31, 2005. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker. Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of savings certificates to retain, increase, or decrease deposits in changing interest rate environments.

        At December 31, 2004, we had $1.1 million of net unrealized losses on securities classified as available-for-sale, or 1.1% of the $98.5 million carrying value of the related securities. Movements in market interest rates will affect the unrealized gains and losses on these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

Capital Resources

        Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of December 31, 2004, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all capital requirements. Total equity for the Bank was $84.5 million at December 31, 2004, or 11.29% of total assets on that date. The Bank's regulatory capital ratios at December 31, 2004 were as follows: Tier 1 leverage of 11.41%; Tier 1 risk-based capital of 16.35%; and total risk-based capital of 17.61%.

        We purchased approximately 32,000 square feet of property in downtown Tacoma in two phases in 1999 and 2002 to construct a mixed-use office/retail building. In December 2004, the building construction was substantially complete and the Company relocated its corporate and administrative offices to the new downtown Tacoma location. Capitalized expenditures for the building, improvements, furniture, and equipment related to this project primarily account for the $15.4 million increase in total premises and equipment. This capital investment directly reduces our net interest income, and this reduction is not projected to be offset by positive cash flows from the building until at least 2006. Our financial projections for the building incorporate assumptions and estimates we believe to be reasonable in light of the current market conditions for class "A" office/retail space and the current condition of the local economy. In light of these factors, our projections assume that the project will not reach a stabilized occupancy rate of 90% until July 2005. In addition, the projections incorporate rental rates slightly below those currently being offered by comparable class "A" properties in downtown Tacoma. Based upon our projections, the positive cash flows generated from the building at the projected stabilized occupancy rate will exceed the loss of net interest earnings from the capital investment, and will partially offset the related depreciation expenses associated with the building.


Contractual Obligations

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and contracts or lease agreements to build facilities or construct tenant improvements for other tenants. In total we expect to spend $2.6 million in lease obligations to tenants, of which $1.5 million is not a contractual obligation. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Company's long-term contractual obligations at December 31, 2004:

	Less than One Year	One to Three Years	Three to Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$144,748	$ 7,896	$ 273	$ --	$152,917
Long-term borrowings	174,017	40,807	57,678	23,220	295,722
Operating lease obligations	211	340	260	1,265	2,076
Lease obligations - tenant improvements	1,117	--	--	--	1,117
Total	$320,093	$49,043	$58,211	$24,485	$451,832

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


Recent Accounting Pronouncements

        During 2004, the Financial Accounting Standard Board ("FASB") issued the following accounting standards related to the financial services industry:

        On December 16, 2004, FASB issued Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement No. 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123 (R) must be adopted no later than July 1, 2005, and we expect to adopt the Statement on that date. The Company plans to adopt Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on our results of operations. The impact of adoption of Statement 123 (R) cannot yet be predicted due to all implementation issues not being resolved or clarified at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	72
Consolidated Statement of Financial Condition at December 31, 2004 and 2003	73
Consolidated Statement of Income For the Years Ended
December 31, 2004, 2003, and 2002	74
Consolidated Statement of Shareholders' Equity For the
Years Ended December 31, 2004, 2003 and 2002	75
Consolidated Statement of Cash Flows For the Years Ended
December 31, 2004, 2003 and 2002	76
Notes to Consolidated Financial Statements	77

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Rainier Pacific Financial Group, Inc. and Subsidiary (the Company) at December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainier Pacific Financial Group, Inc. and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP
Everett, Washington
February 4, 2005, except for note 13 as to which the date is February 16, 2005.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (dollars in thousands)

ASSETS

LIABILITIES AND SHAREHOLDERS' EQUITY

73                                                                                    See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (dollars in thousands except per share data)

Years Ended December 31,		
	2004	2003	2002
INTEREST INCOME			
Loans	$ 31,886	$ 30,465	$ 27,898
Securities available-for-sale	4,054	3,300	3,127
Securities held-to-maturity	3,753	3,621	2,767
Interest bearing deposits and other	8	186	14
FHLB stock dividends	354	520	445
Total interest income	40,055	38,092	34,251
INTEREST EXPENSE			
Deposits	3,912	4,143	5,911
Borrowed funds	7,863	7,024	6,072
Total interest expense	11,775	11,167	11,983
Net interest income	28,280	26,925	22,268
PROVISION FOR LOAN LOSSES	2,700	4,500	3,525
Net interest income after provision for loan losses	25,580	22,425	18,743
NON-INTEREST INCOME			
Deposit service fees	4,128	3,449	3,613
Loan servicing fees	836	926	1,071
Insurance service fees	619	624	607
Investment service fees	499	542	648
Gain on sale of securities, net	173	130	470
Gain on sale of loans, net	698	1,191	1,540
Gain on sale of premises and equipment, net	1,013	191	204
Other operating income	48	110	63
Total non-interest income	8,014	7,163	8,216
NON-INTEREST EXPENSE			
Compensation and benefits	14,501	13,581	11,082
Office operations	5,092	3,606	3,011
Occupancy, net	1,565	1,214	1,187
Loan servicing	464	291	210
Outside and professional services	2,890	5,366	2,345
Marketing	1,205	1,143	999
Charitable contribution to Foundation	-	6,348	-
Other operating expense	3,040	1,939	1,603
Total non-interest expense	28,757	33,488	20,437
INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX	4,837	(3,900)	6,522
PROVISION FOR FEDERAL INCOME TAX EXPENSE (BENEFIT)	1,210	(1,353)	2,228
NET INCOME (LOSS)	$ 3,627	$ (2,547)	$ 4,294
EARNINGS (LOSS) PER COMMON SHARE			
Basic	$ 0.49	$ (0.33)	nm[1]
Diluted	$ 0.48	$ (0.33)	nm[1]
Weighted average shares outstanding - Basic	7,436,341	7,774,203	nm[1]
Weighted average shares outstanding - Diluted	7,492,929	7,774,203	nm[1]

[1] The Company did not complete its initial public offering until October 20, 2003, therefore, shares outstanding and earnings per share information is not meaningful (nm).

 See accompanying notes.                                                                        74


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (dollars in thousands)

75                                                                                    See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in thousands)

Years Ended December 31,		
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES			
Net income (loss)	$ 3,627	$ (2,547)	$ 4,294
Adjustments to reconcile net income (loss) to net cash from operating activities			
Depreciation	3,030	1,534	1,336
Provision for loan losses	2,700	4,500	3,525
Federal Home Loan Bank stock dividends	(354)	(520)	(445)
Deferred income tax	439	(2,224)	(94)
Gain on sale of securities, net	(173)	(130)	(470)
Gain on sale of premises and equipment, net	(1,013)	(191)	(204)
Gain on sales of loans, net	(698)	(1,191)	(1,540)
Common stock contributed to charitable foundation	-	5,078	-
Accrued compensation for MRP	561	-	-
Change in operating assets and liabilities			
Accrued interest receivable	205	(912)	416
Other assets	240	1,688	(688)
Corporate drafts payable	(5,226)	6,228	(68)
Other liabilities and deferred credits	216	1,233	1,141
Net cash from operating activities	3,554	12,546	7,203
CASH FLOWS FROM INVESTING ACTIVITIES			
Increase(decrease) in interest bearing deposits with banks	(1,156)	(66)	78
Activity in securities available-for-sale			
Sales, maturities, prepayments and calls	53,576	74,797	92,204
Purchases	(71,370)	(77,493)	(78,008)
Activity in securities held-to-maturity			
Maturities, prepayments and calls	20,175	29,887	10,100
Purchases	-	(120,598)	(5,955)
Purchases of Federal Home Loan Bank stock	(1,577)	(2,917)	(1,402)
Increase in loans, net	(108,015)	(122,645)	(123,595)
Proceeds from sales of loans	51,595	40,352	76,553
Purchases of premises and equipment	(16,484)	(9,558)	(4,745)
Net cash from investing activities	(73,256)	(188,241)	(34,770)
CASH FLOWS FROM FINANCING ACTIVITIES			
Net proceeds from stock offering	-	77,439	-
Net increase in deposits	29,536	25,920	(22,396)
Advances on borrowed funds	1,549,963	455,902	381,342
Repayments of borrowed funds	(1,491,346)	(375,590)	(329,900)
Unearned ESOP shares issued	-	(6,754)	-
Earned ESOP shares released	678	136	-
Change in the value of ESOP shares	399	-	-
Dividends paid	(1,665)	-	-
Common stock repurchased	(18,858)	-	-
Net cash from financing activities	68,707	177,053	29,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	(995)	1,358	1,479
CASH AND CASH EQUIVALENTS, beginning of year	9,922	8,564	7,085
CASH AND CASH EQUIVALENTS, end of year	$ 8,927	$ 9,922	$ 8,564
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION			
Cash payments for			
Interest	$ 12,199	$ 11,277	$ 11,932
Income taxes	$ 1,110	$ 2,343	$ 1,272
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES			
Unrealized gains (losses) on securities	$ (747)	$ (1,607)	$ 739

 See accompanying notes.                                                                        76


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies

Organization - Effective January 1, 2001, Rainier Pacific, a Community Credit Union (the "Credit Union") converted from a state chartered community credit union to a state chartered mutual savings bank and changed its name to Rainier Pacific Savings Bank (the "Bank") doing business as Rainier Pacific Bank. On October 20, 2003, the Bank converted from a mutual savings bank to a stock savings bank. In connection with the conversion, the bank holding company, Rainier Pacific Financial Group, Inc. (the "Company") was formed. The Company purchased 100% of the Bank's common stock simultaneous with the Bank's conversion to a stock form of organization and the Company's offering and sale of common stock to the public.

The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 12 banking offices located in Pierce and South King Counties, Washington. Support Systems, Inc. ("SSI"), a wholly-owned subsidiary of the Bank, operates Rainier Pacific Insurance Agency and Rainier Pacific Financial Services.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for significant properties.

Cash and cash equivalents - Cash and cash equivalents consist of vault and automated teller machine cash and non-interest bearing deposits in depository institutions, including the Federal Reserve and the Federal Home Loan Bank. Cash and cash equivalents have a maturity of three months or less. Cash and cash equivalents also includes $1,057,000 and $149,000 of cash that is restricted due to a vendor contractual relationship as of December 31, 2004 and 2003, respectively.

Interest bearing deposits with banks - Interest bearing deposits with banks include interest bearing deposits at various financial institutions, including the Federal Home Loan Bank. At times throughout the year, the Bank has balances that exceed FDIC insured limits.

Securities available-for-sale - Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains or losses are reported as a separate component of equity until realized, net of any tax effect. Changes in the fair value of investments classified as available-for-sale are reflected as direct charges or credits to equity, net of any tax effect. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Fair value is determined using published quotes as of the close of business. Premiums or discounts are recognized in interest income using the interest method.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
               (continued)

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and yield on alternative investments. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

Securities held-to-maturity - Securities for which the Bank has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premiums or discounts are recognized in interest income using the interest method. Impairment for securities held-to-maturity is determined using the same methodology as securities available-for-sale.

Permanent declines, if any, in the fair value of individual securities held-to-maturity that are below cost are included in earnings as realized losses.

Federal Home Loan Bank ("FHLB") stock - As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances (i.e. borrowed funds) and requirements of the FHLB's Mortgage Purchase Program. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, under the aggregate method. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held no loans for sale at December 31, 2004 or 2003. In January 2005, the Bank identified and sold $5.3 million of first mortgage real estate loans.

Loans and allowance for loan losses - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their unpaid outstanding principal balance, are adjusted for unearned discounts, net of unamortized, non-refundable fees and related direct loan origination costs. Interest income is accrued as earned. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan.

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

Premises and equipment - Land is stated at cost. Land improvements, buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 - 40 years
Furniture, fixtures and equipment	3 - 12 years

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

Collateral in liquidation and other real estate owned - Collateral in liquidation and other real estate owned (obtained through repossession or foreclosure) is recorded at the lower of its acquisition cost or its net realizable value. The Bank held $54,000 and $430,000 of such assets at December 31, 2004 and 2003, respectively, which are included in other assets.

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

Mortgage loans serviced for others include whole loans sold to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Home Loan Banks ("FHLB"), and Federal National Mortgage Association ("FNMA"). Loans being serviced for FHLMC, FHLB and FNMA totaled $99,416,000 and $76,904,000 at December 31, 2004 and 2003, respectively.

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

Other intangible assets - In December 2000, the Bank's wholly-owned subsidiary, SSI, acquired the rights to customers and policies of a local insurance agency for $350,000. The purchase amount was accounted for as an intangible asset and is included in other assets in the statement of financial condition. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, intangible assets are amortized and periodically tested for impairment. The balance of the intangible asset was $210,000 and $245,000 as of December 31, 2004 and 2003, respectively.

Marketing - The Bank expenses marketing costs as they are incurred. Marketing expense was $1,205,000, $1,143,000 and $999,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Employee stock ownership plan - The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). Under Statement of Position ("SOP") No. 93-6, Employers' Accounting for Employer Stock Ownership Plans, as shares are committed to be released from collateral, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are recorded as a reduction of debt and accrued interest. At December 31, 2004, there were 593,952 unallocated shares in the plan (Note 11). Shares released on December 31, 2004 totaled 67,896 and were credited to plan participants' accounts in February 2005.

Stock Based Compensation - The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock - Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
               (continued)

The fair value of options granted were estimated on the date of grant using the binomial option-pricing model with the following assumptions for the years ended December 31:

Earnings per share ("EPS") data - The Company displays basic and diluted EPS in the consolidated statement of income. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income or loss by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and stock awards under the 2004 Stock Option Plan and 2004 Management Recognition Plan ("MRP") approved by the shareholders in April 2004. Unallocated shares relating to the employee stock ownership plan debt obligation are deducted in the calculation of weighted average shares outstanding.

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement No. 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123 (R) must be adopted no later than July 1, 2005, and the Company expects to adopt the Statement on that date. The Company plans to adopt Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
               (continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on the Company's results of operations. The impact of adopting Statement 123 (R) cannot be predicted at this time due to all implementation issues not yet being resolved or clarified.

Significant Group Concentrations of Credit Risk - The Bank accepts deposits and grants credit primarily within its local service area - Pierce County and South King County, Washington. The Bank has a diversified loan portfolio and grants consumer, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real-estate related.

Reclassifications - Certain amounts in the prior years have been reclassified to conform to the 2004 presentation.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault or on deposit with the Federal Reserve Bank. The minimum reserve balance as of December 31, 2004 and 2003 was approximately $1,144,000 and $1,950,000, respectively. In addition, cash and cash equivalents includes $1,057,000 and $149,000 of cash that is restricted due to a vendor contractual relationship as of December 31, 2004 and 2003, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities

The following summarizes the recorded value, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific events. At December 31, 2004 there were 46 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Management periodically evaluates each available-for-sale or held-to-maturity


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities (continued)

investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

At December 31, 2004, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 3.37%, 2.24%, 3.61%, 4.06% and 4.90%, respectively. At December 31, 2003, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 4.24%, 3.40%, 4.31%, 4.09% and 4.94%, respectively.

The recorded value and the fair value of investment securities at December 31, 2004, by contractual maturity, are shown below (dollars in thousands).

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

Securities valued at $130,174,000 and $1,787,000 were pledged to the FHLB and the Public Deposits Protection Commission as of December 31, 2004, respectively. Securities valued at $135,641,000 and $2,503,000 were pledged to the FHLB and the Public Deposits Protection Commission as of December 31, 2003, respectively.

Proceeds from sales of available-for-sale investment securities were $42,090,000, $18,333,000 and $92,204,000 in 2004, 2003 and 2002, respectively.

Gross gains from the sales of available-for-sale investment securities were $389,000, $200,000 and $511,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Bank incurred gross losses of $216,000, $70,000 and $41,000 for the years ended December 31, 2004, 2003 and 2002, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

The major classifications of loans are summarized as follows at December 31 (dollars in thousands):

There were $303,000 and $475,000 of impaired loans at December 31, 2004 and 2003, respectively. The Bank discontinued accruing interest on loans totaling $303,000 and $475,000 at December 31, 2004 and 2003, respectively. There were no specific allowances for impaired loans at December 31, 2004 and 2003. The average balance in impaired loans was approximately $479,000, $632,000 and $667,000 during the years ended December 31, 2004, 2003, and 2002, respectively. If interest on these loans had been accrued, such interest income would have been approximately $12,000, $26,000 and $193,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were classified as impaired. The effects of troubled debt restructurings are not considered material to the Bank's financial position and results of operations.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable (continued)

The following table sets forth the contractual maturities of the Bank's loan portfolio at December 31, 2004 (dollars in thousands):


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable (continued)

A summary of the changes in the allowance for loan losses is summarized as follows at December 31 (dollars in thousands):

Note 5 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):

Depreciation expense on premises and equipment totaled $3,030,000, $1,534,000 and $1,336,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank sold its administrative office building in the city of Fife in January 1999 by entering into a sale and leaseback transaction whereby the Bank was leasing back a portion of the building over a seven-year term with a five-year option to renew. This lease was treated as an operating lease. In addition, the Bank provided financing to the purchasers of the administrative office building in the original amount of $6,150,000, at 7% interest, payable in monthly installments of $40,916, including interest, maturing in February 2009. The Bank modified its financing arrangement with the purchasers as of December 1, 2003 by changing the interest rate to 6%, payment to $34,793 and the maturity date to December 1, 2013. The balance on the loan at December 31, 2004 was $5,732,000, as compared to $5,803,000 at December 31, 2003.

The gain created by the sale of the administrative office building amounted to $3,122,000, of which $1,118,000 was recognized upon sale in January 1999, and $2,004,000 was deferred and was amortized using the straight-line method over the term of the financing. Due to the financing modification in December 2003, the amortization period of the gain was extended to December 2013. During the year ended December 31, 2004 $146,000 of the deferred gain was amortized into income and the amount of


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment (continued)

deferred gain amortized for the years ended December 31, 2003 and 2002 was $200,000 and was included in gain on sale of premises and equipment, net.

In December 2004, the Bank terminated its lease of its former administrative office building and moved to a new location in its recently completed corporate office building in downtown Tacoma. Upon termination of the lease, the remainder of the deferred gain balance of $873,000 was recognized into income and is included in gain on sale of premises and equipment, net. Additionally, a lease termination fee of $125,000 was incurred and included in occupancy, net.

The Bank purchased approximately 32,000 square feet of property in downtown Tacoma, Washington in two phases in 1999 and 2002 to construct a mixed-use office/retail building. The building construction was substantially completed in December 2004 and the Company and Bank relocated its corporate and administrative offices from the former Fife building to the new facility in downtown Tacoma effective December 6, 2004. Capitalized expenditures for the building, improvements, furniture, and equipment related to this project primarily account for the $15,383,000 increase in total premises and equipment.

Note 6 - Mortgage Servicing Rights

The balance of capitalized mortgage servicing rights included in other assets at December 31, 2004 and 2003 was $295,000 and $141,000, respectively. The following summarizes mortgage servicing rights activity for the years ending December 31 (dollars in thousands):

The Bank sells real estate loans to the FHLMC, FNMA and FHLB, while retaining the servicing rights to those loans. The fair value of mortgage servicing rights is determined by the use of a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate and anticipated prepayment speeds. The Bank assesses the impairment of the mortgage servicing rights based on the recalculation of the current market price of mortgage servicing rights, discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. The pools are combined as they all have similar interest rates, terms and risk characteristics.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits

Interest bearing deposits held by customers at December 31 are summarized as follows (dollars in thousands):

A summary of certificates of deposit, by year of maturity, at December 31, 2004 is as follows (dollars in thousands):

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):

The aggregate amount of time deposits in denominations of $100,000 or more was $43,616,000 and $28,913,000 at December 31, 2004 and 2003, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowed Funds

At December 31, 2004, the Bank had credit facilities available from the FHLB of $336,956,000. The Bank had borrowed funds from the FHLB at December 31, 2004 and 2003 of $295,722,000 and $237,105,000, respectively. The borrowings are subject to an existing Advances, Security and Deposit Agreement. Under the agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral.

The Bank's borrowings consisted of the following during the years ended December 31, (dollars in thousands):

The scheduled maturities of borrowed funds at December 31, 2004 are as follows (dollars in thousands):

Expected maturities may differ from contractual maturities due to put provisions on $74,194,000 of the amount outstanding. Interest expense of $211,000, $80,000 and $70,000 was capitalized and reduced interest expense on borrowings for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9 - Federal Income Tax

The components of the federal income tax expense (benefit) for the years ended December 31 are as follows (dollars in thousands):


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax (continued)

A reconciliation of the tax expense (benefit) based on statutory corporate tax rates on pre-tax income and the provision for federal income tax expense (benefit) shown in the accompanying consolidated statement of income for the year ended December 31, are as follows (dollars in thousands):

The following tables show the nature and components of the Bank's net deferred tax assets established at an estimated tax rate of 34% at December 31 (dollars in thousands):

Prior to 2003, the Bank qualified under the provisions of the Internal Revenue Service Code to deduct from taxable income a reserve for bad debts based on the experience method. The experience method allowed the Bank to deduct (add to the reserve for losses on loans) more for bad debt expense from taxable income than the actual losses incurred. Starting in 2003, the Bank became classified as a large bank and is now required to use the direct charge-off method. The Bank must now recapture any excess reserves previously recorded that exceed actual losses for taxable income purposes over the four years beginning in 2003. The recapture of the pre-2003 bad debt reserves recorded under the experience method does not result in a charge to earnings as these amounts are included in the deferred tax asset.

Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance as to such levels of taxable income generated.

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

At December 31, the Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements as follows (dollars in thousands):

The Bank does not anticipate any material losses as a result of the commitments.

Loans sold to the FHLB - The Bank sells mortgage loans to the FHLB and retains the servicing of all loans sold. Loans sold to the FHLB require a loan reserve account of 40 to 50 basis points to be established to offset any future charge-offs if they occur. There is no additional recourse on loans sold to the FHLB other than the reserve account. As of December 31, 2004, the reserve account totaled $79,000 and no portion of the loan reserve account was used to offset loan losses or was repaid to the Bank based upon satisfactory loan repayment.

Lease commitments (as lessee) - Rent expense under operating leases for administrative office space and branch premises for the year ended December 31, 2004 totaled $709,000, including a $125,000 lease termination fee incurred upon vacating the former administration building in Fife in December 2004. Rent expense under operating leases for administrative office space and branch premises for the years ended December 31, 2003 and 2002 totaled $489,000 and $412,000, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

As of December 31, 2004, the future minimum rent payments under the terms of the leases are as follows for future years ending December 31 (dollars in thousands):

Lease commitments (as lessor) - During the year ended December 31, 2004, the Bank leased office and retail space to others under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contained escalation clauses providing for increased rents and excess operating expense reimbursements. As of December 31, 2004, the future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):

Land and building commitments - On August 10, 2004, the Bank entered into a real estate purchase and sale agreement with a developer to purchase property on which to build a branch. The purchase and sale agreement is for $1.2 million and is dependant on the developer proceeding with the development of a shopping center.

On October 17, 2003, the Bank entered into an agreement with a contractor to construct a mixed-use office/retail building in downtown Tacoma to be used as the Company's new administrative offices, excluding interior improvements for the Bank and tenants for $10,847,000. This agreement was substantially fulfilled as of December 31, 2004. However, commitments remain related to completing tenant improvements for lessees in the amount of $2,628,000. These commitments are expected to be substantially complete by the end of the second quarter of 2005.

Financial instruments with concentrations of credit risk - Most of the Bank's loans and commitments were granted to customers in the Bank's primary market area, which is Pierce County and South King County. Significant changes in economic conditions in this area could affect the Bank's ability to collect loans.

Restrictions on equity- The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bank's common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account. The balance of the liquidation account as of December 31, 2004 and 2003 was $12,484,000 and $16,842,000, respectively.

Note 11 - Retirement Plans

Effective January 1, 2004 the Bank amended and restated its Profit Sharing 401(k) Plan into a 401(k) Employee Stock Ownership Plan ("ESOP") in order to provide a 401(k) profit sharing plan with employee stock ownership features for employees of the Bank and related entities. The 401(k) ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

Net expense related to the Bank's retirement plans recognized for the years ended December 31, 2004, 2003, and 2002 was $1,007,000, $631,000 and $590,000, respectively. In addition, the employer also provides a match of employee salary deferrals into the plan. The matching expense for the 401(k) ESOP recognized for the years ended December 31, 2004, 2003, and 2002 was $194,000, $248,000 and $225,000, respectively.

In October 2003, the ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate on the loan is 4.0% per annum.

For the year ended December 31, 2004, the 401(k) ESOP is committed to release 67,896 shares of the Company's common stock to participants. At December 31, 2004, the 401(k) ESOP had 593,952 unallocated shares remaining to be released. The fair value of the 593,952 restricted shares held by the ESOP trust was $10,632,000 at December 31, 2004.

Note 12 - Stock Option and Award Plans

2004 Stock Option Plan ("SOP") - On June 7, 2004 the Company granted nonqualified stock options of 351,750 shares of common stock to certain employees and directors and granted incentive stock options of 328,250 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.26. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Award Plans (continued)

The following represents the stock option activity and option price information for the year ended December 31, 2004:

2004 Management Recognition Plan ("MRP") - The purpose of the MRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees on June 24, 2004. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004 and totaled $5.5 million. These restricted stock awards vest over a five-year period, and therefore, the cost of such will be accrued ratably over a five-year period as compensation expense. Compensation expense related to the MRP awards was $561,000 for the year ended December 31, 2004. Cash dividends are paid on MRP shares and distributed to the recipient as additional compensation. A total of 3,500 MRP shares were cancelled during the year ended December 31, 2004. There were 333,300 restricted shares outstanding at year-end.

Note 13 - Stockholders' Equity

Stock Repurchase Program - In May 2004, the Company's Board of Directors authorized its initial stock repurchase plan for a repurchase of up to 4% (337,714 shares) of the Company's then outstanding common stock for the 2004 Management Recognition Plan approved by shareholders in April 2004. By June 30, 2004, the Company had completed its initial repurchase of 337,714 shares of common stock. On July 20, 2004, the Board approved the repurchase of 5% of its outstanding shares (390,701 shares). The Company completed its repurchase of the 390,701 shares authorized on October 15, 2004, at an average price of $17.04 per share. On October 19, 2004, the Board approved the purchase of an additional 5% of its outstanding shares (371,915 shares). The Company completed its repurchase of 371,915 shares on December 17, 2004 at an average price of $17.79 per share. On December 22, 2004 the Company announced an additional repurchase program had been approved by the Board, for another 5% of its outstanding common stock (353,860). A total of 3,550 shares had been repurchased under this program as of December 31, 2004 at an average price of $17.92. The Company completed its repurchase of 353,860 shares on February 15, 2005 at an average price of $17.70.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity (continued)

The Company announced an additional repurchase program had been approved by the Board on February 16, 2005 for another 5% of its outstanding shares (336,400). This repurchase is expected to take place over a six month period.

The following table sets forth information about the Company's repurchases of its outstanding common stock during the years ended December 31, 2004 and 2003:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
2003	-	$ -	-	-
2004	1,103,880	$ 17.04	1,103,880	350,310

Earnings Per Common Share - The following table presents the computation of basic and diluted earnings per share for the years ended December 31:

Note 14 - Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial results.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements (cont.)

capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets, and to average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2004 and 2003.

As of December 31, 2004, the Company and Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation ("FDIC"). To be categorized as "well capitalized," the Company and Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the "well capitalized" categorizations.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements (continued)

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to total Tier I capital at December 31 (dollars in thousands):

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions (DFI) routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2004 financial statements. In view of the regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

Note 15 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members and senior management. Such loans are granted with interest rates, terms and collateral requirements substantially the same as those for all other customers.

The Bank had approximately $1,697,000 and $1,550,000 in outstanding loans related to these parties at December 31, 2004 and 2003, respectively.

The Bank had approximately $1,177,000 and $1,235,000 included in deposits related to these parties at December 31, 2004 and 2003, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments

The recorded amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

Fair value of financial instruments - The Bank has adopted SFAS No. 107, Disclosure About Fair Value of Financial Instruments, which requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature and significant judgment is required regarding the risk characteristics of various financial instruments at a distinct point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Bank's significant financial instruments are set forth below.

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

Note 16 - Fair Value of Financial Instruments (continued)

Off-balance sheet financial instruments - Commitments to extend credit represent the principal categories of off-balance sheet financial instruments (see Note 10). The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.

Note 17 - Parent Company Only Financial Statements

Summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. as of December 31 (dollars in thousands):


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements (continued)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited) (continued)


Item 9A. Controls and Procedures

        (a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's management team as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.

        (b)     Changes in Internal Controls: In the year ended December 31, 2004, the Company made significant changes in, and has taken corrective action regarding, its internal controls or other factors that could significantly affect the Company's disclosure controls and procedures.

        On December 1, 2003, the Company through its primary subsidiary, the Bank, completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, and subsequent alterations thereto, management modified many previously established internal controls and processes where applicable, and has implemented and continues to implement additional controls and processes to strengthen the overall system of internal controls over financial reporting. During the fourth quarter of 2004, changes in the internal controls relating to automated clearing house transactions, automated teller machines transactions, credit and debit card processing, check clearing, systems security and access privileges, account reconciliations, segregation of duties, and the related management oversight have been made. These additional controls affect the Company's internal controls over financial reporting, and as such were designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and in all material respects, continues to be reported accurately and timely.

        Management does not believe any of the changes currently underway in the Bank's systems of internal controls, or in other factors that could significantly affect internal control over financial reporting, have resulted in any significant deficiencies or material weaknesses in the Company's internal control over financial reporting subsequent to the date of their most recent evaluation.

        As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Company will file Management's Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm by April 30, 2005 through an amendment to this annual report on Form 10-K.

Item 9B. Other Information

        There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.


PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

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

Code of Ethics

        The Board of Directors adopted a Code of Business Conduct and Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Business Conduct and Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Business Conduct and Ethics was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is available on the Company's website at www.rainierpac.com.

Item 11. Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" are included in the Company's Proxy Statement and are incorporated herein by reference.

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

        (d)     Equity Compensation Plan Information


        The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	677,000	$16.26	167,284
2004 Management Recognition Plan (1)	--	--	4,414

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	677,000	$16.26	171,698
____________
(1)	The restricted shares granted under the 2004 Management Recognition Plan were purchased by the Company in open market transactions, and subsequently issued to the Company's directors and certain employees on June 24, 2004. The fair market value of the restricted shares granted was $16.20 per share on June 24, 2004, the award date. As of December 31, 2004, there were 333,300 restricted shares issued and outstanding pursuant to the 2004 Management Recognition Plan.

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


PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
	10.2	Form of Severance Agreement (1)
	10.3	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
	14	Code of Ethics (2)
	21	Subsidiaries of the Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

_______________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349). On February 17, 2004, the Company entered into a three-year change in control severance agreement with Richard D. Pickett in the same form as those previously filed as an exhibit to the Registrant's Registration Statement.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 4, 2005	By:	/s/John A. Hall
John A. Hall
President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/John A. Hall	President, Chief Executive Officer and Director	March 4, 2005
John A. Hall	(Principal Executive Officer)

/s/Joel G. Edwards	Vice President, Chief Financial Officer and Treasurer	March 4, 2005
Joel G. Edwards	(Principal Financial and Accounting Officer)

/s/Edward J. Brooks	Chairman of the Board	March 4, 2005
Edward J. Brooks

/s/Karyn R. Clarke	Director	March 4, 2005
Karyn R. Clarke

/s/Robert H. Combs	Director	March 4, 2005
Robert H. Combs

/s/Charles E. Cuzzetto	Director	March 4, 2005
Charles E. Cuzzetto

/s/Stephen M. Bader	Director	March 4, 2005
Stephen M. Bader

/s/Brian E. Knutson	Director	March 4, 2005
Brian E. Knutson

/s/Alan M. Somers	Director	March 4, 2005
Alan M. Somers

/s/Alfred H. Treleven, III	Director	March 4, 2005
Alfred H. Treleven, III


Exhibit 21

Subsidiaries of the Registrant

Parent

Rainier Pacific Financial Group, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Rainier Pacific Savings Bank	100%	Washington

Support Systems, Inc. (1)	100%	Washington
__________________
(1)     This corporation is a wholly owned subsidiary of Rainier Pacific Savings Bank.


Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-117568 on Form S-8 of Rainier Pacific Financial Group, Inc of our report dated February 4, 2005, with respect to the consolidated statements of financial condition of Rainier Pacific Financial Group, Inc and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the three years ended December 31, 2004, which appear in the December 31, 2004 annual report on Form 10-K of Rainier Pacific Financial Group, Inc.

/s/Moss Adams LLP

Everett Washington
March 4, 2005


Exhibit 31.1

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, John A. Hall, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 4, 2005

                                                                                                            /s/John A. Hall
                                                                                                            John A. Hall
                                                                                                            Chief Executive Officer


Exhibit 31.2

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Joel G. Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 4, 2005

                                                                                                                        /s/Joel G. Edwards
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

/s/John A. Hall                                                                                            /s/Joel G. Edwards
John A. Hall                                                                                                 Joel G. Edwards
Chief Executive Officer                                                                              Chief Financial Officer

Dated: March 4, 2005
