Form 10-K/A
period 2004-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-04-20
CIK 1243800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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


EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2004 ("Original Report") of Rainier Pacific Financial Group, Inc. ("Company"), and is being filed to include Management's Annual Report on Internal Control Over Financial Reporting and the related attestation of Moss Adams, LLP included in its Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. These reports were initially omitted from the Original Report as permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission ("SEC") on November 30, 2004. Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Report. Exhibits 23 and 32 are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made.


PART II

Item 8.Financial Statements and Supplementary Data


Management's Annual Report on Internal Control Over Financial Reporting

The management of Rainier Pacific Financial Group, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

Respectfully submitted,

/s/ John A. Hall	/s/ Joel G. Edwards
John A. Hall President and Chief Executive Officer April 15, 2005	Joel G. Edwards Vice President and Chief Financial Officer April 15, 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Rainier Pacific Financial Group, Inc. and Subsidiary

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Rainier Pacific Financial Group, Inc. and Subsidiary (Rainier Pacific Financial Group, Inc. or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


In our opinion, management's assessment that Rainier Pacific Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rainier Pacific Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Rainier Pacific Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 4, 2005, except for note 13 as to which the date is February 16, 2005, expressed an unqualified opinion thereon.

        /s/ Moss Adams LLP

Everett, Washington
April 15, 2005

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (dollars in thousands)

ASSETS

LIABILITIES AND SHAREHOLDERS' EQUITY

 See accompanying notes.                                                                        6

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

7                                                                                    See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (dollars in thousands)

 See accompanying notes.                                                                        8

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

9                                                                                    See accompanying notes.

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited) (continued)


Item 9A. Controls and Procedures

       (a)        Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's management team as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.

       (b)         Changes in Internal Controls: In the year ended December 31, 2004, the Company made significant changes in, and has taken corrective action regarding, its internal controls or other factors that could significantly affect the Company's disclosure controls and procedures.

       On December 1, 2003, the Company through its primary subsidiary, Rainier Pacific Savings Bank ("Bank"), completed the installation and implementation of a new technology infrastructure. This new infrastructure involved the replacement of a majority of the Bank's central processing hardware and the replacement or introduction of numerous software applications such as loan origination and collections, credit and debit card processing, internet banking, core bank processing, customer relationship management, enterprise data warehousing, digital records management, and general ledger systems. In connection with these technology changes, and subsequent alterations thereto, management modified many previously established internal controls and processes where applicable, and has implemented and continues to implement additional controls and processes to strengthen the overall system of internal control over financial reporting. During the fourth quarter of 2004, changes in the internal controls relating to automated clearing house transactions, automated teller machines transactions, credit and debit card processing, check clearing, systems security and access privileges, account reconciliations, segregation of duties, and the related management oversight have been made. These additional controls affect the Company's internal control over financial reporting, and as such were designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company's management in a timely manner, and in all material respects, continues to be reported accurately and timely.

       Management does not believe any of the changes currently underway in the Bank's systems of internal control, or in other factors that could significantly affect internal control over financial reporting, have resulted in any significant deficiencies or material weaknesses in the Company's internal control over financial reporting subsequent to the date of their most recent evaluation.

       (c)        Management's Annual Report on Internal Control Over Financial Reporting: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Act). As required by Rule 13a-15(c) of the Act, management has evaluated the effectiveness of the Company's internal control over financial reporting. Management's Annual Report on Internal Control Over Financial Reporting appears on page 2 of this Amendment No. 1 on Form 10-K/A.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: April 19, 2005	By:	/s/John A. Hall
John A. Hall
President and Chief Executive Officer


EXHIBIT INDEX

Exhibit Number	Description

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-117568 on Form S-8 of Rainier Pacific Financial Group, Inc. and subsidiary (Rainier Pacific Financial Group, Inc.) of our report dated February 4, 2005, except for Note 13, which is dated February 16, 2005, with respect to the consolidated statement of financial position of Rainier Pacific Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated April 15, 2005, with respect to Rainier Pacific Financial Group, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports are included in this amended annual report on Form 10-K of Rainier Pacific Financial Group, Inc. for the year ended December 31, 2004.

/s/Moss Adams LLP

Everett Washington
April 15, 2005

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

Date: April 19, 2005

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

Date: April 19, 2005

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

Dated: April 19, 2005
