Form 10-Q
period 2005-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-05-05
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                    For the quarterly period ended ........................................................ March 31, 2005

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
 (State or other jurisdiction of                                                                                                                                 (I.R.S. Employer
incorporation or organization)                                                                                                                                 Identification No.)

1498 Pacific Avenue, Tacoma, WA 98402
(Address of principal executive offices and zip code)

(253) 926-4000
(Registrant's telephone number, including area code)

__________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes X .        No        .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Yes X .        No ____.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of class:                                                                                                              As of March 31, 2005

Common stock, no par value                                                                                                      7,003,366*

* Includes 576,978 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 330,300 restricted shares granted under the management recognition plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	At March 31,	At December 31,
	2005	2004
ASSETS
ASSETS
Cash and cash equivalents	$ 8,502	$ 8,927
Interest-bearing deposits with banks	443	1,271
Securities available-for-sale	111,100	97,436
Securities held-to-maturity (fair value of $88,735 at March 31, 2005 and $92,779 at December 31, 2004)	90,637	93,540
Federal Home Loan Bank stock, at cost	13,579	13,374

Loans	498,154	502,719
Less: allowance for loan losses	(9,027)	(8,981)
Loans, net	489,127	493,738

Premises and equipment, net	34,436	34,684
Accrued interest receivable	3,177	3,354
Other assets	5,121	5,452

TOTAL ASSETS	$ 756,122	$ 751,776

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$ 31,567	$ 29,654
Interest-bearing	330,191	315,262
Total Deposits	361,758	344,916

Borrowed funds	299,639	295,722
Corporate drafts payable	3,012	3,839
Accrued compensation and benefits	1,122	1,828
Other liabilities	3,055	6,665

TOTAL LIABILITIES	668,586	652,970

SHAREHOLDERS' EQUITY
Common stock, no par value: 49,000,000 shares authorized; 7,003,366 shares issued and 6,146,918 shares outstanding at March 31, 2005; 7,672,260 shares issued and 6,779,634 shares outstanding at December 31, 2004	53,397	64,672
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,770)	(5,940)
Accumulated other comprehensive loss, net of tax	(1,216)	(725)
Retained earnings	41,125	40,799

TOTAL SHAREHOLDERS' EQUITY	87,536	98,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 756,122	$ 751,776


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Loans	$ 8,173	$ 7,833
Securities available-for-sale	1,016	844
Securities held-to-maturity	842	968
Interest-bearing deposits	4	21
Federal Home Loan Bank stock dividends	54	114
Total interest income	10,089	9,780

INTEREST EXPENSE
Deposits	1,257	849
Borrowed funds	2,470	1,754
Total interest expense	3,727	2,603
Net interest income	6,362	7,177

PROVISION FOR LOAN LOSSES	300	900
Net interest income after provision for loan loss	6,062	6,277

NON-INTEREST INCOME
Deposit service fees	874	854
Loan service fees	218	274
Insurance service fees	167	159
Investment service fees	132	85
Gain on sale of securities, net	-	179
Gain on sale of loans, net	207	138
Gain on sale of premise & equipment, net	288	39
Other operating income	84	3
Total non-interest income	1,970	1,731

NON-INTEREST EXPENSE
Compensation and benefits	3,567	3,300
Office operations	1,440	1,258
Occupancy	488	344
Loan servicing	104	79
Outside and professional services	411	1,021
Marketing	327	416
Other operating expenses	536	469
Total non-interest expense	6,873	6,887

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,159	1,121

PROVISION FOR FEDERAL INCOME TAX	394	367

NET INCOME	$ 765	$ 754
EARNINGS PER COMMON SHARE
Basic	$ 0.12	$ 0.10
Diluted	$ 0.12	$ 0.10
Weighted average shares outstanding-Basic	6,440,542(1)	7,786,650
Weighted average shares outstanding-Diluted	6,496,752 (1)	7,786,650
Dividends declared per share	$ 0 .06	$ 0.05

(1) Weighted average shares outstanding (both Basic and Diluted) include 51,291 shares of the 330,300 restricted shares granted and issued under the Company's 2004 Management Recognition Plan ("MRP").


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 765	$ 754
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	906	714
Provision for loan losses	300	900
Federal Home Loan Bank stock dividends	(54)	(114)
Deferred income tax expense (benefit)	13	(51)
Gain on sale of securities, net	-	(179)
Gain on sale of premises and equipment	(288)	(39)
Gain on sale of loans, net	(207)	(138)
Accrued compensation for restricted stock awards	270	-
Change in operating assets and liabilities:
Accrued interest receivable	177	114
Other assets	572	(327)
Corporate drafts payable	(827)	(2,473)
Other liabilities	(4,316)	(3,010)

Net cash from operating activities	(2,689)	(3,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales	-	12,745
Maturities, prepayments, and calls	2,689	46
Purchases	(17,105)	(51,947)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	2,910	4,353
Purchases of Federal Home Loan Bank stock	(151)	-
Increase in loans, net	(11,446)	(8,144)
Proceeds from sales of loans	15,964	4,558
Purchases of premises and equipment	(370)	(4,930)
(Decrease) increase in interest-bearing deposits with banks	828	(1,705)

Net cash from investing activities	(6,681)	(45,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,842	22,370
Advances on borrowed funds	492,401	243,516
Repayments of borrowed funds	(488,484)	(217,098)
Earned ESOP shares released	170	169
Change in value of ESOP shares	88	-
Dividends paid	(439)	(422)
Common stock repurchased	(11,633)	-

Net cash from financing activities	8,945	48,535

NET CHANGE IN CASH AND CASH EQUIVALENTS	(425)	(338)

CASH AND CASH EQUIVALENTS (at beginning of period)	8,927	9,922

CASH AND CASH EQUIVALENTS (at end of period)	$ 8,502	$ 9,584


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
 (Unaudited)
 Dollars In Thousands

Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 3,753	$ 2,704

Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gains (losses) on securities available-for sale	$ (744)	$ 865


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
 (Unaudited)
Dollars In Thousands

					Accumulated Other Comprehensive (Loss)
			Debt Related to ESOP
	Common Stock			Retained
	Shares	Amount		Earnings		Total

Balance, December 31, 2003	8,442,840	$ 82,570	$ (6,618)	$ 38,837	$ (232)	$114,557
Common stock repurchased	(1,103,880)	(18,858)				(18,858)
Common stock issued MRP	336,800
MRP forfeitures	(3,500)
Earned ESOP shares released			678			678
ESOP activity-change in value of shares committed to be released		152				152
Dividends paid				(1,665)		(1,665)
Amortization of compensation related to MRP		561				561
Comprehensive income:
Net income				3,627		3,627
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $254					(493)	(493)
Reclassification adjustment for gains on securities included in net income, net of tax					247	247
Total comprehensive income						3,381

Balance, December 31, 2004	7,672,620	64,672	(5,940)	40,799	(725)	98,806
Common stock repurchased	(665,894)	(11,633)				(11,633)
MRP forfeitures	(3,000)
Earned ESOP shares released			170			170
ESOP activity-change in value of shares committed to be released		88				88
Dividends paid				(439)		(439)
Amortization of compensation related to MRP		270				270
Comprehensive income:
Net income				765		765
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $253					(491)	(491)
Reclassification adjustment for gains on securities included in net income, net of tax					-	-
Total comprehensive income						274
Balance, March 31, 2005	7,003,366	$ 53,397	$ (5,770)	$ 41,125	$ (1,216)	$87,536


SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company, the Bank, and SSI. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("2004 Form 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on March 9, 2005. All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Certain reclassifications of prior year amounts have been made to conform to current presentation. These reclassifications had no effect on net income. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At March 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2004 Form 10-K.

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

Note 4 - Stock-Based Compensation

        The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. As such, no compensation expense was recorded on the date the options were granted and would only have been recorded if the then current market price of the underlying stock exceeded the exercise price.

        If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the following periods (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
Pro forma disclosure:
Net income, as reported	$ 765	$ nm(1)
Compensation expense, net of tax	(184)	nm(1)
Pro forma net income	$ 581	$ nm(1)

Basic earnings per share:
As reported	$ 0.12	$ nm(1)
Pro forma	$ 0.09	$ nm(1)

Diluted earnings per share:
As reported	$ 0.12	$ nm(1)
Pro forma	$ 0.09	$ nm(1)

(1) The 2004 Stock Option Plan was approved by shareholders in April 2004 and implemented in June of 2004; therefore, the pro forma disclosure is not meaningful (nm) for the prior period presented.

        The fair value of options granted during 2005 and 2004 is estimated on the date of grant using a Binomial option-pricing model. There were no options granted during the three months ended March 31, 2005 and 2004.

        At March 31, 2005, the Company had an aggregate of 165,284 options available for future issuance under the 2004 Stock Option Plan.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the 2004 Stock Option Plan and the MRP approved by the shareholders in April 2004. Unallocated shares relating to the employee stock ownership plan debt obligations are deducted in the calculation of weighted average shares outstanding.


The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Numerator:

Net Income	$ 765	$ 754
Denominator:

Denominator for basic net income per share
Weighted average shares	6,440,542	nm(1)
Effect of dilutive securities:
Stock options	44,570	nm(1)
Restricted stock	11,640	nm(1)
Denominator for diluted net income per share
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,496,752	nm(1)

Basic earnings per share	$ 0.12	nm(1)

Diluted earnings per share	$ 0.12	nm(1)

(1)The 2004 Stock Option Plan and MRP were approved by shareholders in April 2004 and implemented in June of 2004; therefore, the pro forma disclosure is not meaningful (nm) for the prior period presented.

Note 6 - Cash Dividends

        On February 16, 2005, we announced a quarterly cash dividend of $0.06 cents per share payable on March 11, 2005 to shareholders of record on February 25, 2005.

Note 7 - Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement No. 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative.

        The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for Statement 123 (R). Based on this announcement, Statement 123 (R) must be adopted no later than January 1, 2006 and the Company expects to adopt the Statement on this date. The Company plans to adopt Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on the Company's results of operations. The impact of adopting Statement 123 (R) cannot be predicted at this time due to all implementation issues not yet being fully resolved or clarified.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

        General. Total assets increased by $4.3 million, or 0.6%, to $756.1 million at March 31, 2005 from $751.8 million at December 31, 2004. The increase in total assets reflects an increase in investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) of $10.7 million to $201.7 million from $191.0 million, somewhat offset by a decline in our net loan portfolio of $4.6 million to $489.1 million from $493.7 million. To fund the increase in assets, our deposits increased $16.9 million to $361.8 million from $344.9 million, and borrowed funds from the Federal Home Loan Bank of Seattle increased $3.9 million to $299.6 million from $295.7 million. Shareholders' equity decreased $11.3 million to $87.5 million from $98.8 million, which was primarily attributable to stock repurchases, dividends, and a decrease in the value of the available for sale investment securities portfolio as a result of higher short- and intermediate-term interest rates.

        Assets. Our net loan portfolio decreased $4.6 million, or 0.9%, to $489.1 million at March 31, 2005 from $493.7 million at December 31, 2004 as a result of the Company continuing to restructure its loan portfolio to reduce interest rate risk. The Company sold $16.2 million in fixed rate single-family loans and continued its focus on generating commercial, multi-family, and residential real estate construction loans. The $4.6 million decrease in the loan portfolio was composed primarily of one- to four-family real estate loans which decreased $10.4 million, or 10.7%, to $87.1 million at March 31, 2005 from $97.5 million at December 31, 2004. Additionally, consumer loans decreased $5.9 million, or 5.1%, to $109.7 million at March 31, 2005 from $115.6 million at December 31, 2004. These decreases were somewhat offset by increases in residential real estate construction loans of $13.4 million, or 82.7%, to $29.6 million at March 31, 2005 from $16.2 million at December 31, 2004.

(continued on next page)


The following table sets forth the Company's loan portfolio by type as of the dates indicated (in thousands):

	March 31, 2005	December 31, 2004
Real estate:
One-to-four family residential	$ 87,117	$ 97,455
Five or more family residential	126,470	126,199
Commercial	142,329	144,717
	355,916	368,371
Real estate construction:
One-to-four family residential	29,551	16,183

Consumer:
Automobile	48,596	52,567
Home equity loans	29,426	28,775
Credit cards	21,270	22,447
Other	10,380	11,802
	109,672	115,591

Commercial / business	3,446	2,828

Subtotal	498,585	502,973

Less:
Deferred loan fees, net	(431)	(254)
Allowance for loan losses	(9,027)	(8,981)

Net loans receivable	$ 489,127	$ 493,738

        Our investment securities portfolio (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased $10.7 million, or 5.6%, to $201.7 million at March 31, 2005 from $191.0 million at December 31, 2004. The growth in the investment portfolio resulted primarily from the addition of newly purchased trust preferred securities. Trust preferred securities increased by $12.1 million, or 31.0%, to $51.1 million at March 31, 2005 from $39.0 million at December 31, 2004. U.S. agency securities increased $5.0 million to $30.8 million at March 31, 2005 from $25.8 million at December 31, 2004. Mortgage-backed securities decreased $5.5 million, or 5.1%, to $101.9 million at March 31, 2005 from $107.4 million at December 31, 2004. All other securities decreased by a net amount of $900,000.

        Purchases of trust preferred securities totaled $12.1 million during the three months ended March 31, 2005. The trust preferred securities purchased were variable rate securities with an average yield of 4.31% which reprice quarterly based on a London Interbank Offered Rate ("LIBOR") index. These securities were purchased to increase our interest earning assets while managing our interest rate risk exposure in the investment securities portfolio.

        Federal Home Loan Bank stock, while not considered an investment security for purposes of this discussion, remained relatively stable with an increase of $200,000, or 1.5%, to $13.6 million at March 31, 2005 from $13.4 million at December 31, 2004. We purchased Federal Home Loan Bank of Seattle stock to meet the minimum stock requirements to support our level of borrowed funds from the Federal Home Loan Bank of Seattle.

        Deposits. Our total deposits increased $16.9 million, or 4.9%, to $361.8 million at March 31, 2005 from $344.9 million at December 31, 2004. This growth resulted from an increase primarily in interest-bearing deposits of $14.9 million, to $330.2 million at March 31, 2005 from $315.3 million at December 31, 2004, and a $1.9 million increase in non-interest-bearing deposits, to $31.6 million at March 31, 2005 from $29.7 million at December 31, 2004. Certificates of deposit (excluding individual retirement account certificates of deposit) increased $16.7 million from $148.4 million at December 31, 2004 to $165.1 million at March 31, 2005. Brokered certificates of deposit increased $14.4 million from $10.4 million at December 31, 2004 to $24.8 million at March 31, 2005. Core deposits, which are comprised of checking, savings, money market, and individual retirement accounts, totaled $192.6 million, or 53.2% of total deposits at March 31, 2005.

        Borrowed Funds. Federal Home Loan Bank of Seattle advances increased $3.9 million, or 1.3%, to $299.6 million at March 31, 2005 from $295.7 million at December 31, 2004. We used the borrowed funds for funding loans and investment securities, and as part of our capital and interest rate risk management strategies. In connection with leveraging capital to increase our net interest income,


we continue to borrow funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities that will increase interest-earning assets and enhance earnings.

        Shareholders' Equity. Total shareholders' equity decreased $11.3 million, or 11.4%, to $87.5 million at March 31, 2005 from $98.8 million at December 31, 2004. Our capital-to-assets ratio under generally accepted accounting principles was 11.58% at March 31, 2005 compared to 13.14% at December 31, 2004. The decrease in our capital for the three months ended March 31, 2005 was a result of $11.6 million of common stock repurchases, $439,000 in dividends paid to shareholders, and a $491,000 net decline in the value of our available-for-sale investment securities, offset in part by $765,000 in net income, a $258,000 increase in equity related to our ESOP, and a $270,000 increase in equity for the accrual of stock-based compensation related to the MRP.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

        General. Net income increased $11,000, or 1.5%, to $765,000 for the three months ended March 31, 2005 from $754,000 for the three months ended March 31, 2004. The increase in net income was primarily the result of a lower provision for loan losses, and higher non-interest income, predominantly offset by lower net interest income.

        Net Interest Income. Net interest income was $6.4 million for the three months ended March 31, 2005 which was $800,000, or 11.1%, less than the $7.2 million for the three months ended March 31, 2004. Interest income increased by $309,000 to $10.1 million for the three months ended March 31, 2005, along with interest expense, which increased $1.1 million to $3.7 million for the three months ended March 31, 2005. Average interest-earning assets increased to $708.1 million for the three months ended March 31, 2005 from $659.9 million for the three months ended March 31, 2004. Offsetting this increase was a 76 basis point decline in our net interest margin to 3.59% for the three months ended March 31, 2005 from 4.35% for the three months ended March 31, 2004. The decline in the net interest margin was primarily attributable to the increase in the Company's cost of funds as a result of rising short term interest rates, the addition of investment securities that generally produce lower yields than loans, and lower loan yields earned.

        Interest Income. Interest income for the three months ended March 31, 2005 increased $309,000, or 3.2%, to $10.1 million compared to $9.8 million for the same period in 2004. The increase was primarily the result of a $48.2 million increase in the average balance of interest-earning assets during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in interest-earning assets was primarily a result of increased loan volume funded from increased borrowings, partially offset by lower interest rates on new loan production and prepayments of higher rate loans. Interest earned on total loans for the three months ended March 31, 2005 was $8.2 million compared to $7.8 million for the three months ended March 31, 2004. The average yield on total loans declined to 6.55% for the three months ended March 31, 2005 compared to 6.69% for the three months ended March 31, 2004.

        Interest income on investment securities (including mortgage-backed securities but excluding Federal Home Loan Bank stock) increased slightly to $1.9 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004. The increase resulted from a 30 basis point rise in the average yield on investments to 3.84% for the three months ended March 31, 2005 from 3.54% for the three months ended March 31, 2004. This increase was somewhat offset by a decrease of $6.2 million in average investments to $192.8 million for the three months ended March 31, 2005 from $199.0 million for the three months ended March 31, 2004.

        Federal Home Loan Bank of Seattle ("FHLB") stock dividends decreased to $54,000 for the three months ended March 31, 2005, from $114,000 for the three months ended March 31, 2004. The FHLB adopted a new dividend policy in December 2004, and neither declared nor paid a dividend in the fourth quarter of 2004. Under this new policy, the FHLB will declare dividends for a given quarter based on earnings from the prior quarter, subject to certain limitations. Based on recent announcements from the FHLB, it is expected that dividend rates will be lower in the current year as compared to past periods.

        Interest Expense. Interest expense increased $1.1 million, or 42.3%, and was $3.7 million for the three months ended March 31, 2005 compared to $2.6 million for the three months ended March 31, 2004. The increase was primarily attributable to the average cost of interest-bearing liabilities increasing 61 basis points to 2.44% for the three months ended March 31, 2005 from 1.83% for the three months ended March 31, 2004. This increase was coupled with growth in the average balance of interest-bearing liabilities of $83.6 million, or 15.7%, to $617.5 million for the three months ended March 31, 2005 from $533.9 million for the three months ended March 31, 2004.

        Interest expense on Federal Home Loan Bank of Seattle advances increased $716,000 for the three months ended March 31, 2005 to $2.5 million from $1.8 million for the three months ended March 31, 2004. The increase was attributable to a higher average balance of Federal Home Loan Bank of Seattle advances outstanding of $298.0 million for the three months ended March 31, 2005 compared to $246.3 million for the three months ended March 31, 2004 and a higher average rate of 50 basis points. Overnight and term borrowings continue to be used to fund growth in both loans and investments. Interest expense on deposits increased $408,000, or 48.1%, to $1.3 million for the three months ended March 31, 2005 compared to $849,000 for the three month period ended March


31, 2004. The average balance of interest-bearing deposits increased to $319.5 million at March 31, 2005 compared to $287.6 million at March 31, 2004, and there was an increase in the rate on interest bearing deposits to 1.59% as of March 31, 2005 from 1.02% as of March 31, 2004.

        Average Balances and Average Yields/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in millions):

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost

INTEREST-EARNING ASSETS
Loans Receivable	$ 501.4	6.55%	$ 448.6	6.69%
Investment securities	192.8	3.84%	199.0	3.54%
FHLB stock	13.3	1.62%	11.5	3.97%
Interest-bearing deposits in other banks	0.6	2.58%	0.8	0.50%
Total interest-earning assets	708.1	5.72%	659.9	5.92%

Non-interest-earning assets	45.0		42.4

Total assets	$ 753.1		$ 702.3

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 319.5	1.59%	$ 287.6	1.02%
FHLB advances	298.0	3.36%	246.3	2.86%

Total interest-bearing liabilities	617.5	2.44%	533.9	1.83%

Non-interest-bearing liabilities:
Non-interest-bearing checking	28.5		27.2
Other	14.2		26.2

Total non-interest-bearing liabilities	42.7		53.4

Total liabilities	660.2		587.3

Equity	92.9		115.0

Total liabilities and equity	$ 753.1		$ 702.3

Net interest income	$ 6.4		$ 7.2
Interest rate spread		3.28%		4.09%
Net interest margin	3.59%		>4.35%

        Provision for Loan Losses. Our Asset/Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. In connection with the quarterly assessment, the Committee analyzes several different factors, including delinquency ratios, charge-off rates, underwriting criteria, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies, and vacancy rates of commercial and residential properties.

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


        The provision for loan losses decreased $600,000 to $300,000 for the three months ended March 31, 2005, compared to $900,000 for the three months ended March 31, 2004. The decrease was primarily a result of the improved credit quality of the loan portfolio and the increased percentage of loans secured by real estate. Net charge-offs were $254,000 for the three month period ended March 31, 2005 compared to $544,000 for the three month period ended March 31, 2004. The provision for the three months ended March 31, 2005 was set at $300,000, primarily as a result of the continued growth in real estate secured loans, the lower net charge-offs being experienced, and the improving regional and local economy.

        The following table summarizes the activity in the allowance for losses on loans during the three-month periods ended March 31 (dollars in thousands):

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004

Allowance as of beginning of period	$ 8,981	$ 8,237

Provision for losses on loans	300	900

Recoveries	93	97

Charge-offs	(347)	(641)

Allowance as of the end of period	$ 9,027	$ 8,593

        Non-interest Income. Non-interest income increased $239,000, or 13.8%, to $2.0 million at March 31, 2005 from$1.7 million for the three months ended March 31, 2004. Gains on the sale of premise and equipment increased $249,000 primarily related to the gain from the sale of real estate that formerly housed the Bank's Fawcett Avenue branch, which was relocated to downtown Tacoma in December 2004. The sale of this branch in March 2005 resulted in a pre-tax gain of $288,000. Gain on sale of loans increased $69,000 and other operating income increased $81,000. These increases were offset by a decrease in gain on sale of securities of $179,000. Total service fees increased by a net $19,000

        Non-interest Expense. Non-interest expense was $6.9 million for the three months ended March 31, 2005, essentially unchanged from the same quarter in 2004. There was a significant decrease of $610,000 in outside and professional services to $411,000 for the three months ended March 31, 2005, from $1,021,000 for the three months ended March 31, 2004. Marketing expense also decreased by $89,000, while all other categories of non-interest expense increased. Compensation expense increased $267,000 and office operations increased by $182,000, while all other categories of non-interest expense increased by a total of $236,000.

        Compensation and benefits increased $267,000 to $3.6 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004, as a result of increases in employee benefits primarily attributable to our MRP. Compensation and benefits costs represented 51.9% and 47.9% of total non-interest expenses for the three months ended March 31, 2005, and 2004, respectively.

        Office operations increased $182,000 to $1.5 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. This increase is primarily attributable to increases in data processing maintenance and depreciation.

        Outside and professional services decreased $610,000 to $411,000 for the three months ended March 31, 2005 from $1,021,000 for the three months ended March 31, 2004. This decrease is primarily related to costs associated with completing our technology initiative that were still being incurred in the first quarter of 2004.

        Income Tax Expense. Income tax expense increased $27,000 to $394,000 for the three months ended March 31, 2005 from $367,000 for the same period a year ago. Income before federal income tax was $1.2 for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004, with effective tax rates of 34.0% and 32.7%, respectively.

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


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

        At March 31, 2005, we maintained a credit facility with the Federal Home Loan Bank of Seattle equal to 45.0% of the Bank's total assets, with an unused portion of the facility amounting to 5.2% of the Bank's total assets, or $39.5 million. This credit facility depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At March 31, 2005, we were in compliance with our collateral requirements. In addition, we held available for sale investment securities and readily saleable loans for liquidity purposes.

        At March 31, 2005, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $165.1 million or 45.7% of total deposits, including $24.8 million of brokered deposits which are scheduled to mature by September 30, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from our lower cost retail deposits. We have also elected to borrow from the Federal Home Loan Bank of Seattle to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, another financing cash flow activity of the Company has been the repurchase of its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended March 31, 2005, see "Common Stock Repurchases" contained in Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" under "Part II - Other Information" of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well-capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of March 31, 2005, the Bank was classified as a "well-capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $87.5 million at March 31, 2005, or 11.58% of total assets on that date. Our regulatory capital ratios at March 31, 2005 were as follows: Tier I leverage of 11.41%; Tier I risk-based capital of 16.35%; and total risk-based capital of 17.61%.

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

        The Bank continues to be exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At March 31, 2005, there were no material changes in the Bank's market risk from the information provided in the Company's 2004 Form 10-K which was filed with the SEC on March 9, 2005.

        At March 31, 2005, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.


ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e)of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. Based upon its evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.

Changes in Internal Controls

        During the period covered by this quarterly report, management has implemented changes in the Company's internal controls relating to information technology systems' security and access privileges, segregation of duties, and the related management oversight thereof. Management does not believe any of the changes made or currently underway in the Company's systems of internal control, or in other factors that could significantly affect internal control, have resulted in any significant deficiencies or material weaknesses in the Company's internal control subsequent to the date of their most recent evaluation.

        The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG." As of March 31, 2005, there were 7,003,366 shares of common stock issued, including 675,000 earned and unearned ESOP shares and 330,300 unvested restricted shares granted under the MRP.

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

        The Company is "well-capitalized" and highly rated in accordance with regulatory standards. On December 22, 2004, the Company announced its third repurchase program for the repurchase of 5%, or 353,860 shares, of the Company's common stock,


which was completed on February 15, 2005 at an average price of $17.70 per share. The Company announced its intention to purchase an additional 5% of its outstanding shares (336,400 shares) on February 16, 2005. This purchase is expected to be completed over six months. At March 31, 2005, there were 20,816 shares remaining to be purchased under this repurchase program.

        The following table sets forth information about the Company's repurchases of its outstanding common stock during the quarter ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2005 - January 31, 2005	232,194	$ 17.77	232,194	118,116
February 1, 2005 - February 28, 2005	279,100	17.69	279,100	175,416
March 1, 2005 - March 31, 2005	154,600	16.62	154,600	20,816
Total	665,894	$ 17.47	665,894

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

                                                                                                                    Rainier Pacific Financial Group, Inc.

May 4, 2005                                                                                       /s/John A. Hall
                                                                                                             John A. Hall
                                                                                                             President and Chief Executive Officer
                                                                                                            (Principal Executive Officer)

May 4, 2005                                                                                    /s/Joel G. Edwards
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

                       (a)        Designed such disclosure controls and procedures, or caused such disclosure controls an procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                      (b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                      (c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                      (d)         Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: May 4, 2005                                                                         /s/John A. Hall
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

                       (a)        Designed such disclosure controls and procedures, or caused such disclosure controls an procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                      (b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                      (c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                      (d)         Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: May 4, 2005                                                                      /s/Joel G. Edwards
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

       /s/John A. Hall                                                                                              /s/Joel G. Edwards
       John A. Hall                                                                                                   Joel G. Edwards
       President and Chief Executive Officer                                                       Chief Financial Officer

  Dated: May 4, 2005
