Form 10-Q
period 2005-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-08-03
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                 For the quarterly period ended .............................. June 30, 2005

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
              Yes X .No ____.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title of class:                                                                                                                            As of June 30, 2005

        Common stock, no par value                                                                                                                    6,988,766*

*  Includes 560,004 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 262,240 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements:

	Consolidated Statements of Financial Condition as
	of June 30, 2005 and December 31, 2004	2
	Consolidated Statements of Income for the
	Three Months and Six Months Ended June 30, 2005 and 2004	3
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2005 and 2004	4
	Consolidated Statements of Shareholders' Equity
	for the Six Months Ended June 30, 2005 and for the Year Ended December 31, 2004	6
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Forward-Looking Statements	10
	Comparison of Financial Condition at June 30, 2005 and December 31, 2004	10
	Comparison of Operating Results for the
	Three Months Ended June 30, 2005 and June 30, 2004	12
	Comparison of Operating Results for the
	Six Months Ended June 30, 2005 and June 30, 2004	14
	Liquidity and Capital Resources	17

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4 -	Controls and Procedures	18

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	19
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3 -	Defaults Upon Senior Securities	19
ITEM 4 -	Submission of Matters to a Vote of Security Holders	20
ITEM 5 -	Other Information	20
ITEM 6 -	Exhibits	20

SIGNATURES		21


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	At June 30,	At December 31,
	2005	2004
ASSETS
ASSETS
Cash and cash equivalents	$ 7,499	$ 8,927
Interest-bearing deposits with banks	416	1,271
Securities available-for-sale	109,682	97,436
Securities held-to-maturity (fair value of $86,624 at June 30, 2005, $92,779 at December 31, 2004)	87,285	93,540
Federal Home Loan Bank ("FHLB") stock, at cost	13,712	13,374

Loans	515,995	502,719
Less: allowance for loan losses	(8,799)	(8,981)
Loans, net	507,196	493,738

Premises and equipment, net	34,654	34,684
Accrued interest receivable	3,412	3,354
Other assets	5,562	5,452

TOTAL ASSETS	$ 769,418	$ 751,776

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$ 28,028	$ 29,654
Interest-bearing	345,777	315,262
Total Deposits	373,805	344,916

Borrowed funds	299,559	295,722
Corporate drafts payable	3,433	3,839
Accrued compensation and benefits	1,972	1,828
Other liabilities	2,176	6,665

TOTAL LIABILITIES	680,945	652,970

SHAREHOLDERS' EQUITY
Common stock, no par value: 49,000,000 shares authorized; 6,988,766 shares issued and 6,167,797 shares outstanding at June 30, 2005; 7,672,260 shares issued and 6,779,634 shares outstanding at December 31, 2004	53,532	64,672
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,600)	(5,940)
Accumulated other comprehensive loss, net of tax	(802)	(725)
Retained earnings	41,343	40,799

TOTAL SHAREHOLDERS' EQUITY	88,473	98,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 769,418	$ 751,776


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$ 8,364	$ 8,030	$ 16,537	$ 15,863
Securities available-for-sale	1,129	1,105	2,145	1,949
Securities held-to-maturity	812	1,019	1,654	1,987
Interest-bearing deposits	5	1	9	2
FHLB stock dividends	-	124	54	238

Total interest income	10,310	10,279	20,399	20,039

INTEREST EXPENSE
Deposits	1,599	966	2,856	1,795
Borrowed funds	2,723	1,820	5,193	3,574

Total interest expense	4,322	2,786	8,049	5,369

Net interest income	5,988	7,493	12,350	14,670

PROVISION FOR LOAN LOSSES	150	600	450	1,500

Net interest income after provision for loan losses	5,838	6,893	11,900	13,170

NON-INTEREST INCOME
Deposit service fees	971	1,069	1,845	1,923
Loan service fees	238	203	456	477
Insurance service fees	133	135	300	294
Investment service fees	124	70	256	155
Gain/(loss) on sale of securities, net	(2)	-	(2)	179
Gain on sale of loans, net	109	144	316	282
Gain/(loss) on sale of premise and equipment, net	(2)	43	286	82
Other operating income	120	17	204	20

Total non-interest income	1,691	1,681	3,661	3,412

NON-INTEREST EXPENSE
Compensation and benefits	3,604	3,588	7,171	6,888
Office operations	1,312	1,240	2,752	2,498
Occupancy, net	472	357	960	701
Loan servicing	132	114	236	193
Outside and professional services	403	744	705	1,757
Marketing	238	314	563	723
Other operating expenses	408	776	1,055	1,260

Total non-interest expense	6,569	7,133	13,442	14,020

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	960	1,441	2,119	2,562

PROVISION FOR FEDERAL INCOME TAX	325	469	719	836

NET INCOME	$ 635	$ 972	$ 400	$ 1,726

EARNINGS PER COMMON SHARE
Basic	$ 0.10	$ 0.12	$ 0.22	$ 0.22
Diluted	$ 0.10	$ 0.12	$ 0.22	$ 0.22
Weighted average shares outstanding - Basic	6,148,455(1)	7,708,216(2)	6,294,499(1)	7,747,433(2)
Weighted average shares outstanding - Diluted	6,150,112(1)	7,708,216(2)	6,316,767(1)	7,747,433(2)

(1)     Weighted average shares outstanding (both Basic and Diluted) include 67,335 shares of the 328,300 restricted shares granted and issued under the
         Company's 2004 Management Recognition Plan ("MRP").

(2)     Weighted average shares outstanding (both Basic and Diluted) include 1,310 shares of the 336,800 restricted shares granted and issued under the
         MRP. Diluted weighted average shares outstanding exclude the impact of 680,000 options (with an exercise price of $16.26 per share) granted under the 2004 Stock Option Plan and 335,490 of restricted shares granted under the MRP, as a result of such options and restricted shares not being dilutive at June 30, 2004.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,400	$ 1,726
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,831	1,499
Provision for loan losses	450	1,500
FHLB stock dividends	(54)	(238)
Deferred income tax expense	26	641
Loss/(gain) on sale of securities, net	2	(179)
Loss/(gain) on sale of premises and equipment	(286)	(82)
Loss/(gain) on sale of loans, net	(316)	(282)
Accrued compensation for restricted stock awards	530	21
Amortization (accretion) of premium and discount on securities	515	667
Change in operating assets and liabilities:
Accrued interest receivable	(58)	(147)
Other assets	(96)	(586)
Corporate drafts payable	(406)	(5,472)
Other liabilities	(4,345)	(3,637)

Net cash from operating activities	(807)	(4,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales	11,156	17,348
Maturities, prepayments, and calls	5,916	-
Purchases	(29,751)	(61,912)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	6,054	11,936
Purchases of FHLB stock	(284)	(1,442)
Increase in loans, net	(33,174)	(47,765)
Proceeds from sales of loans	19,582	15,191
Purchases of premises and equipment	(1,515)	(8,756)
Increase (decrease) in interest-bearing deposits with banks	855	(2,649)

Net cash from investing activities	(21,161)	(78,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,889	29,545
Advances on borrowed funds	1,156,074	491,964
Repayments of borrowed funds	(1,152,237)	(431,567)
Earned ESOP shares released	340	339
Change in value of ESOP shares	156	201
Dividends paid	(856)	(837)
Common stock repurchased	(11,826)	(5,474)

Net cash from financing activities	20,540	84,171

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,428)	1,553

CASH AND CASH EQUIVALENTS (at beginning of year)	8,927	9,922

CASH AND CASH EQUIVALENTS (at end of year)	$ 7,499	$ 11,475


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Dollars In Thousands

Six Months Ended
June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$ 8,074	$ 5,406

Income taxes	$ 555	$ 350

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized losses on securities available-for sale, net of tax	$ (77)	$ (1,449)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Unaudited)
Dollars In Thousands

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	(Loss)	Total

Balance, December 31, 2003	8,442,840	$82,570	$(6,618)	$38,837	$(232)	$114,557
Common stock repurchased	(1,103,880)	(18,858)				(18,858)
Common stock issued for MRP	336,800
MRP forfeitures	(3,500)
Earned ESOP shares released			678			678
ESOP activity-change in value of shares committed to be released		152				152
Dividends paid				(1,665)		(1,665)
Amortization of compensation related to MRP		561				561
Comprehensive income:
Net income				3,627		3,627
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $254					(493)	(493)
Reclassification adjustment for gains on securities included in net income, net of tax		247				247
Total comprehensive income						3,381
Balance, December 31, 2004	7,672,260	64,672	(5,940)	40,799	(725)	98,806
Common stock repurchased	(678,494)	(11,826)				(11,826)
MRP forfeitures	(5,000)
Earned ESOP shares released			340			340
ESOP activity-change in value of shares committed to be released		156				156
Dividends paid				(856)		(856)
Amortization of compensation related to MRP		530				530
Comprehensive income:
Net income				1,400		1,400
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $40					(77)	(77)
Total comprehensive income						1,323
Balance, June 30, 2005	6,988,766	$53,532	$(5,600)	$41,343	$(802)	$88,473


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
 SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company, the Bank, and SSI. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("2004 Form 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on March 9, 2005. All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Certain reclassifications of prior year amounts have been made to conform to current presentation. These reclassifications had no effect on net income. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported herein.

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At June 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the 2004 Form 10-K.

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


        In connection with the conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the financial statements contained in the Company's Registration Statement on Form S-1 filed with the SEC. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

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

        If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the following periods (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Pro forma disclosure:
Net income, as reported	$ 635	$ 1,400
Compensation expense, net of tax	(163)	(347)
Pro forma net income	$ 472	$ 1,053

Basic earnings per share:
As reported	$ 0.10	$ 0.22
Pro forma	$ 0.08	$ 0.17

Diluted earnings per share:
As reported	$ 0.10	$ 0.22
Pro forma	$ 0.08	$ 0.17

        The fair value of options granted during 2004 is estimated on the date of grant using a binomial option-pricing model. There were no options granted during the three or six months ended June 30, 2005.

        At June 30, 2005, the Company had an aggregate of 173,284 options available for future issuance under the 2004 Stock Option Plan.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the 2004 Stock Option Plan and the MRP approved by the shareholders in April 2004. Unallocated shares relating to the ESOP debt obligations are deducted in the calculation of weighted average shares outstanding.


The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:

Net Income	$ 635	$ 972	$ 1,400	$ 1,726

Denominator:

Denominator for basic net income per share:
Weighted average shares	6,148,455	7,708,216	6,294,499	7,747,433
Effect of dilutive securities:
Stock options	-	-	16,117	-
Restricted stock	1,657	-	6,151	-
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,150,112	7,708,216	6,316,767	7,747,433

Basic earnings per share	$ 0.10	$ 0.12	$ 0.22	$ 0.22

Diluted earnings per share	$ 0.10	$ 0.12	$ 0.22	$ 0.22

Note 6 - Cash Dividends

        On May 13, 2005, the Company announced a quarterly cash dividend of $0.06 cents per share payable on June 10, 2005 to shareholders of record on May 27, 2005.

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


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company's reports filed with the SEC, including its 2004 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

        General. Total assets increased by $17.6 million, or 2.3% to $769.4 million at June 30, 2005 from $751.8 million at December 31, 2004. The increase in total assets reflects increases in our loan portfolio of $13.3 million to $516.0 million from $502.7 million, and investment securities (including mortgage-backed securities but excluding FHLB of Seattle stock) of $6.0 million to $197.0 million from $191.0 million. Deposits increased $28.9 million to $373.8 million from $344.9 million, and borrowed funds from the FHLB of Seattle increased $3.9 million to $299.6 million from $295.7 million. Shareholders' equity decreased $10.3 million to $88.5 million from $98.8 million, which was primarily attributable to stock repurchases and dividends paid to shareholders.

        Assets. Our loan portfolio increased $13.3 million, or 2.6% to $516.0 million at June 30, 2005 from $502.7 million at December 31, 2004. The Company continued to focus on increasing its commercial, multi-family, and residential real estate construction loans. The $13.3 million net increase in the loan portfolio during the first six months of 2005 consisted primarily of construction loans, which increased $18.1 million, or 111.7%, to $34.3 million from $16.2 million, and commercial real estate loans, which increased $8.2 million, or 5.7%, to $152.9 million from $144.7 million. These increases were partially offset by prepayments of commercial real estate loans of $22.0 million, the sale of $19.6 million of single-family loans, and a decrease in consumer loans of $8.7 million, or 7.5%, to $106.9 million from $115.6 million.


The following table sets forth the Company's loan portfolio by type as of the dates indicated (in thousands):

	June 30, 2005	December 31, 2004
Real estate:
One-to-four family residential	$ 88,867	$ 97,455
Multi-family residential	127,439	126,199
Commercial	152,857	144,717
	369,163	368,371
Real estate construction:
One to four-family residential	34,290	16,183

Consumer:
Automobile	45,057	52,567
Home equity loans	30,373	28,775
Credit cards	21,357	22,447
Other	10,122	11,802
	106,909	115,591

Commercial / business	6,148	2,828

Subtotal	516,510	502,973

Less:
Deferred loan fees, net	(515)	(254)
Allowance for loan losses	(8,799)	(8,981)

Loans, net	$ 507,196	$ 493,738

        Our investment securities portfolio (including mortgage-backed securities but excluding FHLB of Seattle stock) increased $6.0 million, or 3.1% to $197.0 million at June 30, 2005 from $191.0 million at December 31, 2004. The growth in the investment portfolio resulted primarily from the addition of adjustable rate trust preferred securities. Trust preferred securities increased by $24.6 million, or 63.6%, to $63.3 million at June 30, 2005 from $38.7 million at December 31, 2004. Mortgage-backed securities decreased $16.9 million, or 15.8%, to $90.0 million at June 30, 2005 from $106.9 million at December 31, 2004. All other securities decreased by a net amount of $1.7 million.

        The trust preferred securities purchased were variable rate securities with an average yield of 4.44% which reprice quarterly based on a London Interbank Offered Rate ("LIBOR") index. These securities were purchased to increase our interest-earning assets while managing our interest rate risk exposure in the investment securities portfolio.

        FHLB of Seattle stock, while not classified as an investment security for purposes of this discussion, remained relatively stable with an increase of $338,000, or 2.5%, to $13.7 million at June 30, 2005 from $13.4 million at December 31, 2004. We purchased additional FHLB of Seattle stock to meet the minimum stock requirements to support our level of borrowed funds from the FHLB of Seattle.

        Deposits. Our total deposits increased $28.9 million, or 8.4%, to $373.8 million at June 30, 2005 from $344.9 million at December 31, 2004. The increase was concentrated in interest-bearing deposits, which increased $30.5 million, or 9.7%, to $345.8 million at June 30, 2005 from $315.3 million at December 31, 2004. Non-interest bearing deposits, consisting of checking accounts, decreased $1.6 million during this same period. Certificates of deposit (excluding individual retirement account certificates of deposit) increased $42.9 million to $191.3 at June 30, 2005 from $148.4 million at December 31, 2004. Brokered certificates of deposit increased $25.5 million to $35.9 million at June 30, 2005 from $10.4 million at December 31, 2004. Core deposits, which are comprised of checking, savings, money market, and individual retirement accounts, totaled $182.5 million, or 48.8% of total deposits at June 30, 2005.

        Borrowed Funds. Borrowed funds consisted of FHLB of Seattle advances, increased $3.9 million, or 1.3%, to $299.6 million at June 30, 2005 from $295.7 million at December 31, 2004. We used the borrowed funds for funding loans and investment securities, and as part of our capital leverage and interest rate risk management strategies.


        Shareholders' Equity. Total shareholders' equity (or "capital") decreased $10.3 million, or 10.4%, to $88.5 million at June 30, 2005 from $98.8 million at December 31, 2004. Our capital-to-assets ratio was 11.50% at June 30, 2005 compared to 13.14% at December 31, 2004. The decrease in our capital for the six months ended June 30, 2005 was a result of $11.8 million of common stock repurchases, $856,000 in dividends paid to shareholders, and a $77,000 net decline in the value of our available-for-sale investment securities, offset in part by $1.4 million in net income, a $496,000 increase in equity related to our ESOP, and a $530,000 increase in equity for the accrual of stock-based compensation related to the MRP.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

        General. Net income decreased $337,000, or 34.7%, to $635,000 for the three months ended June 30, 2005 from $972,000 for the three months ended June 30, 2004. The decrease in net income was primarily the result of a lower net interest income, partially offset by a lower provision for loan losses and lower operating expenses.

        Net Interest Income. Net interest income was $6.0 million for the three months ended June 30, 2005 which was $1.5 million, or 20.0%, less than the $7.5 million for the three months ended June 30, 2004. The decline in net interest income was primarily attributable to the increase in the Company's cost of funds as a result of rising short-term interest rates. Interest income was relatively unchanged for the three months ended June 30, 2005 compared to the same period a year before. Interest expense, however, increased $1.5 million to $4.3 million for the three months ended June 30, 2005 compared to the same period in 2004. Average interest-earning assets increased $10.3 million to $717.2 million for the three months ended June 30, 2005 from $706.9 million for the three months ended June 30, 2004. Offsetting this increase was a 90 basis point decline in our net interest margin to 3.33% for the three months ended June 30, 2005 from 4.23% for the three months ended June 30, 2004.

        Interest Income. Interest income for the three months ended June 30, 2005 increased $31,000, or 0.3%, unchanged at $10.3 million compared to the same period in 2004.  An increase of $10.3 million in the average balance of interest-earning assets for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 mitigated the impact from the lower yields on loans. The increase in interest-earning assets was primarily a result of increased loan volume. Interest earned on loans for the three months ended June 30, 2005 was $8.4 million compared to $8.0 million for the three months ended June 30, 2004. The average yield on loans declined 20 basis points to 6.63% for the three months ended June 30, 2005 compared to 6.83% for the three months ended June 30, 2004.

        Interest income on investment securities (including mortgage-backed securities but excluding FHLB of Seattle stock) decreased slightly to $1.9 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. The decrease resulted from an average balance of investments that was $25.4 million lower during the second quarter of 2005 than it was for the same period a year ago. However, this was partially offset by an 11 basis point rise in the average yield on investments to 3.92% for the three months ended June 30, 2005 from 3.81% for the three months ended June 30, 2004.

        We did not receive a dividend of FHLB of Seattle stock during the second quarter of 2005, compared to dividends of $124,000 during the same quarter a year ago.  The FHLB of Seattle is operating under a regulatory directive and in May 2005 announced that all future dividends will be suspended until its financial position and performance improves.

        Interest Expense. Interest expense increased $1.5 million, or 53.6%, to $4.3 million for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004. Interest paid on deposits, increased $633,000, or 65.5% to $1.6 million for the three months ended June 30, 2005 compared to $966,000 for the same period a year earlier. This increase was primarily attributable to the average cost of interest-bearing deposits increasing 69 basis points to 1.92% for the three months ended June 30, 2005 from 1.23% for the three months ended June 30, 2004. This rise in rates was coupled with an increase in the average balance of interest-bearing deposits of $19.0 million, or 6.0%, to $333.8 million for the three months ended June 30, 2005 from $314.8 million for the three months ended June 30, 2004.

        Interest expense on FHLB of Seattle advances increased $903,000, or 49.6%, for the three months ended June 30, 2005 to $2.7 million from $1.8 million for the three months ended June 30, 2004. The increase was attributable to a higher cost of advances as short-term rates continued to rise and a higher average outstanding balance of FHLB of Seattle advances totaling $301.7 million for the three months ended June 30, 2005 compared to $279.7 million for the three months ended June 30, 2004. FHLB of Seattle overnight and term advances continue to be used to fund growth in the loan portfolio.


        Average Balances and Average Yields/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost

INTEREST-EARNING ASSETS
Loans, net	$ 505,111	6.63%	$ 470,774	6.83%
Investment securities	197,664	3.92%	223,072	3.81%
FHLB stock	13,679	0.00%	12,434	4.01%
Interest-bearing deposits in other banks	761	2.61%	614	0.79%
Total interest-earning assets	717,215	5.75%	706,894	5.82%

Non-interest-earning assets	45,259		40,898

Total assets	$ 762,474		$ 747,792

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 333,769	1.92%	$ 314,823	1.23%
FHLB advances	301,715	3.62%	279,738	2.62%

Total interest-bearing liabilities	635,484	2.73%	594,561	1.89%

Non-interest-bearing liabilities:
Non-interest-bearing checking	28,665		27,746
Other	10,245		12,394

Total non-interest-bearing liabilities	38,910		40,140

Total liabilities	674,394		634,701

Equity	88,080		113,091

Total liabilities and equity	$ 762,474		$ 747,792

Net interest income	$ 5,988		$ 7,493
Interest rate spread		3.02%		3.93%
Net interest margin	3.33%		4.23%

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

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures, which could affect the collectibility of the respective loan types such as the amount and types of classified loans, past due ratios, and the actual loss experience. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as multi-family or commercial real estate or commercial/business loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.


         The provision for loan losses decreased $450,000 to $150,000 for the three months ended June 30, 2005, compared to $600,000 for the three months ended June 30, 2004. The decrease was primarily a result of the continued improvement in the credit quality of the loan portfolio. Net charge-offs were $378,000 for the three month period ended June 30, 2005, compared to $512,000 for the three month period ended June 30, 2004. The provision for the three months ended June 30, 2005 was set at $150,000 primarily as a result of the increased percentage of loans secured by real estate, low net charge-offs and delinquencies, and the improving regional and local economy.

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)

Allowance as of beginning of period	$ 9,027	$ 8,593

Provision for losses on loans	150	600

Recoveries	94	93

Charge-offs	(472)	(605)

Allowance as of the end of period	$ 8,799	$ 8,681

        Non-interest Income. Non-interest income was $1.7 million for the three months ended June 30, 2005 unchanged from $1.7 million for the three months ended June 30, 2004. The $98,000 decrease in deposit service fees was essentially offset by increases in investment service fees of $54,000 and loan service fees of $35,000. All other categories of non-interest income increased $19,000 for the three months ended June 30, 2005 compared to the same period a year ago.

        Non-interest Expense. Non-interest expense was $6.6 million for the three months ended June 30, 2005, and was $564,000, or 7.9%, less than the $7.1 million of non-interest expenses recognized during the same quarter in 2004. While compensation and benefits expense was unchanged, there were decreases of $341,000 in outside and professional services and $76,000 in marketing expense.

        Compensation and benefits for the three months ended June 30, 2005 were unchanged at $3.6 million compared to the three months ended June 30, 2004. Compensation costs represented 54.9% and 50.3% of total non-interest expenses for the three months ended June 30, 2005, and 2004, respectively. As of June 30, 2005, we employed 205 full-time equivalent employees, compared to 218 at June 30, 2004.

        Occupancy expense increased $115,000 to $472,000 for the three months ended June 30, 2005 from $357,000 for the three months ended June 30, 2004. This increase is primarily attributable to higher building depreciation and maintenance costs associated with our new corporate office building that we relocated into in December 2004.

        Outside and professional services decreased $341,000 to $403,000 for the three months ended June 30, 2005 from $744,000 for the three months ended June 30, 2004. This decrease is primarily related to costs associated with completing our technology initiative that were still being incurred in the second quarter of 2004.

        Income Tax Expense. Income tax expense decreased $144,000 to $325,000 for the three months ended June 30, 2005 from $469,000 for the same period a year ago. Income before federal income tax was $960,000 for the three months ended June 30, 2005 compared to $1.4 million for the three months ended June 30, 2004, with effective tax rates of 33.9% and 32.6%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

        General. Net income decreased $326,000, or 17.6%, to $1.4 million for the six months ended June 30, 2005 compared to $1.7 million for the six months ended June 30, 2004. The decrease in net income was primarily the result of lower net interest income due to a decrease in our net interest margin. This decrease was partially offset by a lower provision for loan losses, higher non-interest income and lower non-interest expenses.

        Net Interest Income. Net interest income decreased $2.3 million, or 15.6%, to $12.4 million for the six months ended June 30, 2005 compared to $14.7 million for the six months ended June 30, 2004. This decrease resulted from an increase in interest expense


of $2.7 million partially offset by an increase in interest income of $360,000. Average interest-earning assets increased to $712.7 million for the six months ended June 30, 2005 from $683.4 million for the six months ended June 30, 2004. Offsetting this increase in average interest-earning assets was an 81 basis point decline in our net interest margin to 3.47% for the six months ended June 30, 2005 from 4.28% for the six months ended June 30, 2004. The decline in the net interest margin was primarily attributable to rising costs of customer deposits and borrowed funds due to increased short-term interest rates and the flattening of the yield curve.

        Interest Income. Interest income for the six months ended June 30, 2005 increased $360,000, or 1.8%, to $20.4 million compared to $20.0 million for the same period in 2004. The increase was the result of a $29.3 million increase in the average balance of interest-earning assets from the six months ended June 30, 2004. Interest earned on total loans for the six months ended June 30, 2005 was $16.5 million compared to $15.9 million for the same period a year ago. However, the average yield on total loans declined to 6.59% for the six months ended June 30, 2005 compared to 6.91% for the six months ended June 30, 2004.

        Interest income on investment securities (including mortgage-backed securities but excluding FHLB of Seattle stock) decreased $137,000 to $3.8 million for the six months ended June 30, 2005 compared to $3.9 million for the six months ended June 30, 2004. The decrease resulted from a $15.8 million decrease in average investments to $195.2 million for the six months ended June 30, 2005 compared to $211.0 million for the six months ended June 30, 2004. This decrease was partially offset by a 15 basis point increase in the average yield on investments to 3.89% for the six months ended June 30, 2005 from 3.74% for the six months ended June 30, 2004. We did not receive a dividend of FHLB of Seattle stock during the second quarter of 2005.  The FHLB of Seattle is operating under a regulatory directive and in May 2005 announced that all future dividends would be suspended until their financial position and performance improved.

        Interest Expense. Interest expense increased $2.6 million, or 48.1%, to $8.0 million for the six months ended June 30, 2005 compared to $5.4 million for the six months ended June 30, 2004. The increase is primarily attributable to the average cost of interest-bearing liabilities increasing 68 basis points to 2.59% for the six months ended June 30, 2005 from 1.91% for the six months ended June 30, 2004. Further accentuating this cost of funds increase, the average balance of interest-bearing liabilities increased $59.2 million to $626.1 million for the six months ended June 30, 2005 from $566.9 million for the six months ended June 30, 2004.

        Interest expense on FHLB of Seattle advances increased $1.6 million, or 44.4%, for the six months ended June 30, 2005 to $5.2 million from $3.6 million for the six months ended June 30, 2004. The increase is attributable to a larger average balance of FHLB of Seattle advances outstanding of $299.9 million for the six months ended June 30, 2005 compared to $263.0 million for the six months ended June 30, 2004 and a higher cost of funds as short-term rates rose. Overnight and term borrowings continue to be used to fund growth in loans.


Average Balances and Average Yields/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields, and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousand):

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost

INTEREST-EARNING ASSETS
Loans, net	$ 503,251	6.59%	$ 459,708	6.91%
Investment securities	195,176	3.89%	210,966	3.74%
FHLB stock	13,548	0.80%	12,009	3.97%
Interest-bearing deposits in other banks	692	2.60%	723	0.62%
Total interest-earning assets	712,667	5.74%	683,406	5.87%

Non-interest-earning assets	45,337		40,961

Total assets	$ 758,004		$ 724,367

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 326,275	1.76%	$ 303,840	1.19%
FHLB advances	299,868	3.49%	263,032	2.74%

Total interest-bearing liabilities	626,143	2.59%	566,872	1.91%

Non-interest-bearing liabilities:
Non-interest-bearing checking	28,583		27,684
Other	12,357		15,984

Total non-interest-bearing liabilities	40,940		43,668

Total liabilities	667,083		610,540

Equity	90,921		113,827

Total liabilities and equity	$ 758,004		$ 724,367

Net interest income	$ 12,350		$ 14,670
Interest rate spread		3.15%		3.96%
Net interest margin	3.47%		4.28%

        Provision for Loan Losses. The provision for loan losses decreased $1.1 million to $450,000 for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. We decreased the provision primarily as a result of the improving credit quality of the loan portfolio, the increased percentage of loans secured by real estate and the strengthening regional and local economies. Charge-offs for the six months ended June 30, 2005 totaled $632,000, compared to $1.1 million for the same period a year ago.

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)

Allowance as of beginning of period	$ 8,981	$ 8,237

Provision for losses on loans	450	1,500

Recoveries	187	189

Charge-offs	(819)	(1,245)

Allowance as of the end of period	$ 8,799	$ 8,681


        Non-interest Income. Non-interest income increased $249,000 to $3.7 million for the six months ended June 30, 2005 compared to $3.4 million for the six months ended June 30, 2004. The increase is primarily the result of a gain on the sale of one of our branches that was relocated and netted $288,000, and an increase in investment service fees of $101,000, partially offset by a decrease in gain on sale of investments of $181,000. All other categories of non-interest income increased by a net amount of $41,000.

        Non-interest Expense. Non-interest expense decreased $578,000, or 4.1%, to $13.4 million for the six months ended June 30, 2005 from $14.0 million for the six months ended June 30, 2004. This decrease was primarily the result of lower outside and professional services; partially offset by higher compensation and benefit costs, office operations, and other non-interest expenses.

        Compensation and benefits increased $283,000 to $7.2 million for the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004. Compensation and benefits costs represented 53.3% and 49.1% of total non-interest expense for the six months ended June 30, 2005, and 2004, respectively.

        Office operations increased $254,000 to $2.8 million for the six months ended June 30, 2005 compared to $2.5 million for the six months ended June 30, 2004. This increase was primarily attributable to higher data processing maintenance and depreciation costs associated with upgrading our communications and our data processing operations.

        Outside professional services decreased $1.1 million to $705,000 for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004. This decrease was primarily attributable to lower costs associated with completing our technology initiative in 2004.

        Income Tax Expense. Income tax expense decreased $117,000 to $719,000 for the six months ended June 30, 2005 compared to $836,000 for the same period a year ago. Income before federal income tax was $2.1 million for the six months ended June 30, 2005 compared to $2.6 million for the six months ended June 30, 2004 with effective tax rates of 33.9% and 32.6%, respectively.

Liquidity and Capital Resources

        Liquidity. We actively analyze and manage the Bank's liquidity with the objective of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements of Part I of this quarterly report.

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, borrowed funds from the FHLB of Seattle, and brokered deposits. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At June 30, 2005, we maintained a credit facility with the FHLB of Seattle equal to 45.0% of the Bank's total assets, with an unused portion of the facility amounting to 6.1% of the Bank's total assets, or $46.7 million. This credit facility depends on us having sufficient collateral to pledge to the FHLB of Seattle. At June 30, 2005, we were in compliance with our collateral requirements. In addition, we held available-for-sale investment securities and readily saleable loans for liquidity purposes.

        At June 30, 2005, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $191.3 million or 51.2% of total deposits, including $35.9 million of brokered deposits which are scheduled to mature by December 31, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from our lower cost retail deposits. We have also elected to borrow from the FHLB of Seattle to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the FHLB of Seattle, the sale of mortgage loans or investments, and brokered deposits. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, the Company has been repurchasing its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended June 30, 2005, see "Common Stock Repurchases" contained in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under Part II - Other Information of this quarterly report.


        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well-capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of June 30, 2005, the Bank was classified as a "well-capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $88.5 million at June 30, 2005, or 11.50% of total assets on that date. Our regulatory capital ratios at June 30, 2005 were as follows: Tier I leverage of 11.32%; Tier I risk-based capital of 15.68%; and total risk-based capital of 16.94%.

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

        The Bank is exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At June 30, 2005, there were no material changes in the Bank's market risk from the information provided in the 2004 Form 10-K which was filed with the SEC on March 9, 2005.

        At June 30, 2005, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. Based upon its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.

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


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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG". As of June 30, 2005, there were 6,988,766 shares of common stock issued, including 560,004 unearned ESOP shares and 262,240 unvested restricted shares granted under the MRP. During the quarter ended June 30, 2005, the Company did not sell any securities that were not registered under the Securities Act of 1933.

Common Stock Repurchases

        A bank holding company, except for certain "well-capitalized" and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

        The following table sets forth information about the Company's repurchases of its outstanding common stock during the quarter ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2005 - April 30, 2005	12,600	$15.31	12,600	8,216
May 1, 2005 - May 31, 2005	-	-	-	8,216
June 1, 2005 - June 30, 2005	-	-	-	8,216
Total	12,600	$15.31	12,600

(1)    The Company announced its intention to purchase an additional 5% of its outstanding shares (336,400) on February 16, 2005. This purchase is expected to be completed over six months. At June 30, 2005, there were 8,216 share remaining to be purchased under this repurchase program.

        On July 22, 2005, the Company announced the completion of its fourth repurchase program of 336,400 of its shares at an average price of $16.73 per share. The Company announced its intention to purchase an additional 5% of its outstanding shares (321,000) on July 25, 2005. This fifth repurchase plan is expected to be completed within twelve months of the announcement date.

ITEM 3 - Defaults Upon Senior Securities

Not applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on April 25, 2005 at the Sheraton Tacoma Hotel located at 1320 Broadway Avenue, Tacoma, Washington. Three directors were elected at the meeting (Charles E. Cuzzetto, Stephen M. Bader, and John A. Hall) and six directors continued their terms in office (Edward J. Brooks, Karyn R. Clarke, Robert H. Combs, Brian E. Knutson, Alan M. Somers, and Alfred H. Treleven, III). The results of the vote item presented at the meeting are as follows:

Election of Directors

Shareholders elected the following nominees to the Board of Directors for the terms indicated by the following vote:

		FOR		WITHHELD
	Term to	Number		Number
	Expire	of Votes	Percentage	of Votes	Percentage

Charles E. Cuzzetto	2008	6,297,123	97.2%	181,085	2.8%
Stephen M. Bader	2008	6,303,143	97.3%	175,065	2.7%
John A. Hall	2008	6,303,156	97.3%	175,052	2.7%

ITEM 5 - Other Information

Not applicable.

ITEM 6 - Exhibits

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
                      10.1    Form of Employment Agreement for President and Chief Executive Officer (1)
                      10.2    Form of Severance Agreement (1)
                      10.3    Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
                      10.4    Rainier Pacific 2004 Stock Option Plan (2)
                      10.5    Rainier Pacific 2004 Management Recognition Plan (2)
                        14     Code of Ethics (3)
                      31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                      31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                       32      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
                                 Sarbanes- Oxley Act

                                ______________________
                               (1)     Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349) and incorporated herein by reference. On
                           February 17, 2004, the Company entered into a three-year change in control severance agreement with Richard D. Pickett in the same form as those previously filed as an exhibit to the Registrant's Registration Statement.
                               (2)     Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
                               (3)     Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                            Rainier Pacific Financial Group, Inc.

August 3, 2005                                                               /s/ John A. Hall______________________
                                                                                          John A. Hall
                                                                                          President and Chief Executive Officer
                                                                                         (Principal Executive Officer)

August 3, 2005                                                                /s/ Joel G. Edwards__________________
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

Date: August 3, 2005                                                          /s/ John A. Hall______________________
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

Date: August 3, 2005                                                         /s/ Joel G. Edwards__________________
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

    /s/ John A. Hall                                                                                    /s/ Joel G. Edwards__________________
    John A. Hall                                                                                          Joel G. Edwards
    President and Chief Executive Officer                                              Chief Financial Officer

     Dated: August 3, 2005
