Form 10-Q/A
period 2005-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-08-26
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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


RAINIER PACIFIC FINANCIAL GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

     This Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and is being filed solely to correct a typographical error in the Net Income line item for the six months ended June 30, 2005 contained in the Consolidated Statements of Income. The registrant's Consolidated Financial Statements included in this Form 10-Q/A have not changed in any other respect. Exhibit Numbers 31.1, 31.2 and 32 are being included with this Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

Table of Contents

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements:

	Consolidated Statements of Financial Condition as
	of June 30, 2005 and December 31, 2004	2
	Consolidated Statements of Income for the
	Three Months and Six Months Ended June 30, 2005 and 2004	3
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2005 and 2004	4
	Consolidated Statements of Shareholders' Equity
	for the Six Months Ended June 30, 2005 and for the Year Ended December 31, 2004	6
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7
SIGNATURES		10

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$ 8,364	$ 8,030	$ 16,537	$ 15,863
Securities available-for-sale	1,129	1,105	2,145	1,949
Securities held-to-maturity	812	1,019	1,654	1,987
Interest-bearing deposits	5	1	9	2
FHLB stock dividends	-	124	54	238

Total interest income	10,310	10,279	20,399	20,039

INTEREST EXPENSE
Deposits	1,599	966	2,856	1,795
Borrowed funds	2,723	1,820	5,193	3,574

Total interest expense	4,322	2,786	8,049	5,369

Net interest income	5,988	7,493	12,350	14,670

PROVISION FOR LOAN LOSSES	150	600	450	1,500

Net interest income after provision for loan losses	5,838	6,893	11,900	13,170

NON-INTEREST INCOME
Deposit service fees	971	1,069	1,845	1,923
Loan service fees	238	203	456	477
Insurance service fees	133	135	300	294
Investment service fees	124	70	256	155
Gain/(loss) on sale of securities, net	(2)	-	(2)	179
Gain on sale of loans, net	109	144	316	282
Gain/(loss) on sale of premise and equipment, net	(2)	43	286	82
Other operating income	120	17	204	20

Total non-interest income	1,691	1,681	3,661	3,412

NON-INTEREST EXPENSE
Compensation and benefits	3,604	3,588	7,171	6,888
Office operations	1,312	1,240	2,752	2,498
Occupancy, net	472	357	960	701
Loan servicing	132	114	236	193
Outside and professional services	403	744	705	1,757
Marketing	238	314	563	723
Other operating expenses	408	776	1,055	1,260

Total non-interest expense	6,569	7,133	13,442	14,020

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	960	1,441	2,119	2,562

PROVISION FOR FEDERAL INCOME TAX	325	469	719	836

NET INCOME	$ 635	$ 972	$ 1,400	$ 1,726

EARNINGS PER COMMON SHARE
Basic	$ 0.10	$ 0.12	$ 0.22	$ 0.22
Diluted	$ 0.10	$ 0.12	$ 0.22	$ 0.22
Weighted average shares outstanding - Basic	6,148,455(1)	7,708,216(2)	6,294,499(1)	7,747,433(2)
Weighted average shares outstanding - Diluted	6,150,112(1)	7,708,216(2)	6,316,767(1)	7,747,433(2)

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

August 26, 2005                                                               /s/John A. Hall
                                                                                             John A. Hall
                                                                                             President and Chief Executive Officer
                                                                                            (Principal Executive Officer)

August 26, 2005                                                              /s/Joel G. Edwards
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

Date: August 26, 2005                                                       /s/ John A. Hall______________________
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

Date: August 26, 2005                                                       /s/ Joel G. Edwards__________________
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

     Dated: August 26, 2005
