Form 10-Q
period 2005-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2005-11-03
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark One)

                [ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     EXCHANGE ACT OF 1934

                                     For the quarterly period ended...........................................................  September 30, 2005

                [     ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     EXCHANGE ACT OF 1934

                                     For the transition period from ________________ to _________________

Commission File Number 000-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

                    Washington                                                                                                                                    87-070014
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

Yes  X  .    No          .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes____.   No    X    .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title of class:                                                                                                       As of September 30, 2005

    Common stock, no par value                                                                                                       6,783,189*

* Includes 543,030 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 260,640 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements.

	Consolidated Statements of Financial Condition as
	of September 30, 2005 and December 31, 2004	2
	Consolidated Statements of Income for the
	Three and Nine Months Ended September 30, 2005 and 2004	3
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Statements of Shareholders' Equity
	for the Nine Months Ended September 30, 2005 and Twelve Months Ended December 31, 2004	6
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Forward-Looking Statements	11
	Comparison of Financial Condition at September 30, 2005 and December 31, 2004	11
	Comparison of Operating Results for the
	Three Months Ended September 30, 2005 and 2004	13
	Comparison of Operating Results for the
	Nine Months Ended September 30, 2005 and 2004	15
	Liquidity and Capital Resources	18

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4 -	Controls and Procedures	20

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	20
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3 -	Defaults Upon Senior Securities	21
ITEM 4 -	Submission of Matters to a Vote of Security Holders	21
ITEM 5 -	Other Information	21
ITEM 6 -	Exhibits	21

SIGNATURES		22


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	At September 30,	At December 31,
	2005	2004
ASSETS
ASSETS:
Cash and cash equivalents	$ 9,063	$ 8,927
Interest-bearing deposits with banks	498	1,271
Securities available-for-sale	105,704	97,436
Securities held-to-maturity (fair value of $82,721 at September 30, 2005 and $92,779 at December 31, 2004.)	84,097	93,540
Federal Home Loan Bank ("FHLB") stock, at cost	13,712	13,374

Loans	540,746	502,719
Less: allowance for loan losses	(8,729)	(8,981)
Loans, net	532,017	493,738

Premises and equipment, net	35,125	34,684
Accrued interest receivable	3,342	3,354
Other assets	6,015	5,452

TOTAL ASSETS	$ 789,573	$ 751,776

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 30,990	$ 29,654
Interest-bearing	364,077	315,262
Total Deposits	395,067	344,916

Borrowed funds	300,726	295,722
Corporate drafts payable	3,170	3,839
Accrued compensation and benefits	2,183	1,828
Other liabilities	2,956	6,665

TOTAL LIABILITIES	704,102	652,970

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,783,189 shares issued and 5,997,076 shares outstanding at September 30, 2005; 7,672,260 shares issued and 6,779,634 shares outstanding at December 31, 2004.	50,450	64,672
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,430)	(5,940)
Accumulated other comprehensive loss, net of tax	(1,086)	(725)
Retained earnings	41,537	40,799

TOTAL SHAREHOLDERS' EQUITY	85,471	98,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 789,573	$ 751,776


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$ 8,953	$ 8,030	$ 25,490	$ 23,893
Securities available-for-sale	1,162	1,078	3,307	3,027
Securities held-to-maturity	780	901	2,434	2,888
Interest-bearing deposits	20	3	29	5
FHLB stock dividends	-	116	54	354

Total interest income	10,915	10,128	31,314	30,167

INTEREST EXPENSE
Deposits	2,015	1,029	4,871	2,824
Borrowed funds	2,925	2,040	8,118	5,614
Total interest expense	4,940	3,069	12,989	8,438

Net interest income	5,975	7,059	18,325	21,729

PROVISION FOR LOAN LOSSES	150	600	600	2,100

Net interest income after provision for loan loss	5,825	6,459	17,725	19,629

NON-INTEREST INCOME
Deposit service fees	976	1,115	2,821	3,159
Loan service fees	267	242	723	598
Insurance service fees	139	146	439	440
Investment service fees	128	176	384	331
Gain/(loss) on sale of securities, net	-	(1)	(2)	178
Gain on sale of loans, net	122	74	438	356
Gain/(loss) on sale of premise & equipment, net	(2)	36	284	118
Other operating income	204	47	408	139

Total non-interest income	1,834	1,835	5,495	5,319

NON-INTEREST EXPENSE
Compensation and benefits	3,575	3,656	10,746	10,544
Office operations	1,368	1,215	4,120	3,713
Occupancy	567	383	1,527	1,156
Loan servicing	127	136	363	329
Outside and professional services	316	580	1,021	2,337
Marketing	254	273	817	996
Other operating expenses	520	1,136	1,575	2,396

Total non-interest expense	6,727	7,379	20,169	21,471

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	932	915	3,051	3,477

PROVISION FOR FEDERAL INCOME TAX	319	311	1,038	1,147

NET INCOME	$ 613	$ 604	$ 2,013	$ 2,330
EARNINGS PER COMMON SHARE
Basic	$ 0.10	$ 0.08	$ 0.32	$ 0.31
Diluted	$ 0.10	$ 0.08	$ 0.32	$ 0.31
Weighted average shares outstanding-Basic	6,101,912(1)	7,315,751(2)	6,230,303(1)	7,603,539(2)
Weighted average shares outstanding-Diluted	6,130,394(1)	7,383,959(2)	6,265,814(1)	7,618,831(2)
Dividends declared per share	$ 0.060	$ 0.055	$ 0.180	$ 0.155

(1) Weighted average shares outstanding (both Basic and Diluted) include 83,617 shares of the 326,700 restricted shares granted and issued under the
     Company's 2004 Management Recognition Plan ("MRP").

(2)  Weighted average shares outstanding (both Basic and Diluted) include 18,042 shares of the 334,800 restricted shares granted and issued under the
      MRP.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,013	$ 2,330
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,747	2,240
Provision for loan losses	600	2,100
FHLB stock dividends	(54)	(354)
Deferred income tax expense/(benefit)	21	(182)
Loss/(gain) on sale of securities, net	2	(178)
Loss/(gain) on sale of premises and equipment	(284)	(119)
Loss/(gain) on sale of loans, net	(438)	(356)
Accrued compensation for restricted stock awards	795	294
Amortization (accretion) of premium and discount on securities	754	993
Change in operating assets and liabilities:
Accrued interest receivable	12	256
Other assets	(397)	(325)
Corporate drafts payable	(669)	(6,683)
Other liabilities	(3,354)	868

Net cash from operating activities	1,748	884

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales	11,156	28,239
Maturities, prepayments, and calls	9,314	14,311
Purchases	(29,751)	(67,082)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	9,152	16,322
Purchases of FHLB stock	(284)	(1,442)
Increase in loans, net	(71,506)	(69,014)
Proceeds from sales of loans	33,065	25,938
Purchases of premises and equipment	(2,904)	(11,038)
Decrease/(increase) in interest-bearing deposits with banks	773	(5,784)

Net cash from investing activities	(40,985)	(69,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,151	27,515
Advances on borrowed funds	1,814,789	984,463
Repayments of borrowed funds	(1,809,785)	(933,925)
Earned ESOP shares release	510	509
Change in value of ESOP shares	229	252
Dividends paid	(1,275)	(1,259)
Common stock repurchased	(15,246)	(11,189)

Net cash from financing activities	39,373	66,366

NET CHANGE IN CASH AND CASH EQUIVALENTS	136	(2,300)

CASH AND CASH EQUIVALENTS (at beginning of period)	8,927	9,922

CASH AND CASH EQUIVALENTS (at end of period)	$ 9,063	$ 7,622


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Dollars In Thousands

Nine Months Ended
September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 13,034	$ 8,470

Income taxes	$ 1,020	$ 685

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized losses on securities available-for sale, net of tax	$ (361)	$ (460)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Unaudited)
Dollars In Thousands

					Accumulated Other Comprehensive (Loss)
			Unearned ESOP Shares
	Common Stock			Retained Earnings
	Shares	Amount				Total

Balance, December 31, 2003	8,442,840	$ 82,570	$ (6,618)	$ 38,837	$ (232)	$ 114,557

Common stock repurchased	(1,103,880)	(18,858)				(18,858)
Common stock issued for MRP	336,800
MRP forfeitures	(3,500)
Earned ESOP shares released			678			678
ESOP activity-change in value of shares committed to be released		152				152
Dividends paid				(1,665)		(1,665)
Amortization of compensation related to MRP		561				561
Comprehensive income:
Net income				3,627		3,627
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $254					(493)	(493)
Reclassification adjustment for gains on securities included in net income, net of tax		247				247
Total comprehensive income						3,381
Balance, December 31, 2004	7,672,260	64,672	(5,940)	40,799	(725)	98,806

Common stock repurchased	(882,471)	(15,246)				(15,246)
MRP forfeitures	(6,600)
Earned ESOP shares released			510			510
ESOP activity-change in value of shares committed to be released		229				229
Dividends paid				(1,275)		(1,275)
Amortization of compensation related to MRP		795				795
Comprehensive income:
Net income				2,013		2,013
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities, net of tax of $186					(361)	(361)
Total comprehensive income						1,652
Balance, September 30, 2005	6,783,189	$ 50,450	$ (5,430)	$ 41,537	$ (1,086)	$ 85,471


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

        The Bank provides a full range of banking services to consumers and limited banking services to small- and medium-sized businesses and professionals through 13 banking offices located in Pierce County and South King County. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, are unaudited, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2004 which were filed with the Securities and Exchange Commission ("SEC") on March 9, 2005 and April 20, 2005, respectively (collectively referred to as the "2004 Form 10-K"). All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. At September 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2004 Form 10-K.

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

        Upon conversion, the legal existence of the Bank did not terminate and the stock bank is a continuation of the mutual bank. The stock bank has, holds, and enjoys the same rights as was possessed, held, and enjoyed by the mutual bank. The stock bank continues to have and succeeds to all the rights, obligations, and relations of the mutual bank.


        In connection with the conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the financial statements contained in the Company's Registration Statement on Form S-1 filed with the SEC. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Note 4 - Stock-Based Compensation

        The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. As such, no compensation expense was recorded on the date the options were granted and would only have been recorded if the then current market price of the underlying stock exceeded the exercise price.

        If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the following periods (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Pro forma disclosure:
Net income, as reported	$ 613	$ 2,013
Compensation expense, net of tax	(106)	(453)
Pro forma net income	$ 507	$ 1,560

Basic earnings per share:
As reported	$ 0.10	$ 0.32
Pro forma	$ 0.08	$ 0.25

Diluted earnings per share:
As reported	$ 0.10	$ 0.32
Pro forma	$ 0.08	$ 0.25

        Stock Option Plan ("SOP"). On June 7, 2004, the Company granted non-qualified stock options of 351,750 shares of common stock to certain employees and directors and granted incentive stock options of 328,250 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.26. On August 17, 2005, the Company granted additional incentive stock options of 40,000 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.72. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.


The fair value of options granted under the SOP is estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2005	2004
Option exercise price	$ 16.72	$ 16.26
Stock price on grant date	$ 16.72	$ 16.26
Annual dividend yield	1.40%	2.00%
Expected volatility	19.63%	21.95%
Risk-free interest rate	3.99%	4.39%
Employee attrition rate	5.00%	3.00%
Vesting Period	5 Years	5 Years
Expected life	6 Years	7 Years

The following represents the stock option activity and option price information:
	Number of Options	Weighted-Average Price of Options

Balance at December 31, 2004:	677,000	$ 16.26

Granted	-	-
Exercised	-	-
Cancelled	5,000	16.26

Balance at March 31, 2005:	672,000	16.26

Granted	-	-
Exercised	-	-
Cancelled	1,000	16.26

Balance at June 30, 2005:	671,000	16.26

Granted	40,000	16.72
Exercised	-	-
Cancelled	2,000	16.26

Balance at September 30, 2005:	709,000	$ 16.29

Financial data pertaining to outstanding stock options as of September 30, 2005 is as follows:

Exercise Price of Options	Number	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price of Exercisable Options
$ 16.26	669,000	8.75	$ 16.26	136,000	$ 16.26
$ 16.72	40,000	10.00	$ 16.72	-	$ -

At September 30, 2005, the Company had an aggregate of 135,284 options available for future issuance under the SOP.


Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the 2004 SOP and the 2004 MRP approved by the shareholders in April 2004. Unallocated shares relating to the ESOP debt obligations are deducted in the calculation of weighted average shares outstanding.

        The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:

Net Income	$ 613	$ 604	$ 2,013	$ 2,330

Denominator:

Denominator for basic net income per share:
Weighted average shares	6,101,912	7,315,751	6,230,303	7,603,539
Effect of dilutive securities:
Stock options	7,969	33,954	13,541	-
Restricted stock	20,513	34,254	21,970	15,292
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,130,394	7,383,959	6,265,814	7,618,831

Basic earnings per share	$ 0.10	$ 0.08	$ 0.32	$ 0.31

Diluted earnings per share	$ 0.10	$ 0.08	$ 0.32	$ 0.31

Note 6 - Cash Dividends

        On August 17, 2005, the Company announced a quarterly cash dividend of $0.06 cents per share payable on September 12, 2005 to shareholders of record on August 29, 2005. Additional cash dividends of $0.06 cents per share were declared on February 16, 2005, and May 13, 2005 and paid March 11, 2005, and June 10, 2005, respectively.

Note 7 - Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement No. 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure will no longer be an alternative for recognizing compensation cost.

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


        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on the Company's results of operations. Starting in 2006, the Company will begin recognizing compensation expense associated with its SOP. The amount of compensation expense is estimated to be consistent with our Pro forma disclosure in Note 4 - Stock-Based Compensation.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

        General. Total assets increased by $37.8 million, or 5.0%, to $789.6 million at September 30, 2005 from $751.8 million at December 31, 2004. The increase in total assets reflects increases in our loan portfolio of $38.0 million to $540.7 million from $502.7 million, and a decrease in investment securities (including mortgage-backed securities, but excluding FHLB of Seattle stock) of $1.2 million to $189.8 million from $191.0 million. Deposits increased $50.2 million to $395.1 million from $344.9 million, and borrowed funds from the FHLB of Seattle increased $5.0 million to $300.7 million from $295.7 million. Shareholders' equity decreased $13.3 million to $85.5 million from $98.8 million, which was primarily attributable to stock repurchases.

        Assets. Our loan portfolio increased $38.0 million, or 7.6%, to $540.7 million at September 30, 2005 from $502.7 million at December 31, 2004. The Company continued to focus on increasing its commercial, multi-family, and residential real estate construction loans. The $38.0 million net increase in the loan portfolio during the first nine months of 2005 consisted primarily of construction loans, which increased $23.5 million, or 145.3%, to $39.7 million from $16.2 million, and commercial real estate loans, which increased $18.2 million, or 12.6%, to $162.9 million from $144.7 million. These increases were partially offset by prepayments of commercial real estate loans of $35.1 million, the sale of $33.1 million of single-family loans, and a decrease in consumer loans of $12.1 million, or 10.5%, to $103.5 million from $115.6 million.


The following table sets forth the Company's loan portfolio by type as of the dates indicated (in thousands):
	September 30, 2005	December 31, 2004
Real estate:
One-to-four family residential	$ 84,461	$ 97,455
Multi-family residential	144,036	126,199
Commercial	162,896	144,717
	391,393	368,371
Real estate construction:
One to four-family residential	39,700	16,183

Consumer:
Automobile	41,715	52,567
Home equity loans	30,518	28,775
Credit cards	21,519	22,447
Other	9,783	11,802
	103,535	115,591

Commercial / business	6,991	2,828

Subtotal	541,619	502,973

Less: Deferred loan fees, net	(873)	(254)
Loans	540,746	502,719

Less: allowance for loan losses	(8,729)	(8,981)

Loans, net	$ 532,017	$ 493,738

        Our investment securities portfolio (including mortgage-backed securities, but excluding FHLB of Seattle stock) decreased $1.2 million, or 1.0%, to $189.8 million at September 30, 2005 from $191.0 million at December 31, 2004. The decline in the investment portfolio resulted primarily from repayments on mortgage-backed securities. Trust preferred securities increased by $24.7 million, or 63.5%, to $63.7 million at September 30, 2005 from $39.0 million at December 31, 2004. Mortgage-backed securities decreased $23.6 million, or 22.0%, to $83.8 million at September 30, 2005 from $107.4 million at December 31, 2004. All other securities decreased by a net amount of $2.2 million.

        The increase in trust preferred securities was due to the purchase of variable rate trust preferred securities with an average yield of 4.89% which reprice quarterly based on a London Interbank Offered Rate ("LIBOR") index. These securities were purchased to increase our interest-earning assets while managing our interest rate risk exposure in the investment securities portfolio.

        FHLB of Seattle stock, while not classified as an investment security for purposes of this discussion, remained relatively stable with an increase of $338,000, or 2.5%, to $13.7 million at September 30, 2005 from $13.4 million at December 31, 2004. We purchased additional FHLB of Seattle stock to meet the minimum stock requirements to support our level of borrowed funds from the FHLB of Seattle.

        Deposits. Our total deposits increased $50.2 million, or 14.5%, to $395.1 million at September 30, 2005 from $344.9 million at December 31, 2004. The increase was concentrated in interest-bearing deposits, which increased $48.8 million, or 15.5%, to $364.1 million at September 30, 2005 from $315.3 million at December 31, 2004. Non-interest bearing deposits, consisting of checking accounts, increased $1.3 million during this same period. Certificates of deposit (excluding individual retirement account certificates of deposit) increased $65.7 million to $214.1 at September 30, 2005 from $148.4 million at December 31, 2004. Brokered certificates of deposits are obtained in the national market. Brokered certificates of deposit increased $26.1 million to $36.5 million at September 30, 2005 from $10.4 million at December 31, 2004. Core deposits, which are comprised of checking, savings, money market, and individual retirement accounts, totaled $182.7 million, or 46.0% of total deposits at September 30, 2005.

        Borrowed Funds. Borrowed funds consisted of FHLB of Seattle advances and increased $5.0 million, or 1.7%, to $300.7 million at September 30, 2005 from $295.7 million at December 31, 2004. We used the borrowed funds for funding loans and as part of our capital leverage and interest rate risk management strategies.

        Shareholders' Equity. Total shareholders' equity (or "capital") decreased $13.3 million, or 13.5%, to $85.5 million at September 30, 2005 from $98.8 million at December 31, 2004. Our capital-to-assets ratio was 10.82% at September 30, 2005 compared to 13.14% at December 31, 2004. The decrease in our capital for the nine months ended September 30, 2005 was a result of $15.2 million of common stock repurchases, $1.3 million in dividends paid to shareholders, and a $361,000 net decline in the value of


our available-for-sale investment securities, offset in part by $2.0 million in net income, a $739,000 increase in equity related to our ESOP, and a $795,000 increase in equity for the accrual of stock-based compensation related to the MRP.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

        General. Net income increased $9,000, or 1.5%, to $613,000 for the three months ended September 30, 2005 compared to $604,000 for the three months ended September 30, 2004. The increase in net income was primarily the result of a decrease in net interest income offset by lower operating expenses and a lower provision for loan losses.

        Net Interest Income. Net interest income was $6.0 million for the three months ended September 30, 2005 compared to $7.1 million for the three months ended September 30, 2004. Interest income increased by $787,000, while interest expense increased $1.8 million. Average interest-earning assets increased to $744.3 million for the three months ended September 30, 2005 from $709.6 million for the three months ended September 30, 2004. Offsetting this increase was a 77 basis point decline in our net interest margin to 3.22% for the three months ended September 30, 2005 from 3.99% for the three months ended September 30, 2004. The decline in the net interest margin was primarily attributable to the increase in the Company's overall cost of funds as a result of higher short-term interest rates. In addition, the increased cost of funds were only partially offset by the slightly higher yields on investments and loans as intermediate and long-term interest rates rose moderately.

        Interest Income. Interest income for the three months ended September 30, 2005 increased $787,000, or 7.8%, to $10.9 million compared to $10.1 million for the same period in 2004. The increase was primarily the result of a $34.7 million increase in the average balance of interest-earning assets during the three months ended September 30, 2005. Interest earned on total loans for the three months ended September 30, 2005 was $9.0 million compared to $8.0 million for the three months ended September 30, 2004. The average yield on total loans increased to 6.67% for the three months ended September 30, 2005 compared to 6.63% for the three months ended September 30, 2004.

        Interest income on investment securities (including mortgage-backed securities, but excluding FHLB of Seattle stock) decreased $37,000 to $1.9 million for the three months ended September 30, 2005 compared to $2.0 million for the three months ended September 30, 2004. The decrease resulted from a $15.9 million decrease in average investments to $193.8 million for the three months ended September 30, 2005 compared to $209.7 million for the three months ended September 30, 2004. This decrease was primarily offset by a 22 basis point rise in the average yield on investments to 4.00% for the three months ended September 30, 2005 from 3.78% for the three months ended September 30, 2004.

        We did not receive a dividend of FHLB of Seattle stock during the third quarter of 2005, compared to dividends of $116,000 during the same quarter a year ago. The FHLB of Seattle is operating under a regulatory directive and in April 2005 announced that all future dividends will be suspended until its financial position and performance improves.

        Interest Expense. Interest expense increased $1.8 million, or 61.0% to $4.9 million for the three months ended September 30, 2005 compared to $3.1 million for the three months ended September 30, 2004. The increase was primarily attributable to the average cost of interest-bearing liabilities increasing 92 basis points to 2.96% for the three months ended September 30, 2005 from 2.04% for the three months ended September 30, 2004 and an increase in the average balance of interest-bearing liabilities of $61.5 million, or 10.3%, to $660.7 million for the three months ended September 30, 2005 from $599.2 million for the three months ended September 30, 2004.

        Interest expense on deposits increased $986,000, or 95.8%, for the three months ended September 30, 2005 to $2.0 million from $1.0 million for the three months ended September 30, 2004. The average balance of interest-bearing deposits increased to $356.6 million at September 30, 2005 compared to $312.2 million at September 30, 2004. Interest expense on FHLB of Seattle advances increased $885,000 or 43.4% for the three months ended September 30, 2005 to $2.9 million from $2.0 million for the three months ended September 30, 2004. The increase was attributable to a higher average balance of FHLB of Seattle advances outstanding of $304.1 million for the three months ended September 30, 2005 compared to $287.0 million for the three months ended September 30, 2004. Overnight and term borrowings continue to be used to fund growth in loans.


        Average Balances and Average Yields/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):
	Three months ended September 30, 2005		Three months ended September 30, 2004
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost

INTEREST-EARNING ASSETS
Loans, net	$534,491	6.67%	$486,727	6.63%
Investment securities	193,817	4.00%	209,748	3.76%
FHLB of Seattle stock	13,712	0.00%	12,238	3.67%
Interest-bearing deposits in other banks	2,333	3.42%	924	1.02%

Total interest-earning assets	744,353	5.85%	709,637	5.72%

Non-interest-earning assets	39,140		42,626

Total assets	$783,493		$752,263

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$356,630	2.24%	$312,239	1.31%
FHLB of Seattle advances	304,111	3.81%	286,992	2.83%

Total interest-bearing liabilities	660,741	2.96%	599,231	2.04%

Non-interest-bearing liabilities:
Non-interest-bearing checking	30,176		29,521
Other	5,419		16,219
Total non-interest-bearing liabilities	35,595		45,740

Total liabilities	696,336		644,971

Equity	87,157		107,292

Total liabilities and equity	$783,493		$752,263

Net interest income	$5,975		$7,059
Interest rate spread		2.89%		3.68%
Net interest margin	3.22%		3.99%

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

        Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific, and general allowances. The formula allowance component is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are principally based on historical measures, which could affect the collectibility of the respective loans types such as the amount and types of classified loans, past due ratios, and the actual loss experience. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a commercial/business loan, multi-family or commercial real estate has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance component includes local economic and employment data.

        The provision for loan losses decreased $450,000 to $150,000 for the three months ended September 30, 2005, compared to $600,000 for the three months ended September 30, 2004. The decrease is primarily a result of the credit quality of the loan portfolio, a decline in consumer loans, and the increased percentage of loans secured by real estate. Net charge-offs were $220,000 for the three month period ended September 30, 2005 compared to $344,000 for the three month period ended September 30, 2004. The provision for the three months ended September 30, 2005 was $150,000, primarily as a result of the continued growth in real estate secured loans, the lower net charge-offs being experienced, and the strength of the regional and local economy.

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)

Allowance as of beginning of period	$ 8,799	$ 8,681

Provision for losses on loans	150	600

Recoveries	80	77

Charge-offs	(300)	(421)

Allowance as of the end of period	$ 8,729	$ 8,937

         Non-interest Income. Non-interest income decreased only $1,000, or 0.1%, and remained consistent at $1.8 million for the three months ended September 30, 2005 and 2004. Deposit service fees decreased $139,000 and investment service fees decreased $48,000. The decreases were primarily offset by an increase in other operating income of $157,000 as a result of the rental income received from our new administrative office building. Other increases include $48,000 for gains on the sale of loans and $25,000 for service fees on loans. All other categories of non-interest income decreased by a net amount of $44,000.

        Non-interest Expense. Non-interest expense decreased $652,000, or 8.8%, to $6.7 million for the three months ended September 30, 2005 compared to $7.4 million for three months ended September 30, 2004. The decrease was primarily the result of decreases of $81,000 in compensation and benefits, $264,000 in outside and professional services, $616,000 in other operating expenses, offset by an increase of $184,000 in occupancy expenses, and $153,000 in office operations expenses. All other categories of non-interest expense decreased by a net amount of $28,000.

        Compensation and benefits decreased $81,000 to $3.6 million for three months ended September 30, 2005 compared to $3.7 million for the three months ended September 30, 2004. Compensation and benefit costs represent 53.1% and 49.5% of total non-interest expenses for the three months ended September 30, 2005, and 2004, respectively. This decline is primarily the result of a decrease in average full-time equivalent ("FTE") employees to 210 for the three months ended September 30, 2005 from 221 for the three months ended September 30, 2004.

          Office operations increased $153,000 to $1.4 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004. The increase was primarily attributable to higher data processing maintenance and depreciation costs associated with upgrading our communications and data processing operations.

            Occupancy expense increased $184,000 to $567,000 for the three months ended September 30, 2005 compared to $383,000 for the three month ended September 30, 2004 as a result of increased costs associated with operating our new administrative office building.

           Outside and professional services decreased $264,000 to $316,000 for the three months ended September 30, 2005 compared to $580,000 for the three months ended September 30, 2004. This decrease is primarily attributable to reduced costs associated with completing our technology initiative in 2004.

           Other operating expenses decreased $616,000 to $520,000 for the three months ended September 30, 2005 compared to $1.1 million for the three months ended September 30, 2004. The decrease was primarily attributable to three distinct non-recurring items amounting to $570,000 that occurred in 2004 which did not reoccur in 2005 as a result of enhanced internal control processes. These three distinct non-recurring items in 2004 resulted from system conversion processing errors, a comprehensive state tax audit, and a misappropriation of funds by a Bank employee.

            Income Tax Expense. Income tax expense increased $8,000 to $319,000 for the three months ended September 30, 2005 compared to $311,000 for the same period a year ago. Income before federal income tax was $932,000 for the three months ended September 30, 2005 compared to $915,000 for the three months ended September 30, 2004, with an effective tax rate of 34% for both periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

          General. Net income decreased $317,000, or 13.6%, to $2.0 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004. The decrease in net income was primarily the result of lower net interest income from increased interest expenses, partially offset by increased interest income from loan growth, a lower provision for loan losses, and lower non-interest expenses.


          Net Interest Income. Net interest income decreased $3.4 million, or 15.7%, to $18.3 million for the nine months ended September 30, 2005 compared to $21.7 million for the nine months ended September 30, 2004. This decrease in net interest income resulted from an increase in interest expense of $4.6 million, that was partially offset by an increase in interest income of $1.1 million. Average interest-earning assets increased to $723.2 million for the nine months ended September 30, 2005 from $691.2 for the nine months ended September 30, 2004. Offsetting the increase in average interest-earning assets was an 82 basis point decline in our net interest margin to 3.37% for the nine months ended September 30, 2005 from 4.19% for the nine months ended September 30, 2004. The decline in the net interest margin was primarily attributable to rising costs of deposits and borrowed funds attributable to increased short-term interest rates and fairly stable intermediate- and long-term rates which resulted in a flatter yield curve.

          Interest Income. Interest income for the nine months ended September 30, 2005 increased $1.1 million, or 3.8%, to $31.3 million compared to $30.2 million for the same period in 2004. Interest earned on loans for the nine months ended September 30, 2005 was $25.5 million compared to $23.9 million for the same period a year ago. However, the average yield on total loans declined to 6.62% for the nine months ended September 30, 2005 compared to 6.81% for the nine months ended September 30, 2004.

           Interest income on investment securities (including mortgage-backed securities, but excluding FHLB of Seattle stock) decreased $174,000, or 2.9%, to $5.7 million for the nine months ended September 30, 2005 compared to $5.9 million for the nine months ended September 30, 2004. The decrease resulted from a $16.3 million decrease in average investment securities to $194.7 million for the nine months ended September 30, 2005 compared to $211.0 million for the nine months ended September 30, 2004. This decrease was partially offset by a 19 basis point increase in the average yield on investments to 3.93% for the nine months ended September 30, 2005 from 3.74% for the nine months ended September 30, 2004.

           Dividends from FHLB of Seattle stock for the nine months ended September 30, 2005 declined $300,000, or 84.7%, to $54,000 compared to $354,000 for the same period in 2004. The sole reason for the decrease is that the FHLB of Seattle is operating under a regulatory directive and in April 2005 announced that all future dividends will be suspended until its financial position and performance improves.

           Interest Expense. Interest expense for the nine months ended September 30, 2005 increased $4.6 million, or 53.9%, to $13.0 million compared to $8.4 million for the same period in 2004. The cost of interest-bearing liabilities increased 78 basis points from 1.95% for the nine months ended September 30, 2004 to 2.73% for the nine months ended September 30, 2005. The average balance of interest-bearing liabilities increased $59.7 million, or 10.3%, to $637.4 million for the nine-months ended September 30, 2005 compared to $577.7 million for the nine months ended September 30, 2004.

            Interest expense on FHLB of Seattle advances increased $2.5 million, or 44.6%, for the nine months ended September 30, 2005 to $8.1 million from $5.6 million for the nine months ended September 30, 2004. The increase is primarily attributable to a larger average balance of FHLB of Seattle advances outstanding of $301.3 million for the nine months ended September 30, 2005 compared to $271.0 million for the nine months ended September 2004. Overnight and term borrowings continue to be used to fund growth in loans. Additionally, interest expense on deposits increased $2.1 million, or 72.5%, for the nine months ended September 30, 2005 to $4.9 million from $2.8 million for the nine months ended September 30, 2004. The cost of interest-bearing deposits increased 72 basis points from 1.22% for the nine months ended September 30, 2004 to 1.94% for the nine months ended September 30, 2005. The average balance of interest-bearing deposits increased $29.4 million to $336.1 million compared to $306.7 million at September 30, 2004.


        Average Balances and Average Yields/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):
	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost

INTEREST-EARNING ASSETS
Loans, net	$ 513,664	6.62%	$ 467,714	6.81%
Investment securities	194,728	3.93%	210,979	3.74%
FHLB of Seattle stock	13,597	0.53%	11,667	3.90%
Interest-bearing deposits in other banks	1,239	3.13%	790	0.78%

Total interest-earning assets	723,228	5.77%	691,150	5.82%

Non-interest-earning assets	43,830		40,754

Total assets	$ 767,058		$ 731,904

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 336,083	1.94%	$ 306,671	1.22%
FHLB of Seattle advances	301,283	3.60%	271,018	2.77%

Total interest-bearing liabilities	637,366	2.73%	577,689	1.95%

Non-interest-bearing liabilities:
Non-interest-bearing checking	30,152		30,155
Other	9,880		12,373

Total non-interest-bearing liabilities	40,032		42,528

Total liabilities	677,398		620,217

Equity	89,660		111,687

Total liabilities and equity	$ 767,058		$ 731,904

Net interest income	$ 18,325		$ 21,729
Interest rate spread		3.04%		3.87%
Net interest margin	3.37%		4.19%

               Provision for Loan Losses. The provision for loan losses decreased $1.5 million to $600,000 for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004. We decreased the provision primarily as a result of the improved credit quality of the loan portfolio, a decrease in consumer loans, the increased percentage of loans secured by real estate, and the strength of the regional and local economies. Net charge-offs for the nine months ended September 30, 2005 totaled $852,000 compared to $1.4 million for the same period last year.

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)

Allowance as of beginning of period	$ 8,981	$ 8,237

Provision for losses on loans	600	2,100

Recoveries	267	266

Charge-offs	(1,119)	(1,666)

Allowance as of the end of period	$ 8,729	$ 8,937


        Non-interest Income. Non-interest income increased $176,000, or 3.3%, to $5.5 million for the nine months ended September 30, 2005 compared to $5.3 million for the nine months ended September 30, 2004. This increase is primarily a result of an increase in other operating income of $269,000 attributable to the rental income received from our new administrative office building. Other increases include $166,000 in gains on the sale of premises and equipment, $125,000 in loan service fees, and $82,000 in net gains on the sale of loans. These increases were partially offset by decreases of $338,000 in deposit service fees and a $180,000 decrease in net gains on the sale of securities. All other categories of non-interest income increased by a net amount of $52,000.

        Non-interest Expense. Non-interest expense decreased $1.3 million, or 6.1%, to $20.2 million for the nine months ended September 30, 2005 compared to $21.5 million for the nine months ended September 30, 2004. The decrease was primarily the result of decreases of $1.3 million in outside and professional services and $821,000 in other operating expenses, partially offset by an increase of $407,000 in office operations expenses, $371,000 in occupancy expenses, and $202,000 in compensation and benefits. All other categories of non-interest expense decreased a net of $145,000.

        Compensation and benefits increased $202,000 to $10.7 million for the nine months ended September 30, 2005 compared to $10.5 million for the nine months ended September 30, 2004. Compensation and benefit costs represent 53.3% and 49.1% of total non-interest expenses for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of an expense increase of $501,000 for the Company's MRP, or 170.5%, to $795,000 for the nine months ended September 30, 2005 compared to $294,000 for the nine months ended September 30, 2004. This increase was partially offset by a decrease in salary and performance award expenses as the number of average full-time equivalent employees decreased from 220 full-time equivalent employees for the nine months ended September 30, 2004 to 210 full-time equivalent employees for the nine months ended September 30, 2005.

        Office operations increased $407,000 to $4.1 million for the nine months ended September 30, 2005 compared to $3.7 million for the nine months ended September 30, 2004. This increase was primarily attributable to higher data processing maintenance and depreciation costs associated with upgrading our communications and our data processing operations.

        Occupancy expense increased $371,000 to $1.5 million for the nine months ended September 30, 2005 compared to $1.2 million as for the nine months ended September 30, 2004 as a result of increased costs associated with operating our new administrative office building.

        Outside and professional services decreased $1.3 million to $1.0 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004. The decrease was primarily attributable to reduced costs associated with completing our technology initiative in 2004.

        Other operating expenses decreased $821,000 to $1.6 million for the nine months ended September 30, 2005 compared to $2.4 million for the nine months ended September 30, 2004. The decrease was primarily attributable to three distinct non-recurring items amounting to $570,000 that occurred in 2004 which did not reoccur in 2005 as a result of enhanced internal control processes. These three distinct non-recurring items in 2004 resulted from system conversion processing errors, a comprehensive state tax audit, and a misappropriation of funds by a Bank employee.

        Income Tax Expense. Income tax expense decreased $109,000 to $1.0 million for the nine months ended September 30, 2005 compared to $1.1 million for the same period a year ago. Income before federal income tax was $3.1 million for the nine months ended September 30, 2005 compared to $3.5 million for the nine months ended September 30, 2004, with effective tax rates of 34.0% and 33.0%, respectively.

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

        At September 30, 2005, we maintained a credit facility with the FHLB of Seattle equal to 45.0% of the Bank's total assets, with an unused portion of the facility amounting to 6.91% of the Bank's total assets, or $54.6 million. This credit facility depends on us


having sufficient collateral to pledge to the FHLB of Seattle. At September 30, 2005, we were in compliance with our collateral requirements. In addition, we held available-for-sale investment securities and readily saleable loans for liquidity purposes.

        At September 30, 2005, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $214.1 million or 54.2% of total deposits, including $26.3 million of brokered deposits which are scheduled to mature by December 31, 2005. Historically, we have been able to retain a significant amount of our retail deposits as they mature. We have used brokered deposits for funding purposes to reduce disintermediation from our lower cost retail deposits. We have also elected to borrow from the FHLB of Seattle to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the FHLB of Seattle, the sale of mortgage loans or investments, and brokered deposits. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, the Company has been repurchasing its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended September 30, 2005, see "Common Stock Repurchases" contained in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under Part II - Other Information of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of September 30, 2005, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $85.5 million at September 30, 2005, or 10.82% of total assets on that date. Our regulatory capital ratios at September 30, 2005, were as follows: Tier I leverage of 10.35%; Tier I risk-based capital of 14.33%; and total risk-based capital of 15.58%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan servicing fees, and gains on sale of loans and investments. Non-interest expenses include items such as compensation and benefits, office operations, outside and professional services, marketing, and other expenses.

        The Bank is exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At September 30, 2005, there were no material changes in the Bank's market risk from the information provided in the Company's 2004 Form 10-K which was filed with the SEC on March 9, 2005.

        At September 30, 2005, the Bank had no off-balance sheet derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

        The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG". As of September 30, 2005, there were 6,783,189 shares of common stock issued, including 543,030 unearned ESOP shares and 260,640 unvested restricted shares granted under the MRP. During the quarter ended September 30, 2005, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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


        The following table sets forth information about the Company's repurchases of its outstanding common stock during the quarter ended September 30, 2005.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2005 - July 31, 2005	19,116	$ 16.74	19,116	310,100
August 1, 2005 - August 31, 2005	139,416	16.83	139,416	170,684
September 1, 2005 - September 30, 2005	45,445	16.59	45,445	125,239

Total	203,977	$ 16.77	203,977

        (1) On July 22, 2005, the Company announced the completion of its fourth repurchase program of 5%, or 336,400 shares of its common stock, at an average price of $16.73 per share. The Company announced its intention to purchase an additional 5% of its outstanding shares of common stock (321,000) on July 25, 2005. This fifth repurchase plan is expected to be completed over a 12 month period. At September 30, 2005, there were 125,239 shares remaining to be purchased under this repurchase program.

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
                      10.2      Form of Severance Agreement (1)
                      10.3      Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
                      10.4      Rainier Pacific 2004 Stock Option Plan (2)
                      10.5      Rainier Pacific 2004 Management Recognition Plan (2)
                      10.6      Form of Incentive Stock Option Agreement
                      10.7      Form of Non-Qualified Stock Option Agreement
                      10.8      Form of Restricted Stock Award Agreement
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
                            _______
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

November 3, 2005                                                            /s/John A. Hall
                                                                                            John A. Hall
                                                                                            President and Chief Executive Officer
                                                                                           (Principal Executive Officer)

November 3, 2005                                                            /s/Joel G. Edwards
                                                                                            Joel G. Edwards
                                                                                            Chief Financial Officer
                                                                                           (Principal Financial and Accounting Officer)


EXHIBIT INDEX

                            10.6    Form of Incentive Stock Option Agreement
                            10.7    Form of Non-Qualified Stock Option Agreement
                            10.8    Form of Restricted Stock Award Agreement
                            31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                                        2002
                            31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                            32       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act


  Exhibit 10.6
Form of Incentive Stock Option Agreement

RAINIER PACIFIC FINANCIAL GROUP, INC.

2004 STOCK OPTION PLAN

INCENTIVE STOCK OPTION AGREEMENT

ISO NO. _____

        This Option is granted on ________________ ____, ____ (the "Grant Date"), by Rainier Pacific Financial Group, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

        1.        Option Grant and Exercise Period. The Corporation hereby grants to the Optionee an Incentive Stock Option ("Option") to purchase, pursuant to the Rainier Pacific Financial Group, Inc. 2004 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

        Except as provided in Sections 8 and 9 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Tacoma, Washington, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service. The aggregate Market Value (as determined on the Grant Date) of the Option Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee in any calendar year shall not exceed One Hundred Thousand Dollars ($100,000.00). To the extent that this Option does not qualify as an Incentive Stock Option for any reason, it shall be deemed ab initio to be a Non-Qualified Stock Option.

        2.        Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

Cumulative Number of Option Shares Exercisable	Date

        The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 12 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the


Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

         3.        Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

         4.        Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, in the event of the death of the Optionee, by will or the applicable laws of descent and distribution to the extent provided in Section 5 below. This Option is exercisable during the Optionee's lifetime only by the Optionee or a person acting with the legal authority of the Optionee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred by will or by the laws of descent and distribution.

          5.         Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 9 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of three months immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 9 below.

        In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within one year following the death or Disability of the Optionee, but in no event after the Expiration Date.

        Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6.        Notice of Sale. The Optionee or any person to whom the Option Shares shall have been transferred shall promptly give notice to the Corporation in the event of the sale or other disposition of the Option Shares within the later of (i) two years from the Grant Date or (ii) one year from the date of exercise of this Option. Such notice shall specify the number of the Option Shares sold or otherwise disposed of and be directed to the address set forth in Section 12 below.

        7.        Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive. However, any repurchases by the Corporation of its Shares shall have no affect on the number of Shares reserved for issuance under the Plan, or Awards granted under the Plan

       8.     Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into


or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee. The exercise of the right provided herein shall result in that portion of this Option so exercised being disqualified as an incentive stock option for tax purposes and being deemed a non-qualified stock option for tax purposes.

        9.    Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

        10.    Shareholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a shareholder of the Corporation or to notice of meetings of shareholders or to notice of any other proceedings of the Corporation.

        11.    Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

        12.     Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Rainier Pacific Financial Group, Inc., 1498 Pacific Avenue, Tacoma, WA 98402. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

        13.        Plan and Plan Interpretations as Controlling. This Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

        14.       Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as an employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        15.      Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent and the Committee may not change the Exercise Price unless pursuant to Section 7 hereof.

        16.      Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 12 above.


IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                                                                       RAINIER PACIFIC FINANCIAL GROUP, INC.

                                                                                       By: _______________________________

                                                                                        Its: _______________________________

                                                                                        ACCEPTED:

                                                                                         __________________________________
                                                                                         (Signature)

                                                                                         __________________________________
                                                                                        (Street Address)

                                                                                          __________________________________
                                                                                         (City, State and Zip Code)


Exhibit 10.7
Form of Non-Qualified Stock Option Agreement

RAINIER PACIFIC FINANCIAL GROUP, INC.

2004 STOCK OPTION PLAN

NON-QUALIFIED STOCK OPTION AGREEMENT

NQSO NO. _____

        This Option is granted on ______________ ____, ____ (the "Grant Date"), by Rainier Pacific Financial Group, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

        1.        Option Grant and Exercise Period. The Corporation hereby grants to the Optionee a Non-Qualified Option ("Option") to purchase, pursuant to the Rainier Pacific Financial Group, Inc. 2004 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

        Except as provided in Sections 7 and 8 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Tacoma, Washington time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service.

        2.         Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

Cumulative Number of Option Shares Exercisable	Date

        The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 11 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.


        3.        Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

        4.        Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, (i) in the event of the death of the Optionee, by will or the applicable laws of descent and distribution, (ii) pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) of the Code, (iii) by gift to any member of the Optionee's immediate family or to a trust for the benefit of one or more of such immediate family members. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee or a person acting with the legal authority of the Optionee unless it has been transferred as permitted hereby, in which case it shall be exercisable only by such transferee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred in accordance with this Section 4.

        5.        Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 8 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of one year immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 8 below.

        In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred pursuant to Section 4 may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within two years following the death or Disability of the Optionee, but in no event after the Expiration Date.

        Cause shall mean termination of the employment of the Optionee with either the Corporation or any Affiliate, as the case may be, because of the Optionee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties or willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Corporation or its Affiliates) or final cease-and-desist order. No act or failure to act by the Optionee shall be considered willful unless the Optionee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Corporation.

        Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred pursuant to Section 4 the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6.        Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive. However, any repurchases by the Corporation of its Shares shall have no affect on the number of Shares reserved for issuance under the Plan, or Awards granted under the Plan


        7.        Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

        8.        Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

        9.        Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

       10.     Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

       11.      Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Rainier Pacific Financial Group, Inc., 1498 Pacific Avenue,, Tacoma, Washington 98402. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

        12.        Plan and Plan Interpretations as Controlling.This Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

        13.        Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as a director, advisory director, director emeritus or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        14.        Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent and the Committee may not change the Exercise Price unless pursuant to Section 6 hereof.

         15.      Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 11 above.


        IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                                                                       RAINIER PACIFIC FINANCIAL GROUP, INC.

                                                                                       By:

                                                                                        Its:

                                                                                        ACCEPTED:

                                                                                        (Signature)

                                                                                        (Street Address)

                                                                                        (City, State and Zip Code)


Exhibit 10.8
Form of Restricted Stock Award Agreement

RAINIER PACIFIC FINANCIAL GROUP, INC.

MANAGEMENT RECOGNITION PLAN

AWARD AGREEMENT

THIS AGREEMENT is made as of the _______ day of _____________ 2004 between Rainier Pacific Financial Group, Inc. (the "Company"), and _________________ (the "Grantee").

In consideration of the agreements set forth below, the Company and the Grantee agree as follows:

        1.    Grant. A Restricted Stock Award ("Award") of ______ shares ("Award Shares") of the Company's common stock, no par value per share ("Common Stock"), is hereby granted by the Company to the Grantee subject to the following terms and conditions and subject to the provisions of the Rainier Pacific Financial Group, Inc. Management Recognition (the "Plan"), the terms of which are incorporated by reference herein.

        2.    Transfer Restrictions. None of the Award Shares shall be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the Grantee.

        3.    Release of Restrictions. The restrictions set forth in Section 2 above shall lapse: (i) ratably over a five (5) year period with one-fifth (or 20%) of the Award Shares vesting each year over a _____ year period with the first vesting on ______________ __, 2005 and subsequent vesting on __________ __, 2006, __________ __, 2007, __________ __, 2008 and __________ __, 2009 so long as the recipient continues service as a director or officer of the Company or any of its subsidiaries; (ii) as to all Award Shares upon the Grantee's death, disability or normal retirement after attainment of age 65; or (iii) upon the occurrence of a Change in Control.

        4.    Forfeiture. Except as otherwise provided by the Plan or this Agreement, the Award Shares shall be forfeited to the Company if the Grantee no longer serves as a director or officer of the Company or its subsidiaries, prior to the date the restrictions lapse as provided in Section 3 above.

        5.    Rights as Stockholder. The rights of the Grantee as a shareholder prior to the release of the restrictions set forth in Section 2 and Section 3 above shall be governed by Section 5 of the Plan.

        6.    Escrow of Share Certificates. Certificates (or the equivalent book entry proof of shares) for the Award Shares shall be issued in the Grantee's name or as otherwise provided under the Plan and shall be held in escrow by the Company until all restrictions lapse or such shares are forfeited as provided herein. A certificate or certificates (or the equivalent book entry proof of shares) representing the Award Shares as to which restrictions have lapsed shall be delivered to the Grantee upon such lapse.

       7. Government Regulations. Notwithstanding anything contained herein to the contrary, the Company's obligation to issue or deliver certificates evidencing the Award Shares shall be subject to all applicable laws, rules and regulations and to such approvals by any governmental agencies or national securities exchanges as may be required.

         8.    Withholding Taxes. The Company shall have the right to require the Grantee to remit to the Company, or to withhold from other amounts payable to the Grantee, as compensation or otherwise, an amount sufficient to satisfy all federal, state and local withholding tax requirements.

           9.    Governing Law. This Agreement shall be construed under the laws of the State of Washington.

        10.   Effect of the Plan. In the event of a conflict between any provision of this Agreement and the Plan, the provisions of the Plan, as interpreted by the Board of Directors of the Company, shall prevail. Capitalized terms used herein without definition shall have the meaning assigned to such terms in the Plan.


IN WITNESS WHEREOF, the Company has caused this Award to be granted on the date first above written.

Attest:                                                                                   RAINIER PACIFIC FINANCIAL GROUP, INC.

_____________________________                            By: ______________________________

                                                                                                ACCEPTED:

                                                                                                _________________________________

                                                                                                Date: _____________________________

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

4.        The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: November 3, 2005                                                             /s/John A. Hall
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

4.        The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: November 3, 2005                                                    /s/Joel G. Edwards
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

Dated: November 3, 2005
