Form 10-K
period 2005-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2006-03-10
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1498 Pacific Avenue, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
(Title of Class)

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ___    NO   X

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
YES ___    NO   X

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X        NO___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___                                    Accelerated filer   X                                                        Non-accelerated filer ___

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES____     NO   X

        The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market on June 30, 2005 was $83,501,119 (5,311,776 shares at $15.72 per share). For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1.         Portions of Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).


RAINIER PACIFIC FINANCIAL GROUP, INC.
2005 ANNUAL REPORT ON FORM 10-K


(ii)


PART I

Item 1. Business

General

        Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a mutual to a stock savings bank ("Conversion"). The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company. At December 31, 2005, we had total assets of $870.8 million, total deposits of $438.0 million and total shareholders' equity of $84.7 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

        The Bank is a well-established financial institution with a 73 year history of meeting the financial needs of its customers, who are primarily located in our local market of Tacoma-Pierce County, Washington. We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowners' insurance, financial planning, and non-federally insured mutual fund and investment services through two operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services. We also provide a limited offering of deposit and loan services to small businesses within our local community. Our customers' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund. Our primary regulators are the Washington Department of Financial Institutions and the FDIC.

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

        During 1993, 1994 and 1995, we obtained approval from the State of Washington's Department of Financial Institutions to extend credit union membership eligibility to all residents and employees of businesses in most communities in the Tacoma-Pierce County and City of Federal Way (in King County) geographical market. On October 16, 1995, we changed our name to Rainier Pacific, A Community Credit Union to reflect our change from an employer-based credit union to an inclusive community-based financial services provider.

        On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank. The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, residential construction loans, and the ability to more broadly offer small business banking services.

        On October 20, 2003, we completed our conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank. In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation. During the two years ended December 31, 2005, the Company has repurchased 2,077,493 shares in the open market and in privately negotiated transactions.

        As of December 31, 2005, the Company and the Bank operated a retail network of 13 branches throughout the Tacoma-Pierce County market and the City of Federal Way, with its corporate office located in the central business district of downtown Tacoma.


        On January 3, 2006, the Bank purchased the property and casualty insurance businesses of Christopherson-Boze Insurance Services, Inc. and Holman Insurance Agency, Inc. (the "Christopherson Companies"). The acquisition was completed pursuant to the terms of an Asset Purchase and Sale Agreement entered into by the Christopherson Companies and the Bank on December 21, 2005. The Christopherson Companies are full-service property and casualty insurance agencies providing a broad array of insurance products to commercial and consumer households predominantly in Pierce County, Washington. The Christopherson Companies are operated as departments within the Bank, employ 13 people, and will continue to operate under their current names and from their two existing office locations in University Place and Gig Harbor until they are fully-integrated into the Bank's insurance services unit, Rainier Pacific Insurance Services. In connection with the acquisition, the former owner and president of the Christopherson Companies was appointed as a Vice President of the Bank and has assumed leadership responsibilities for Rainier Pacific Insurance Services.

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

Market Area

        We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way. Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 755,900 residents, a median household income of approximately $49,600 and an average household income of $66,000. The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 85,800 and a median household income of approximately $53,000 and an average income of $64,500.

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

        The local economy and Washington State encountered a significant slowing of economic activity during the 2001 and 2003 period. However, since early 2004, the economy has experienced a significant recovery. The Pierce County unemployment rates, which were among the highest in the country in 2003 at 6.9%, decreased to 5.1% by the end of 2005. Residential housing values also appreciated in the Pierce County market by more than 20% in 2005, with a median home price of $250,000 in December 2005.

        The local economy is expected to continue to benefit as the global economy strengthens, import/export activity expands, and as growth in the high technology and health care sectors accelerate. The ports of Tacoma and Seattle are the fastest growing ports on the west coast of the United States in terms of container volume. The Port of Tacoma business volume was up 15% in 2005. The presence of Fort Lewis Army Base and McChord Air Force Base, with expected growth in the number of civilians and military employees, will also provide stability for our local economy in future years. Population growth has averaged 2.3% per year during the past decade.

        The City of Tacoma continues to experience strong revitalization of its downtown central business district with the addition of the International Museum of Glass, the new Tacoma Art Museum, a new convention center, a new hotel, new residential housing, and the continued expansion of the University of Washington Tacoma Campus.


Delivery Methods

        We provide a high level of convenient access for our customers in a variety of ways, having adopted an integrated "bricks, clicks and mortar" delivery systems strategy. This strategy focuses on giving consumers integrated, yet flexible, options and choices as to how they wish to transact business with us. Therefore, we focus upon developing each of the delivery systems within the three elements of our "bricks, clicks, and mortar" strategy. Our three-pronged delivery systems strategy allows customers to decide how they want to access our services through an appropriate blend of high-touch and high-tech service.

        The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur. As a local community-based financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way. As of December 31, 2005, our retail network consisted of 11 branches in Pierce County and two branches in the City of Federal Way. Our branch office hours are 9:00 a.m. to 5:30 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 3:00 p.m. on Saturdays.

        The core components of the "clicks" element of our delivery channel strategy relate to internet banking and automated teller machines. We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances, make transfers, apply for a mortgage or consumer loan, and even pay bills. To accommodate 24 hour, seven day a week availability to cash, we have expanded our network over the past several years to include automated teller machines at each of our 13 full-service branch offices and an additional seven stand-alone automated teller machines throughout Pierce County and the City of Federal Way.

        The "mortar" element of our "bricks, clicks and mortar" strategy is our Call Center. The Call Center completes what we need to provide an integrated delivery solution for our customers. We continue to focus on improving the speed in which all telephone calls are answered, the level of customer service provided, and the ability to handle virtually all of our customers' banking requests over the phone. In addition to the employee staffed Call Center that is available to customers during the week from 7:00 a.m. to 7:00 p.m. weekdays, and 9:00 a.m. to 3:00 p.m. on Saturdays. We also provide 24-hour, seven days a week telephone banking through an automated voice response system.

Lending Activities

        General. We focus our lending activities primarily on generating of multi-family and commercial real estate loans, real estate construction loans, loans secured by owner occupied one- to four-family residences, consumer loans and commercial loans for small businesses. We offer a wide variety of secured and unsecured consumer loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans and VISA lines of credit, home equity loans and lines of credit. We began offering multi-family and commercial real estate loans in November 1995 and focus on originating multi-family and commercial real estate loans on properties located in the Puget Sound region of Western Washington. In September 2002, we began offering construction loans on single-family residential properties to consumers and local builders. In January 2005, we introduced small business banking services. We have continued to focus on originating and retaining a large portion of our loans that are secured or collateralized by real estate or other forms of collateral, including automobiles. As of December 31, 2005, the loan portfolio totaled $582.9 million and represented 66.9% of our total assets. As of December 31, 2005, our total loan portfolio was comprised of: 28.6% commercial real estate loans, 27.3% multi-family real estate loans, 14.6% one- to four-family home loans, 12.0% consumer loans (including our VISA credit card portfolio but excluding home equity loans), 10.4% construction loans, 5.5% home equity loans and 1.6% commercial business loans.

        Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15% of the Bank's capital. As of December 31, 2005, the policy limit amounted to $12.1 million. The aggregate loans outstanding to our five largest borrowers as of December 31, 2005 were comprised of borrowing relationships that included multi-family, commercial real estate, or construction loans. Our largest single borrower relationship


involved a closely-held family-owned limited liability companies with four loans totaling $12.1 million, secured by multi-family properties in the Pierce and South King County markets. The second largest borrower relationship involved two limited liability companies owned by the same individuals, with two real estate loans totaling $10.3 million, secured by two multi-family complexes located in Pierce County, Washington. The third largest borrower relationship was to eight limited liability companies owned by the same individual with $9.6 million in loans secured by multi-family complexes located in Pierce and King Counties, Washington. The fourth largest borrower relationship was to a corporation with a loan in the amount of $9.6 million, secured by an industrial park in Thurston County, Washington. The fifth largest borrower relationship totaled $8.9 million to a limited liability company for the purpose of land development and construction of single-family residential homes in Pierce County. All of the loans mentioned above have personal guarantees in place as an additional source of repayment including those made to partnerships and corporations. All of the properties securing the aforementioned loans were in the Puget Sound region, and were performing according to their terms as of December 31, 2005.

        We plan to continue to originate multi-family and commercial real estate loans, real estate construction loans, and consumer and real estate related loans primarily within the Puget Sound region in Washington State. We will also continue to pursue the expansion of our small business lending activities which involve greater risks of default and delinquency than other types of lending that we have historically engaged in.


        Loan Portfolio Analysis. The following table sets forth the composition of Rainier Pacific Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real Estate:
One- to four-family residential	$ 85,143	14.58%	$ 97,455	19.38%	$126,183	28.19%	$ 87,804	23.96%	$ 85,761	26.78%
Five or more family residential	159,690	27.35	126,199	25.09	87,068	19.45	75,109	20.50	38,366	11.98
Commercial	167,068	28.61	144,717	28.77	94,913	21.20	60,126	16.41	41,427	12.94
Total real estate	411,901	70.54	368,371	73.24	308,164	68.84	223,039	60.87	165,554	51.70

Real estate construction:
One- to four-family residential	53,304	9.13	15,583	3.10	8,364	1.87	792	0.22	476	0.15
Five or more family residential	4,864	0.83	--	--	--	--	--	--	--	--
Commercial	2,798	0.48	600	0.12	--	--	--	--	--	--
Total real estate construction	60,966	10.44	16,183	3.22	8,364	1.87	792	0.22	476	0.15

Consumer:
Automobile	38,788	6.64	52,567	10.45	59,779	13.36	62,619	17.08	65,420	20.43
Home equity	31,836	5.45	28,775	5.72	31,545	7.05	33,078	9.03	35,720	11.15
Credit cards	22,026	3.77	22,447	4.46	22,834	5.10	25,445	6.94	25,392	7.93
Other	9,190	1.58	11,802	2.35	15,735	3.52	20,294	5.54	26,195	8.18
Total consumer	101,840	17.44	115,591	22.98	129,893	29.03	141,436	38.59	152,727	47.69

Commercial/business	9,240	1.58	2,828	0.56	1,170	0.26	1,188	0.32	1,487	0.46

Subtotal	583,947	100.00%	502,973	100.00%	447,591	100.00%	366,455	100.00%	320,244	100.00%
Less:
Net deferred loan origination
(fees) costs	(1,053)		(254)		(34)		(35)		(292)

Total loans	582,894		502,719		447,557		366,420		319,952

Allowance for loans losses	(8,597)		(8,981)		(8,237)		(6,084)		(4,755)

Loans, net	$574,297		$493,738		$439,320		$360,336		$315,197


    The following table shows the composition of Rainier Pacific Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$ 74,732	12.80%	$ 83,742	16.65%	$114,227	25.52%	$ 78,574	21.44%	$ 77,181	24.10%
Five or more family residential	30,218	5.17	32,190	6.40	30,603	6.84	37,966	10.36	35,770	11.17
Commercial	89,014	15.25	88,010	17.50	81,391	18.18	48,398	13.21	39,360	12.29
Total real estate	193,964	33.22	203,942	40.55	226,221	50.54	164,938	45.01	152,311	47.56

Real estate construction:
One- to four-family residential	1,698	0.29	605	0.12	167	0.04	--	--	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	1,698	0.29	605	0.12	167	0.04	--	--	--	--

Consumer:
Automobile	38,788	6.64	52,567	10.45	59,779	13.35	61,589	16.80	65,420	20.43
Home equity	20,252	3.47	19,855	3.95	21,680	4.84	21,021	5.74	23,343	7.29
Credit cards	476	0.08	435	0.08	745	0.17	1,061	0.29	1,254	0.39
Other	1,632	0.28	3,944	0.78	7,230	1.62	10,928	2.98	14,401	4.50
Total consumer	61,148	10.47	76,801	15.26	89,434	19.98	94,599	25.81	104,418	32.61

Commercial/business	1,902	0.33	81	0.02	--	--	288	0.08	616	0.19

Total fixed-rate loans	258,712	44.31	281,429	55.95	315,822	70.56	259,825	70.90	257,345	80.36

ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	10,411	1.78	13,713	2.73	11,956	2.67	9,225	2.52	8,580	2.68
Five or more family residential	129,472	22.17	94,009	18.69	56,465	12.62	37,143	10.13	2,596	0.81
Commercial	78,054	13.37	56,707	11.27	13,522	3.02	11,728	3.20	2,067	0.65
Total real estate	217,937	37.32	164,429	32.69	81,943	18.31	58,096	15.85	13,243	4.14

(table continues on following page)


	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS:
Real estate construction:
One- to four-family residential	51,606	8.84	15,578	3.10	8,197	1.83	792	0.22	476	0.15
Five or more family residential	4,864	0.83	--	--	--	--	--	--	--	--
Commercial	2,798	0.48	--	--	--	--	--	--	--	--
Total real estate construction	59,268	10.15	15,578	3.10	8,197	1.83	792	0.22	476	0.15

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	11,584	1.98	8,920	1.77	9,865	2.20	12,057	3.29	12,377	3.86
Credit cards	21,550	3.69	22,012	4.38	22,089	4.94	24,385	6.65	24,138	7.54
Other	7,558	1.29	7,858	1.56	8,505	1.90	10,400	2.84	11,794	3.68
Total consumer	40,692	6.96	38,790	7.71	40,459	9.04	46,842	12.78	48,309	15.08

Commercial/business	7,338	1.26	2,747	0.55	1,170	0.26	900	0.25	871	0.27

Total adjustable rate loans	325,235	55.69	221,544	44.05	131,769	29.44	106,630	29.10	62,899	19.64

Subtotal	583,947	100.00%	502,973	100.00%	447,591	100.00%	366,455	100.00%	320,244	100.00%

Less:
Net deferred loan origination
(fees) costs	(1,053)		(254)		(34)		(35)		(292)

Total loans	582,894		502,719		447,557		366,420		319,952

Allowance for loans losses	(8,597)		(8,981)		(8,237)		(6,084)		(4,755)

Loans, net	$574,297		$493,738		$439,320		$360,336		$315,197


        Residential One- to Four-Family Lending. As of December 31, 2005, $85.1 million, or 14.6% of our total loan portfolio consisted of loans secured by one- to four-family residences.

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

        Traditionally, we have originated a significantly greater number of fixed-rate rather than adjustable-rate mortgages in our residential lending program. We originated $36.8 million of fixed-rate one- to four-family residential loans and an additional $1.4 million of adjustable-rate one- to four-family residential loans during fiscal 2005. Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home. Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets. As of December 31, 2005, $74.7 million, or 87.8%, of our one- to four-family residential mortgage loan portfolio was comprised of fixed-rate loans.

        As of December 31, 2005, we had $10.4 million, or 12.2% of our one- to four-family loans in adjustable-rate mortgages. The adjustable-rate mortgage products generally are retained in the loan portfolio, although the majority of the loans are underwritten to be saleable in the secondary market. The adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years. Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the initial interest rate. At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%. Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

        We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a fixed-rate seven-year program in November 2003 on owner-occupied one- to four-family residential properties. These loans are written consistent with secondary market standards and have an average loan balance of $51,000 with an average loan-to-value ratio of less than 31%. As of December 31, 2005, we had $13.8 million, or 18.5% of the fixed one- to four-family residential loan portfolio in seven- and ten-year mortgage products. We also offer special community development loans to low to moderate income borrowers at a loan-to-value ratio of up to 100%. As of December 31, 2005, we had $1.0 million in special community development loans in our residential loan portfolio. All loans under these special loan programs were performing in accordance with their terms as of December 31, 2005.

        We originate a limited number of jumbo fixed- and adjustable-rate single-family loans that we retain for our portfolio. Jumbo loans have balances that are greater than $333,700. The jumbo loan portfolio, comprised of six loans, totaled $2.8 million as of December 31, 2005. The loans in this portfolio have been generally priced at rates of 0.250% to 0.375% higher than the standard secondary market rates on conventional loans. As of December 31, 2005, all loans in the jumbo loan portfolio were performing in accordance with their terms.

        Our fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

        Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured


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

        Residential mortgage loans up to $500,000 are approved by residential loan underwriters, and loans from $500,000 up to $750,000 are approved by the President or the Chief Lending Officer. The management loan committee approves loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate, and individual residential loans of $750,000 to $1.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee of the Bank's board of directors.

        Multi-Family and Commercial Real Estate Lending. We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or loan committee depending on the size of the loan. As of December 31, 2005, $326.7 million, or 56.0% of our total loan portfolio was secured by multi-family and commercial real estate property.

        We actively pursue multi-family and commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally obtain loan guarantees from financially capable parties as determined by our review of personal financial statements. If the borrower is a corporation, we generally obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. A portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned (e.g., originated within the past two years) and contains a higher risk of default and loss than single-family residential loans, particularly if the local economy experiences a downturn.

        The average size loan in our multi-family and commercial real estate loan portfolios was $1.6 million as of December 31, 2005. All of these loans are secured by properties located in the Puget Sound region of Western Washington. As of that date, $159.7 million, or 27.3% of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans between $500,000 and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank's capital. The largest multi-family loan as of December 31, 2005 was a $5.5 million loan secured by a 120 unit residential apartment building located in Pierce County, Washington. This loan was performing according to the loan terms, as were all of our multi-family and commercial real estate loans as of December 31, 2005.

        Multi-family and commercial real estate loans up to $500,000 can be approved by the Real Estate Loan Manager, Vice President of Business Banking, Senior Vice President, Chief Lending Officer or President. Loans up to $750,000 can be approved by the combined authority of any two of these five individuals. Our management loan committee is authorized to approve loans to one borrower or a group of related borrowers of up to $5.0 million in the aggregate, with no single loan over $5.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the loan and investment committee of the Bank's board of directors.

        We offer both fixed- and adjustable-rate loans on multi-family and commercial real estate loans. Loans originated on a fixed-rate basis generally are originated with final maturities up to ten years, and with amortization terms up to 30 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's advance rate for an equivalent period plus a margin ranging from 1.50% to 2.50%, depending upon the prepayment penalty option selected by the borrower. We have established floor rates on these loans, although from time to time we may offer promotional rates below the established floor rates. As of December 31, 2005, we had $30.2 million of fixed-rate multi-family loans and $89.0 million of fixed-rate commercial real estate loans (including three participation loans).


        Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial period ranging from three to five years. Contractual annual adjustments generally have a 2.0% maximum annual rate increase and are subject to a lifetime cap rate of 13.0%. These loans generally have been originated with floor rates of 5.0% to 7.0%. Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.125% to 3.50%, with principal and interest payments fully amortizing over terms up to 30 years, and an accompanying prepayment penalty. As of December 31, 2005, we had $129.5 million in adjustable-rate multi-family loans and $78.1 million in adjustable-rate commercial real estate loans. Both adjustable-rate mortgages and fixed-rate mortgages allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

        The maximum loan-to-value ratio for multi-family loans is generally 80% of appraised value on purchases and 75% of appraised value on refinances. The maximum loan-to-value ratio for commercial real estate loans is generally 75% of appraised value for both purchases and refinances. We require appraisals of all properties securing multi-family and commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every two years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

        We originate commercial real estate loans including office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses primarily located in our market area. Commercial real estate loans totaled $167.1 million, or 28.6% of our total loan portfolio as of December 31, 2005. As of December 31, 2005, the largest single commercial real estate loan on one property had an outstanding balance of $9.6 million and is secured by an industrial park located in Thurston County, Washington.

        Real Estate Construction Lending. As of December 31, 2005, real estate construction loans represented $61.0 million, or 10.4% of our total loan portfolio. We began originating real estate construction loans in September 2002 and we have focused our efforts primarily in the Pierce County market area with residential (custom) construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans. The residential (custom) construction all-in-one loans are priced in accordance with the terms and conditions available in the secondary market for this product and are being underwritten to be saleable in the secondary market upon completion. Other construction loan programs will be originated with terms up to 18 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.625% to 2.0%, with a loan-to-value ratio of no more than 80% of the discounted appraised value of the property at completion.

        Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our construction loan manager or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser.

        During the year ended December 31, 2005, we originated $70.4 million of short-term construction loans to local builders to fund the construction of primarily one- to four-family residential properties. Most loans are written with maturities of primarily one year, have interest rates that are tied to the prime rate plus a margin, and are subject to rate adjustment with the movement of the prime rate. All builder/borrowers are underwritten to pre-established standards that include established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is 80%. There were no default or foreclosure actions involving builder construction loans during the year ended December 31, 2005 with all loans performing according to their terms.


        We originate construction and site development loans to contractors and developers primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders and developers in our primary market area. Residential subdivision development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised prospective discounted value upon completion of the project. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At December 31, 2005, our largest subdivision development loan had an outstanding principal balance of $4.7 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2005. At December 31, 2005, the average outstanding principal balance of site development loans to contractors and developers was $2.0 million.

        We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post-construction value.

        We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

        We attempt to minimize the foregoing risks by, among other things, limiting our construction lending to properties primarily in our local market area, and limiting our speculative loans to a small number of experienced local builders. All of our construction loans were performing in accordance with their terms as of December 31, 2005.

        Consumer Lending. Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis. Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines. Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios. Our installment loans are offered using a risk-based pricing model based upon the creditworthiness of the


customer and the available collateral. Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates. Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate. As of December 31, 2005, our consumer loans, including our home equity line/loan portfolio, totaled $101.8 million, or 17.4% of our total loan portfolio.

        As of December 31, 2005, the largest component of the consumer portfolio was our auto loan portfolio totaling $38.8 million, or 6.6% of our total loan portfolio. We offer direct auto loans to our customers through our branch network, which as of December 31, 2005 comprised $5.4 million, or 13.9% of the auto loan portfolio. We have also offered indirect loans since 1994 and at December 31, 2005 these loans originated through our indirect dealer program were $33.4 million, or 5.7% of our total loan portfolio. These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats. The majority of these loans are originated through approximately 25 dealers located in our market area. The loan portfolio is primarily comprised of loans with terms up to seven years.

        The interest rate charged to an indirect loan borrower is generally one to two percentage points higher than the "buy rate" or the rate we earn. The difference between the two rates is referred to as the "spread." At loan inception, we pay a portion of the dollar value of the spread over the contractual term of the loan to the auto dealer in accordance with the established loan programs, or in some cases, we pay flat origination fees to dealers on loans without a rate spread. Dealers are required to reimburse the amount paid on any loan to them in its entirety if the loan pays off or the vehicle is repossessed within 90 days from the date of funding. Dealers are billed monthly for any interest spread or origination fee repayments and are given ten days after billing to reimburse us. In the event we are not reimbursed within ten days, the amount owed to us is deducted from the next spread payments to the dealer.

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

        The home equity loan portfolio was the second largest component of the consumer loan portfolio as of December 31, 2005 totaling $31.8 million, or 5.5% of our total loan portfolio. These loans include both adjustable-rate lines of credit and fixed-rate loan products. These loans are made on owner-occupied properties. The loan-to-value ratio is 90% or less, when taking into account both the first and the second mortgage loans, although it can be as high as 110% in some cases. Home equity loans generally carry fixed interest rates with a fixed payment over a term up to 15 years. Home equity lines of credit allow for a ten year draw period, which is renewable, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin. All of the Bank's home equity lines of credit have floor rates of 5% or higher.

        The VISA credit card portfolio was the third largest component of our consumer loan portfolio totaling $22.0 million, or 3.8% of our total loan portfolio as of December 31, 2005. We have been offering credit cards for more than 20 years and offer over ten credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin. Interest rates and credit limits are determined based upon product type and creditworthiness of the borrower. We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.

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


medical issues. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

        Commercial Business Lending. At December 31, 2005, we had $9.2 million, or 1.6% of our total loan portfolio in commercial business loans. We intend to increase our commercial lending activities to take advantage of local lending opportunities in extending credit to small and medium sized businesses, to provide for potentially higher asset yields, and to position Rainier Pacific Bank as a full-service financial institution. In 2004, we hired an experienced banking executive with more than 20 years of commercial banking experience to lead our business banking program and in 2005 hired two additional experienced commercial banking officers.

        Commercial business lending generally involves risks that are different from, and often greater than, those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

        As a relatively new program, our ability to originate commercial business loans is highly dependent upon favorable market conditions and our ability to hire additional qualified commercial lending personnel. Accordingly, there can be no assurance that we will continue to be successful in these efforts.

        Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years

	Within One Year				Beyond
					10 Years	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 4,698	$ 13,256	$ 12,144	$ 31,227	$ 23,818	$ 85,143
Five or more family residential	--	1,829	2,125	49,441	106,295	159,690
Commercial	4,007	5,082	3,510	98,061	56,408	167,068
Total real estate	8,705	20,167	17,779	178,729	186,521	411,901

Real estate construction:
One- to four-family residential	50,503	1,103	--	--	1,698	53,304
Five or more family residential	4,864	--	--	--	--	4,864
Commercial	--	2,798	--	--	--	2,798
Total real estate construction	55,367	3,901	--	--	1,698	60,966

(table continued on following page)


		After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years

	Within One Year				Beyond 10 Years
						Total
	(In Thousands)
Consumer:
Automobile	9,073	16,484	10,641	2,590	--	38,788
Home equity	13,625	4,706	4,113	9,392	--	31,836
Credit cards	22,026	--	--	--	--	22,026
Other	6,307	1,729	717	437	--	9,190
Total consumer	51,031	22,919	15,471	12,419	--	101,840

Commercial/business	7,555	366	1,180	139	--	9,240

Total	$122,658	$ 47,353	$ 34,430	$191,287	$188,219	$583,947

        The following table sets forth the dollar amount of all loans due one year or more after December 31, 2005, which have fixed interest rates, and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
			Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 70,803	$ 9,642	$ 80,445
Five or more family residential	30,218	129,472	159,690
Commercial	86,079	76,982	163,061
Total real estate	187,100	216,096	403,196

Real estate construction:
One- to four-family residential	1,698	1,103	2,801
Five or more family residential	--	--	--
Commercial	--	2,798	2,798
Total real estate construction	1,698	3,901	5,599

Consumer:
Automobile	29,715	--	29,715
Home equity	18,211	--	18,211
Credit cards	--	--	--
Other	2,883	--	2,883
Total consumer	50,809	--	50,809

Commercial/business	1,685	--	1,685

Total	$241,292	$219,997	$461,289

        Loan Solicitation and Processing. The majority of the residential mortgage and consumer loan originations are generated through our retail branch network and our indirect dealer program. Loans may also be originated through our Internet and Call Center channels. We originate multi-family and commercial real estate loans using an income property loan officer employed by us. In addition, approximately one-half of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines. Construction loans are generated by a construction loan officer who works for us. Business loans are


generally originated by our business banking officers, and approved by designated underwriters for this type of lending.

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

        We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved. We also allow for automated approvals, individual lending authorities, joint lending authorities, management loan committee approval, and loan and investment committee (consisting of board members) approval.

        We require title insurance on all real estate loans and fire and casualty on all secured loans in excess of $2,500.

        Loan Originations, Servicing, Purchases and Sales. Home equity lines of credit and loans, as well as our consumer loans, are originated through an in-house system and are underwritten through either an automated decision matrix or by designated underwriting staff dependent upon the size of the loan. These loans are also serviced on an in-house loan servicing system.

        One- to four-family residential loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of seven- and ten-year fixed-rate mortgage loans and our special community development loans. We originate residential first mortgages and service them using an in-house mortgage system. We utilize the Freddie Mac Loan Prospector Automated Loan System to underwrite approximately 95% of our residential first mortgage loans (excluding our seven- and ten-year loans and community development loans). The remaining loans are underwritten internally by designated real estate loan underwriters in accordance with standards as established by our asset liability management committee.

        We also sell residential first mortgage loans to the secondary market. Our primary secondary market relationship has been with Freddie Mac. We also maintained secondary market relationships with Fannie Mae and previously with the Federal Home Loan Bank of Seattle, prior to their discontinuation of their mortgage purchase program in 2005. We generally retain the servicing on all loans sold into the secondary market. As of December 31, 2005, our portfolio of mortgage loans serviced for others was $106.7 million.

        We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

        We have originated six participation loans secured by properties located in the Puget Sound region, all of which were underwritten to our policies and guidelines. As of December 31, 2005, the balance of the participation loans totaled $15.4 million. All six of these loans were performing within the contracted terms and were current as of December 31, 2005.

        One- to four-family residential construction loans are underwritten by designated lending staff or our loan committee, depending on the size of the loan and are serviced on our in-house loan servicing system. Loan documents are provided by a third-party provider specializing in commercial and construction lending documentation.


        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Loans Originated:	(In Thousands)
Real estate:
One- to four-family residential	$ 38,210	$ 46,836	$ 106,682
Five or more family residential	59,414	86,106	33,815
Commercial (1)	47,108	52,767	44,268
Total real estate	144,732	185,709	184,765

Real estate construction:
One- to four-family residential (1)	60,718	21,099	15,432
Five or more family residential	4,863	597	--
Commercial	4,861	--	--
Total real estate construction	70,442	21,696	15,432

Consumer:
Automobile	12,091	23,029	32,935
Home equity (2)	13,347	7,829	9,307
Credit cards (2)	(421)	(388)	(2,611)
Other (2)	1,877	2,871	3,133
Total consumer	26,894	33,341	42,764

Commercial/business	6,771	2,635	1,084

Total Loans Originated	248,839	243,381	244,045

Loans Purchased	--	--	--

Loans sold:
Total whole loans sold	(34,217)	(52,293)	(40,351)
Participation loans	--	--	--
Total loans sold	(34,217)	(52,293)	(40,351)

Principal repayments	132,514	133,751	122,226
Loans securitized	--	--	--
Transfer to real estate owned	--	--	(332)
Increase (decrease) in other items, net	(1,134)	(1,955)	(2,152)

Net increase in loans, net	$ 80,974	$ 55,382	$ 78,984
____________
(1)	Commercial real estate loans originated in 2005 include two loans which were originated as participations totaling $4.7 million. One- to four-family residential construction loans originated in 2005 includes one loan which was originated as a participation and totals $3.0 million.
(2)	This table incorporates lines of credit and credit cards at their net change for the year. "Home equity" includes both the home equity loans originated and the net change in home equity lines of credit. "Credit cards" reflect the net change for the year. "Other" includes the net change from personal lines of credit.


        Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%, but are generally 1.00% or lower. In addition, single-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's creditworthiness and/or collateral loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.1 million of net deferred loan fees as of December 31, 2005, principally relating to deferred loan fees associated with real estate loans and deferred origination costs associated with indirect auto loans.

        One- to four-family residential loans are generally originated without a prepayment penalty. The majority of multi-family and commercial real estate loans, however, have prepayment penalties associated with the loans ranging from 1% to 3%. We offer three types of prepayment penalty options ranging from three to ten years from the loan funding date depending upon the loan type and the interest rate of the loan.

        In addition, some consumer line of credit products, such as VISA credit cards, home equity lines of credit, and personal lines of credit, are assessed an annual fee or an early-closure fee depending upon product type and customer relationship. Annual fees for these lines of credit can range up to $75, while early-closure fees range up to $300.

Asset Quality

        As of December 31, 2005, we had $1.6 million, or 0.28% of total loans 30 days or more delinquent.

        We categorize our delinquency ratio into three primary loan categories: consumer loans, real estate loans and commercial/business loans. Our consumer loan portfolio traditionally experiences the highest delinquency within our total loan portfolio. As of December 31, 2005, the consumer loan portfolio had $1.6 million of loans that were 30 days or more delinquent, or 2.25% of the $70.0 million consumer loan portfolio, excluding home equity loans. For delinquency reporting purposes, the consumer loan portfolio includes new and used direct auto loans, indirect auto loans, VISA loans, and other secured and unsecured loans. We do not include home equity loans or lines of credit in our consumer loan portfolio calculation, as these loans are included in the real estate loan delinquency calculation. As of December 31, 2005, the real estate loan portfolio had $49,563 of loans that were 30 days or more delinquent, or 0.01% of the $504.7 million of real estate secured loans. For delinquency reporting purposes, the real estate loan delinquencies include single-family loans, multi-family and commercial real estate loans, construction loans, and home equity lines/loans. The $49,563 in delinquent real estate secured loan balances consist of one- to four-family residential and the home equity loans. There were no multi-family, commercial real estate, land, residential construction or commercial business loans delinquent 30 days or more as of December 31, 2005. However, the portfolio of multi-family and commercial real estate and construction loans has grown rapidly since year end 2000, increasing from $27.4 million to $387.7 million as of December 31, 2005, and a single loan becoming delinquent can significantly affect the Bank's delinquency ratio.

        We generally assess late fees or penalty charges on delinquent loans of 5% of the monthly payment. Substantially all fixed- and adjustable-rate mortgage loans are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a one- to four-family residential loan payment is delinquent beyond the 15 day grace period, we handle the collection of the loan in accordance with the secondary market established collection procedures.

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


loan is not brought current, we continually try to contact the borrower both by telephone and in writing until the account is brought current. When the loan is 60 days past due, collectors will attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

        If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency. The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2005:

	Loans Delinquent For:				Total Delinquent Loans
	61-90 Days		Over 90 Days
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
(Dollars in Thousands)
Real estate:
One- to four-family residential	--	$ --	--	$ --	--	$ --
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate	--	--	--	--	--	--

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Automobile	11	168	10	44	21	212
Home equity	--	--	--	--	--	--
Credit cards	26	132	12	31	38	163
Other	6	25	6	39	12	64
Total consumer	43	325	28	114	71	439

Commercial/business	--	--	--	--	--	--

Total	43	$ 325	28	$ 114	71	$ 439

        When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status. As of December 31, 2005, non-accrual loans and loans 90 days or more past due as a percentage of total loans were 0.02%, and as a percentage of total assets were 0.01%. Non-performing assets as a percentage of total assets were 0.02% as of December 31, 2005.


        Non-performing Assets. The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 for the periods indicated. During the periods presented there were no accruing loans which were contractually past due 90 days or more, nor any loans restructured in accordance with SFAS No. 15.

	At December 31,
	2005	2004	2003	2002	2001
Loans accounted for on a nonaccrual basis:		(Dollars in Thousands)
Real estate:
One- to four-family residential	$ --	$ --	$ 97	$ 98	$ 186
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	97	98	186

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	44	95	126	178	255
Home equity	--	55	67	17	6
Credit cards	31	34	55	120	184
Other	39	119	130	94	195
Total consumer	114	303	378	409	640

Commercial/business	--	--	--	--	--

Total	$ 114	$ 303	$ 475	$ 507	$ 826

Total of nonaccrual and 90 days past due loans	$ 114	$ 303	$ 475	$ 507	$ 826
Repossessed assets	27	54	98	119	89
Real estate owned	--	--	332	297	--

Total nonperforming assets	$ 141	$ 357	$ 905	$ 923	$ 915

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due
loans as a percentage of total loans (1)	0.02%	0.06%	0.11%	0.14%	0.26%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.01%	0.04%	0.07%	0.10%	0.18%

Nonperforming assets as a percentage of
total assets	0.02%	0.05%	0.13%	0.18%	0.20%

Total loans (1)	$582,894	$502,719	$447,557	$366,420	$319,952

Non-accrued interest (2)	$ 13	$ 39	$ 44	$ 193	$ 154

Total assets	$870,843	$751,776	$685,295	$499,457	$464,674
___________
(1)     Total loans are net of deferred fees and costs.
(2)     If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


        Real Estate Owned and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of December 31, 2005, we had repossessed assets from secured consumer loans of $27,200 and no repossessed real estate properties.

        Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. We had no restructured loans as of December 31, 2005.

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

        In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of December 31, 2005, we had classified $98,717 of our loans as substandard, $39,819 as doubtful, and no loan amounts were classified as a loss. There were two loans classified as special mention totaling $1.1 million, one was a commercial real estate loan and one was a small commercial business loan. Both of these special mention loans have performed according to their contractual loan terms and no losses are anticipated. In addition, we held $27,200 in repossessed vehicles classified as substandard. The total classified assets of $1.3 million represented 1.49% of total equity and 0.14% of total assets as of December 31, 2005. Our allowance for loan losses of $8.6 million at December 31, 2005 adequately covers the potential losses from the classified loans, and no material losses are anticipated on the repossessed vehicles.


        The aggregate amounts of Rainier Pacific Bank's classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

	At December 31,
	2005	2004
	(In Thousands)
Classified Assets:
Loss	$ --	$ --
Doubtful	40	153
Substandard	126	204
Special mention	1,092	816
Total	$ 1,258	$ 1,173

        In addition to classified assets, potential problem loans may be identified by management. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information on the borrower causes us concerns as to their ability to comply with the present repayment schedule and could result in the loan becoming nonaccrual. There were no potential problem loans as of December 31, 2005 or December 31, 2004.

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

        Management recognizes that loan losses occur over the life of a loan and that losses may occur in the future on loans that are currently performing and unimpaired. Management also recognizes that certain loans in the portfolio may be impaired even though the performance of the loan indicates otherwise. In addition, management believes that deteriorating economic conditions and changing business cycles in our market area can result in weakened loan performance and increased losses across the loan portfolio. Management further believes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in completely new portfolios of unseasoned loans that may not perform in a historical or projected manner.

        Our asset liability management committee, primarily consisting of senior management, reviews the adequacy of the allowance quarterly. Our methodology for analyzing the allowance for loan losses consists of three elements: formula, specific and general elements. The formula element is determined by applying an estimated loss percentage to various types of homogenous loan pools. The loss percentages are generally based on various historical measures such as past loss experience, past due ratios, regulatory and internal credit grading and classification systems, and changes in underwriting practices that could affect the collectibility of the loan pools. A specific element is created when the collectibility of a specific large loan is deemed impaired and a loss is probable. The general element is established to ensure the adequacy of the allowance in situations where management believes that estimation risk exists or when there are risk factors that management believes are not addressed in the formula or specific element of the allowance, or are not yet apparent. Information considered for the general element include area vacancy rates, real estate valuations, seasoning of loan portfolios, employment data, and other local and regional economic data. Our loan and investment committee, consisting of board members, also reviews the analysis of the allowance quarterly.

        The provision for loan losses was $750,000 for the year ended December 31, 2005, compared to $2.7 million for the same period a year ago. The allowance for loan losses was $8.6 million, or 1.47% of total loans at December 31, 2005, compared to $9.0 million, or 1.79% of total loans at December 31, 2004. We reduced the provision as a result of lower charge-offs, lower delinquencies, fewer non-performing loans, and improving economic conditions. In 2005, net charge-offs were $1.1 million, or 0.22% of average total loans as compared to $2.0 million, or 0.41% of average total loans in 2004. For the years ended December 31, 2003, 2002, and 2001, the provision for


loan losses was $2.3 million, $3.5 million and $4.4 million, respectively. We became a mutual savings bank in 2001, which resulted in very strong growth in real estate lending, and in particular, multi-family and non-residential commercial lending. During that period, the relatively weaker economy was evidenced by high unemployment, particularly in our market area. In 2001, our charge-offs ratio was 0.90%. By 2002, both the local and national economies had deteriorated further, and unemployment in our market area increased. Even though weaker economic conditions existed during 2002, charge-offs declined to 0.65% of loans and loan growth remained strong as we continued to add unseasoned multi-family and commercial real estate loans to our portfolio. In 2004 and 2005, the state and local economy improved along with the national economy, with unemployment rates declining to 5.1% and 5.7% by December 2005 and 2004, respectively. These improved economic conditions, accompanied by lower net charge-offs and the improved credit quality of the Company's loan portfolio, resulted in reduced provisions for loan losses in 2005 and 2004. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses accordingly, based on loan growth, portfolio composition, charge-offs, delinquencies, and economic conditions.


The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2005			2004			2003			2002			2001
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:				(Dollars in Thousands)
One- to four-family
residential	$ 85,143	$ 128	14.58%	$ 97,455	$ 487	19.38%	$126,183	$ 172	28.19%	$ 87,804	$ 115	23.96%	$ 85,761	$ 47	26.78%
Five or more family
residential	159,690	1,376	27.35	126,199	1,370	25.09	87,068	745	19.45	75,109	424	20.50	38,366	187	11.98
Commercial	167,068	1,238	28.62	144,717	1,339	28.77	94,913	838	21.21	60,126	861	16.41	41,427	374	12.94
Total real estate	411,901	2,742	70.55	368,371	3,196	73.24	308,164	1,755	68.85	223,039	1,400	60.87	165,554	608	51.70

Real estate construction:
One- to four-family
residential	53,304	1,599	9.13	15,583	468	3.10	8,364	131	1.87	792	149	0.22	476	--	0.15
Five or more family
residential	4,864	146	0.83	--	--	--	--	--	--	--	--	--	--	--	--
Commercial	2,798	84	0.48	600	18	0.12	--	--	--	--	--	--	--	--	--
Total real estate
construction	60,966	1,829	10.44	16,183	486	3.22	8,364	131	1.87	792	149	0.22	476	--	0.15

Consumer:
Automobile	38,788	1,294	6.64	52,567	1,723	10.45	59,779	1,313	13.35	62,619	942	17.08	65,420	927	20.43
Home equity	31,836	233	5.45	28,775	216	5.72	31,545	193	7.05	33,078	209	9.03	35,720	103	11.15
Credit cards	22,026	826	3.77	22,447	1,129	4.46	22,834	1,057	5.10	25,445	917	6.94	25,392	799	7.93
Other	9,190	433	1.57	11,802	608	2.35	15,735	596	3.52	20,294	731	5.54	26,195	940	8.18
Total consumer	101,840	2,786	17.43	115,591	3,676	22.98	129,893	3,159	29.02	141,436	2,799	38.59	152,727	2,769	47.69

Commercial/business	9,240	234	1.58	2,828	54	0.56	1,170	26	0.26	1,188	14	0.32	1,487	3	0.46

Unallocated	--	1,006	--	--	1,569	--	--	3,166	--	--	1,722	--	--	1,375	--

Total	$583,94	$ 8,597	100.00%	$502,973	$8,981	100.00%	$447,591	$8,237	100.00%	$366,455	$6,084	100.00%	$320,244	$4,755	100.00%

        Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


        The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Allowance at beginning of period	$ 8,981	$ 8,237	$ 6,084	$ 4,755	$ 2,969
Provision for loan losses	750	2,700	4,500	3,525	4,400
Recoveries:
Real estate:
One- to four-family residential	--	--	1	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	1	--	--

Real estate construction:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	266	163	83	80	112
Home equity	--	--	3	--	--
Credit cards	113	89	58	46	28
Other	50	117	43	62	46
Total consumer	429	369	187	188	186

Commercial/business	--	--	--	--	--

Total recoveries	429	369	188	188	186

Charge-offs:
Real estate:
One- to four-family residential	--	--	17	23	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	17	23	--

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Consumer:
Automobile	791	974	1,120	971	1,067
Home equity	10	22	37	4	37
Credit cards	500	746	784	704	730
Other	262	583	577	682	966
Total consumer	1,563	2,325	2,518	2,361	2,800

Commercial/business	--	--	--	--	--

Total charge-offs	1,563	2,325	2,535	2,384	2,800
Net charge-offs	1,134	1,956	2,347	2,196	2,614
Balance at end of period	$ 8,597	$ 8,981	$ 8,237	$ 6,084	$ 4,755

(table continues on following page)


	Year Ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.47%	1.79%	1.84%	1.66%	1.48%

Net charge-offs as a percentage of
average total loans outstanding during
the period (1)	0.22%	0.41%	0.57%	0.65%	0.90%

Allowance for loan losses as a percentage
of nonperforming loans at end of period	7,541.23%	2,964.03%	1,734.11%	1,200.00%	575.67%
___________
(1) Total loans are net of deferred fees and costs.

        We held, at December 31, 2005, $326.8 million of multi-family and commercial real estate loans and $61.0 million in construction loans as compared to $79.8 million of multi-family and commercial real estate loans and no construction loans at December 31, 2001. We have not historically experienced any losses in these portfolios. However, management believes that the increased loan growth in the multi-family and commercial real estate loan portfolios, the nature of construction lending, and the somewhat unseasoned nature of these portfolios could result in higher losses than our historical experience.

        At December 31, 2005, our gross loan portfolio of $583.9 million consisted of $411.9 million of real estate loans (70.5%); $101.8 million of consumer loans (17.5%); $61.0 million of real estate construction loans (10.4%); and $9.2 million of commercial loans (1.6%). While the sizeable consumer loan portfolio contributes favorably to our net interest margins, it also accounts for substantially all of our charge-offs and a significant portion of the allocated allowance. The consumer loan portfolio can result in significant fluctuations in year to year charge-offs depending on changes in the consumer loan portfolio, loan quality, and the economic environment.

Investment Activities

        General. Under Washington State law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate securities, and obligations of states and their political subdivisions.

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

        At December 31, 2005, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $225.7 million and consisted principally of trust preferred securities, mortgage-backed securities, U.S. agency obligations, corporate bonds and municipal bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.


        Trust Preferred Securities. Our trust preferred securities had a fair value of $104.3 million and a $105.0 million amortized cost at December 31, 2005. At December 31, 2005, the portfolio had a weighted-average-coupon rate of 5.55% and a weighted-average-yield of 5.07%. The portfolio consists of pooled bank trust preferred securities and are generally rated "A-2" by Moody's or "A" by Standard and Poor's. These securities either have a fixed interest rate for a three to five year period and then adjust to a floating three-month Libor rate plus a specified margin, or currently have a floating rate which adjusts to a three-month Libor rate plus a specified margin every three months. At December 31, 2005, $71.8 million of these securities were repricing every three months. These securities can be called in part or in whole after five years, have an expected initial life of ten years, and a final maturity of 30 years. The trust preferred securities had an estimated average term to reprice of 0.7 years.

        Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $76.8 million and a $78.9 million amortized cost at December 31, 2005. The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities. At December 31, 2005, the portfolio had a weighted-average-coupon rate of 4.83% and an estimated weighted-average-yield of 4.40%. These securities had an estimated average term to reprice or maturity of 3.6 years and an estimated average life of 3.7 years at December 31, 2005.

        U.S. Government Agency Obligations. Our portfolio of U.S. Government agency obligations had a fair value of $25.2 million and a $25.8 million amortized cost at December 31, 2005. At December 31, 2005, the portfolio had a weighted-average-coupon rate of 2.24% and a weighted-average-yield of 2.24%. There were $25.8 million of U.S. Government agency obligations in the portfolio with one-time call provisions. As of December 31, 2005, all securities were past their call date and had an estimated average life of 1.0 years.

        Municipal Bonds. Our tax exempt municipal bond portfolio had a fair value of $12.6 million and a $12.8 million amortized cost at December 31, 2005. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. At December 31, 2005, the portfolio had a weighted-average-coupon rate of 4.01% and a weighted-average-yield of 4.06%. Municipal bonds have an estimated weighted average life of 13.8 years.

        Corporate Bonds. Our corporate bond portfolio had a fair value of $5.2 million and a $5.4 million amortized cost at December 31, 2005. The corporate bond portfolio was comprised of short- to intermediate-term fixed-rate bonds from issuers rated "A2/A3" by Moody's or "A" by Standard and Poor's, or better. At December 31, 2005, the portfolio had a weighted-average-coupon rate of 6.40% and a weighted-average-yield of 2.97%. The longest term bond had an amortized cost of $5.4 million and a maturity of 2.5 years. Corporate bonds have an estimated average term to maturity of 2.5 years.

        Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle. The carrying value of Federal Home Loan Bank of Seattle stock totaled $13.7 million and produced a weighted-average-yield of 0.40% for the year ended December 31, 2005. The yield on the Federal Home Loan Bank of Seattle stock is paid through stock dividends, that are subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle's suspension of dividends on its common stock since the fourth quarter of 2004. The Federal Home Loan Bank of Seattle announced that, despite the dividend paid to shareholders on March 31, 2005, it had indefinitely suspended the payment of dividends. The Federal Home Loan Bank of Seattle is also operating under a regulatory directive and in April 2005 announced that all future dividends will be suspended until its financial position and performance improves. The Federal Home Loan Bank of Seattle will require regulatory approval to start paying dividends again. Stock ownership in the Federal Home Loan Bank of Seattle is expected to remain stable or increase in response to the Bank's borrowing needs.


        The following table sets forth the composition of Rainier Pacific Bank's investment securities portfolio at the dates indicated. The amortized cost of the available-for-sale investments and mortgage-backed securities is their net book value before the mark-to-market fair value adjustment. Rainier Pacific Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	5,750	5,495	5,750	5,603	18,500	18,474
Corporate obligations	5,404	5,158	7,139	7,017	17,489	17,643
Trust preferred securities	105,047	104,306	38,967	38,651	25,000	24,713
Mortgage-backed securities:
Freddie Mac	8,990	8,697	15,677	15,526	6,677	6,639
Fannie Mae	14,700	14,172	20,101	19,856	12,089	11,895
Ginnie Mae	6,498	6,384	10,893	10,783	804	849
Total mortgage-backed securities	30,188	29,253	46,671	46,165	19,570	19,383
Total available for sale	$ 146,389	$ 144,212	$ 98,527	$ 97,436	$ 80,559	$ 80,213

Held to maturity:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	20,000	19,738	20,000	19,681	20,000	19,906
Municipal obligations	12,776	12,621	12,772	12,586	12,768	12,423
Corporate obligations	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	19,290	18,757	24,587	24,340	33,524	33,109
Fannie Mae	29,395	28,732	36,109	36,097	47,305	47,349
Ginnie Mae	36	37	72	75	118	125
Total mortgage-backed securities	48,721	47,526	60,768	60,512	80,947	80,583
Total held to maturity	$ 81,497	$ 79,885	$ 93,540	$ 92,779	$113,715	$112,912

Total Investment Securities	$227,886	$224,097	$192,067	$190,215	$194,274	$193,125

Federal Home Loan Bank of Seattle stock	13,712	13,712	13,374	13,374	11,443	11,443

Total	$241,598	$237,809	$205,441	$203,589	$205,717	$204,568


The table below sets forth certain information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of Rainier Pacific Bank's investment and mortgage-backed securities at December 31, 2005. The Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2005
	Amount Due or Repricing Within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency obligations	--	--	5,750	2.83	--	--	--	--	5,750	2.83
Corporate obligations	--	--	5,404	2.97	--	--	--	--	5,404	2.97
Trust preferred securities	75,078	5.29	29,969	4.99	--	--	--	--	105,047	5.07
Mortgage-backed securities:
Freddie Mac	--	--	3,017	3.50	2,087	3.99	3,886	4.76	8,990	4.16
Fannie Mae	--	--	1,910	3.47	5,432	4.04	7,358	4.55	14,700	4.22
Ginnie Mae	4,797	4.02	1,701	3.41	--	--	--	--	6,498	3.86
Total available for sale	$ 79,875	5.21%	$ 47,751	4.29%	$ 7,519	4.03%	$ 11,244	4.62%	$146,389	4.81%

Held to maturity:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency obligations	20,000	2.07	--	--	--	--	--	--	20,000	2.07
Municipal obligations (1)	--	--	--	--	--	--	12,776	4.06	12,776	4.06
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	--	--	--	--	9,065	3.89	10,225	5.01	19,290	4.49
Fannie Mae	--	--	--	--	3,648	4.28	25,747	4.67	29,395	4.62
Ginnie Mae	--	--	36	7.69	--	--	--	--	36	7.69
Total held to maturity	$ 20,000	2.07%	$ 36	7.69%	$ 12,713	4.01%	$ 48,748	4.58%	$ 81,497	3.88%

Total Investment Securities	$ 99,875	4.58%	$ 47,787	4.29%	$ 20,232	4.01%	$ 59,992	4.59%	$227,886	4.47%
Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	13,712	--	13,712	--

Total	$ 99,875	4.58%	$ 47,787	4.29%	$ 20,232	4.01%	$ 73,704	3.66%	$ 241,598	4.20%
____________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.


        The following table sets forth certain information with respects to each category of securities which had an aggregate amortized cost value in excess of 10% of Rainier Pacific Bank's equity at the date indicated.

	At December 31,
	2005
	Amortized Cost	Market Value

	(In Thousands)
Investment securities:
Trust preferred securities	$105,047	$104,306
U.S. Government obligations	25,750	25,233
Municipal obligations	12,776	12,621
Mortgage-backed securities:
Freddie Mac	28,280	27,454
Fannie Mae	44,095	42,904
Total investment securities	$215,948	$212,518

Federal Home Loan Bank of Seattle stock	$ 13,712	$ 13,712

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

        Our deposit composition reflects certificates of deposit accounting for 56.7% of the total deposits while interest and non-interest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

        Deposits. Substantially all of our depositors are residents of Washington State, however, we do supplement local deposits with certificates of deposit generated nationally by a select number of brokers. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

        At December 31, 2005, we had $112.8 million of jumbo ($100,000 or more) certificates of deposit, which represented 25.8% of total deposits at that date. This amount is inclusive of $52.2 million of certificates of deposit placed through the Bank's brokered certificate program.


        Deposit Activities. The following table sets forth the total deposit activities of Rainier Pacific Bank for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)

Beginning balance	$344,916	$315,380	$289,460
Net deposits before interest credited	85,652	25,624	21,777
Interest credited	7,462	3,912	4,143
Net increase in deposits	93,114	29,536	25,920
Ending balance	$438,030	$344,916	$315,380

        Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2005	2004	2003
		(In Thousands)

0.00 - 0.99%	$ 289	$ 9,211	$ 15,204
1.00 - 1.99%	5,884	68,573	117,637
2.00 - 2.99%	44,240	72,411	4,973
3.00 - 3.99%	161,160	2,121	277
4.00 - 4.99%	36,676	100	266
5.00 - 5.99%	--	501	462
6.00 - 6.99%	--	--	--
7.00 - 7.99%	--	--	--
Total	$248,249	$152,917	$138,819

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2005.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years
						Total
	(In Thousands)

0.00 - 0.99%	$ 277	$ 12	$ --	$ --	$ --	$ 289
1.00 - 1.99%	5,514	311	54	5	--	5,884
2.00 - 2.99%	43,843	380	--	8	9	44,240
3.00 - 3.99%	158,540	2,601	2	5	12	161,160
4.00 - 4.99%	36,662	--	--	--	14	36,676
5.00 - 5.99%	--	--	--	--	--	--
6.00 - 6.99%	--	--	--	--	--	--
7.00 - 7.99%	--	--	--	--	--	--
Total	$244,836	$ 3,304	$ 56	$ 18	$ 35	$248,249


        The following table sets forth information concerning Rainier Pacific Bank's time deposits and other deposits at December 31, 2005.

Weighted Average Interest Rate
					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In Thousands)

0.26%	N/A	Regular savings	$ 36,781	$ 100	8.40%
1.40	N/A	Interest-bearing checking accounts	33,476	Various	7.64
--	N/A	Non-interest-bearing checking accounts	31,065	None	7.09
2.18	N/A	Money market accounts	88,459	2,500	20.19

		Certificates of Deposit

3.50%	1-11 months	Fixed-term, fixed-rate	244,836	2,000	55.91
3.16	12-23 months	Fixed-term, fixed-rate	3,304	1,000	0.75
1.80	24-35 months	Fixed-term, fixed-rate	56	2,000	0.01
3.36	36-59 months	Fixed-term, fixed-rate	53	2,000	0.01
N/A	60-84 months	Fixed-term, fixed rate	--	2,000	--
		TOTAL	$ 438,030		100.00%

        The following table indicates the amount of Rainier Pacific Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2005. Jumbo certificates of deposit are certificates in amounts of $100,000 or more and include $52.2 million of brokered certificates of deposit.

Certificates
Maturity Period	of Deposits
(In Thousands)

Three months or less	$ 42,676
Over three through six months	52,866
Over six through twelve months	16,627
Over twelve months	614
Total	$ 112,783


        Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by Rainier Pacific Bank at the dates indicated.

	At December 31,
	2005			2004			2003
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
				(Dollars in Thousands)

Regular savings	$ 36,781	8.40%	$ (4,943)	$ 41,724	12.10%	$ (4,349)	$ 46,073	14.61%
Interest-bearing checking accounts	33,476	7.64	15,873	17,603	5.10	2,597	15,006	4.76
Non-interest-bearing checking deposits	31,065	7.09	1,411	29,654	8.60	1,225	28,429	9.01
Money market accounts	88,459	20.20	(14,559)	103,018	29.87	15,965	87,053	27.60

Fixed-rate certificates which
mature in the year ending:
Within 1 year	244,836	55.90	100,088	144,748	41.96	14,377	130,371	41.34
After 1 year, but within 2 years	3,304	0.75	(2,809)	6,113	1.77	(1,998)	8,111	2.57
After 2 years, but within 5 years	109	0.02	(1,947)	2,056	0.60	1,862	194	0.06
Certificates maturing thereafter	--	--	--	--	--	(143)	143	0.05

Total	$ 438,030	100.00%	$93,114	$344,916	100.00%	$29,536	$315,380	100.00%

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

        As one of our capital management strategies, we have used borrowed funds from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities in order to increase our net interest income when attractive opportunities exist. Depending upon the retail banking activity and our available capital, we will consider and undertake leverage strategies within applicable regulatory requirements or restrictions. We expect that any such borrowed funds would primarily consist of Federal Home Loan Bank of Seattle advances.

        As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a collateralized credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 50.0% of Rainier Pacific Bank's total assets, or $434.8 million of eligible collateral. At December 31, 2005, outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $340.2 million. See "Liquidity and Commitments" contained in "Management's Discussion of Financial Condition and Results of Operations" in Item 7 of this report.

        The following table sets forth information regarding Federal Home Loan Bank of Seattle advances to us at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended December 31,

	2005	2004	2003
	(Dollars in Thousands)

Maximum amount of borrowings outstanding
at any month end	$ 355,919	$302,259	$253,922

Approximate average borrowings outstanding	308,891	280,546	195,519

Approximate weighted average rate paid on borrowings	3.65%	2.84%	3.63%

	At December 31,
	2005	2004	2003
	(Dollars in Thousands)

Balance outstanding at end of period	$340,240	$295,722	$237,105

Weighted average rate paid on borrowings	3.78%	3.15%	3.21%

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

       Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Rainier Pacific Financial Group.


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


their consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

        Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. Rainier Pacific Financial Group's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. At December 31, 2005, Rainier Pacific Financial Group's capital position was in excess of these requirements with total risk-based capital of 14.05% of risk-weighted assets and Tier 1 (core) capital of 12.80% of risk-weighted assets.

        Regulation and Supervision of Rainier Pacific Bank

        General. As a state-chartered, federally insured financial institution, Rainier Pacific Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Rainier Pacific Bank is regularly examined by the FDIC and state banking regulators and files quarterly and periodic reports concerning its activities and financial condition with its regulators. Rainier Pacific Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

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

        State Regulation and Supervision. As a state-chartered savings bank, Rainier Pacific Bank is subject to applicable provisions of Washington State law and regulations of the Washington State Department of Financial Institutions. State law and regulations govern Rainier Pacific Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. Rainier Pacific Bank is subject to periodic examination and reporting requirements by and of the Washington State Department of Financial Institutions.

        Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. During 2005, the FDIC maintained two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. Rainier Pacific Bank's accounts are insured by the Bank Insurance Fund to the maximum extent permitted by law. As insurer of Rainier Pacific Bank's deposits, the FDIC has examination, supervisory and enforcement authority over Rainier Pacific Bank.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, federal law requires the FDIC to maintain a ratio of reserves to insured deposits at $1.25 per $100 (i.e., 1.25%). Both funds currently meet this reserve ratio, however, with continued growth anticipated in insured deposits nationwide, the ratio of the Bank Insurance Fund is expected to fall to, or below, the 1.25% ratio in the coming years. Since 1997, the assessment rate for both Savings Association Insurance Fund and Bank Insurance Fund deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, Rainier Pacific Bank


qualified for the lowest rate on its deposits for calendar 2005, and since the Bank Insurance Fund's reserve ratio remained above the 1.25% threshold the Bank paid no deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. For the fourth quarter of 2005, the annualized rate was 1.34 cents per $100 of insured deposits. During 2005, the Bank paid $50,000 in FICO assessments.

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

        On February 8, 2006, the President of the United States signed into law a deficit reduction bill that included significant deposit insurance reform provisions. The deposit insurance reform provisions will merge the two deposit insurance funds (the Bank Insurance Fund and the Savings Association Insurance Fund) into a single fund; increase deposit insurance coverage for individual retirement accounts to $250,000; maintain coverage for standard accounts at $100,000 while providing for periodic increases in coverage for standard accounts and individual retirement accounts because of inflation; authorize revisions to the current risk-based system for assessing insurance premiums; provide insurance premium assessment credits to offset future FDIC insurance premiums under the new risk-based assessment system to banks that capitalized the deposit funds prior to 1996; provide the FDIC with flexibility to manage the new insurance fund by setting the designated reserve ratio between 1.15% and 1.50% of insured deposits, thereby eliminating the fixed 1.25% designated reserve ratio; and impose a cap on the growth of the insurance fund by requiring a premium dividend to depository institutions of 50% of the excess premiums when the insurance fund exceeds 1.35% of insured deposits and 100% of the excess above 1.50%.

        The merger of the two deposit insurance funds is expected to occur no later than July 1, 2006. All other important provisions, including the new risk-based assessment system, must be implemented through FDIC rulemaking that is expected to be completed by the end of 2006.

        Since Rainier Pacific Bank became insured by the FDIC in 2001, it did not previously capitalize the deposit insurance fund. Therefore, it will not receive any assessment credits to reduce its premium charges when and if future premiums for deposit coverage are assessed. It is highly likely that Rainier Pacific Bank will pay higher deposit premiums than its longer-term FDIC-insured competitors when and if the deposit fund becomes undercapitalized and premiums are assessed.

        Capital Requirements. Federally insured savings banks, such as Rainier Pacific Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum capital requirement specifies a minimum ratio of Tier 1 capital to average total assets


 (i.e., the leverage ratio). Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2005, Rainier Pacific Bank had a Tier 1 capital leverage ratio of 9.78%.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the assets assigned to that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of Tier 1 capital to risk-weighted assets must be at least 4%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial and operating risks. At December 31, 2005, Rainier Pacific Bank had a Tier 1 risk-based capital ratio of 12.58% and a total risk-based capital ratio of 13.84%

        The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2005, Rainier Pacific Bank had a net worth of 9.34% of total assets.

        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at December 31, 2005. The definitions of the terms used in the table are those provided in the FDIC's capital regulations, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

	At December 31, 2005
		Percent of Adjusted Total Assets (1)
	Amount
	(Dollars in thousands)

Tier 1 (leverage) capital	$81,897	9.78%
Tier 1 (leverage) capital requirement	33,509	4.00
Excess	$48,388	5.78%

Tier 1 risk-based capital	$81,897	12.58%
Tier 1 risk-based capital requirement	26,032	4.00
Excess	$55,865	8.58%

Total risk-based capital	$90,038	13.84%
Total risk-based capital requirement	52,063	8.00
Excess	$37,975	5.84%

___________
(1)	For the Tier 1 (leverage) capital calculations, total average assets were $837,734. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $650,788.

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


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

        At December 31, 2005, Rainier Pacific Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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


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

        Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2005, Rainier Pacific Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

        Dividends. Dividends from Rainier Pacific Bank constitute a major source of funds for dividends which may be paid by Rainier Pacific Financial Group to its shareholders. The amount of dividends payable by Rainier Pacific Bank to Rainier Pacific Financial Group depends upon Rainier Pacific Bank's earnings and capital position, and is limited by federal and state laws. According to Washington law, Rainier Pacific Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for its liquidation account or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions. In addition, dividends on Rainier Pacific Bank's capital stock may not be paid in an amount greater than one-half of the greater of (1) net income for the current fiscal year, or (2) the average net income for the current fiscal year and not more than two of the immediately preceding fiscal years. Furthermore, dividends may not be paid on Rainier Pacific Bank's capital stock in an aggregate amount greater than the aggregate retained earnings


of Rainier Pacific Bank, without the approval of the Director of the Washington Department of Financial Institutions.

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

        Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

        Rainier Pacific Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require Rainier Pacific Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

        The regulations also require Rainier Pacific Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Rainier Pacific Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

        Rainier Pacific Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

        Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.


        Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

Taxation

        Federal Taxation

        General. Rainier Pacific Financial Group and Rainier Pacific Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rainier Pacific Financial Group or Rainier Pacific Bank. Rainier Pacific Financial Group's or Rainier Pacific Bank's federal income tax returns have never been audited. Prior to January 1, 2001, Rainier Pacific Bank was a credit union, not generally subject to corporate income tax. Although we believe that we have properly recognized the tax consequences of the conversion to a taxable corporate entity, and in our accounting and reporting of subsequent tax matters, there can be no assurance that the Internal Revenue Service will not take a position contrary to the positions we have taken.

        Rainier Pacific Financial Group files a consolidated federal income tax return with Rainier Pacific Bank and Support Systems, Inc. (through its dissolution in September 2005). It is anticipated that any cash distributions made by Rainier Pacific Financial Group to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

        Method of Accounting. For federal income tax purposes, Rainier Pacific Financial Group, Rainier Pacific Bank, and Support Systems, Inc. report its income and expenses on the accrual method of accounting and use a fiscal year ending on December 31 for filing its federal income tax return.

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

        Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2005, Rainier Pacific Financial Group had no net operating loss carryovers for federal income tax purposes.

        Corporate Dividends-Received Deduction. Rainier Pacific Financial Group may eliminate from its income dividends received from Rainier Pacific Bank as a wholly-owned subsidiary of Rainier Pacific Financial Group because it files a consolidated return with Rainier Pacific Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership held in the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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


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

        Rainier Pacific Financial Group believes that it will more likely than not be entitled to a deduction for the entire $6.3 million charitable contribution. We currently anticipate sufficient taxable income will be generated over each of the applicable succeeding taxable years to allow the full deduction. However, there can be no assurances that the annual deductible amount will be fully deductible over the applicable succeeding taxable years. In the event that the charitable contribution is not fully deductible, Rainier Pacific Financial Group's contribution to the foundation would be expensed without tax benefit, resulting in an increase in federal income tax expense and a decrease in net income in the year in which a determination is made that the charitable contribution is not fully deductible.

        Washington Taxation

        Rainier Pacific Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.

Competition

        We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability, comprised of convenient branch locations, internet banking and other automated methods, and our call center, as well by consistently delivering high-quality, high-touch service to our customers that result in a high level of customer satisfaction.

        We ranked eighth in terms of deposits with a 4.0% market share of deposits, among the 45 federally-insured depository institutions in Pierce County, our primary market, as of June 30, 2005. Our key competitors are Key Bank, Columbia Bank, Bank of America, Washington Mutual, Wells Fargo and US Bank. These competitors control approximately 58.3% of the Pierce County deposit market with deposits of $5.0 billion, out of the $9.0 billion in total deposits in Pierce County as of June 30, 2005. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships. We also compete for deposits with two branch offices in the City of Federal Way, in King County, Washington.

        Our competition for loans comes principally from mortgage bankers and brokers, commercial banks, savings institutions, credit unions and finance companies operating in Pierce County and the City of Federal Way. Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions with higher yields and demand. Competition for the origination of loans may limit our future growth and earnings prospects.


        In addition to traditional banking services, we offer commercial and personal lines of property and casualty insurance, as well as accidental death and dismemberment insurance, collateral protection insurance, life insurance and long-term care insurance. We offer these products through our insurance services unit of the Bank doing business as Rainier Pacific Insurance Services, Christopherson-Boze Insurance Services, and Holman Insurance Agency. We compete with other insurance agents and brokers in our primary local market area and are the fifth largest agency in Pierce County based upon total property and casualty insurance premiums. We also provide alternative financial products and services to our customers through Rainier Pacific Financial Services. Rainier Pacific Financial Services is the operating unit of the Bank that provides financial planning and non-federally insured investment products such as mutual funds, debt, equity, and government securities, retirement accounts, life insurance, and fixed and variable annuities.

Personnel

        At December 31, 2005, we had 151 full-time employees and 61 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

        Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

	Age at December 31, 2005	Position
Name		Company	Bank

Edward J. Brooks	50	Chairman of the Board	Chairman of the Board
John A. Hall	44	President and Chief Executive	President and Chief Executive
		Officer	Officer
Victor J. Toy	51	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards	45	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary and Treasurer
Carolyn S. Middleton	53		Vice President and Chief Lending
			Officer
Dalen D. Harrison	46		Vice President
Sandra K. Steffeney	57		Vice President
Richard D. Pickett	56		Vice President
Waylin L. McCurley	31		Vice President
John T. Terrien	55		Vice President
Jennifer L. Nino	32		Vice President and Chief Internal
			Auditor

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


        John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank. Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995. He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs. After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987. His financial institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company. He is a board member of the Tacoma Goodwill Industries, the Economic Development Board for Tacoma-Pierce County, the Washington Financial League, and the Business Advisory Board of the University of Washington-Tacoma. Mr. Hall is a past board member and treasurer of the United Way of Pierce County, and serves on various citizen committees of the Tacoma School District. He is also the Chairman of the Board of Trustees of the Rainier Pacific Foundation.

        Victor J. Toy is Senior Vice President and Corporate Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank. Mr. Toy joined Rainier Pacific Bank's predecessor in 1991. Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley. He has 22 years of financial services experience. Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million to $750 million located in Washington State. Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, shareholder relations, and marketing. Mr. Toy serves as the Treasurer and as Trustee of the Rainier Pacific Foundation.

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

        Carolyn S. Middleton is Vice President and Chief Lending Officer of Rainier Pacific Bank. Ms. Middleton joined Rainier Pacific Bank's predecessor in 1991. Ms. Middleton has worked in the consumer lending arena for 32 years specializing in mortgage and consumer lending. She holds a Certified Credit & Collection Executive designation from the International Credit Association and a Certified Commercial Real Estate Underwriter designation from the Mortgage Banker's Association. Prior to joining Rainier Pacific Bank, Ms. Middleton was the director of loan services and security officer for the largest credit union in the State of Oregon, and worked in the collection and legal departments of a national consumer products retailer. Ms. Middleton is an active member of the Society of Certified Credit Executives and served on Credit Union National Association's Lending Council. Ms. Middleton is also an active member and past president of the Northwest Fraud Investigators Association. Ms. Middleton's primary areas of responsibility at Rainier Pacific Bank include credit administration, loan underwriting and servicing, and collections.

        Dalen D. Harrison is a Vice President of Rainier Pacific Bank. Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994. Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College. Ms. Harrison has over 25 years of financial services experience. Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union. Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization. Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the


sales and service activities of the 13 branch retail network, consumer banking support, and Internet and call center delivery channels. Ms. Harrison is also a Trustee of the Rainier Pacific Foundation.

        Sandra K. Steffeney is a Vice President of Rainier Pacific Bank. Ms. Steffeney joined Rainier Pacific Bank's predecessor in 2000. Ms. Steffeney has over 31 years of experience in the financial services industry, concentrated in the insurance and investment securities business. She is a Chartered Life Underwriter (CLU); Certified Financial Planner (CFP); and holds National Association of Securities Dealers (NASD) investment advisor (Series 65), securities principal (Series 24), securities agent (Series 63) and securities representative (Series 7) licenses. Ms. Steffeney is also a member of several professional associations relative to her certifications and licenses. Prior to joining Rainier Pacific Bank, she was district manager of an insurance company subsidiary and vice president of a broker-dealer subsidiary of a national financial services holding company. Ms. Steffeney was also co-owner of a local financial planning practice. Ms. Steffeney's primary area of responsibility at Rainier Pacific Bank is to manage the operations of Rainier Pacific Insurance Services and Rainier Pacific Financial Services, which are principally engaged in insurance and investment services.

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

        Waylin L. McCurley is a Vice President of Rainier Pacific Bank. Mr. McCurley joined Rainier Pacific in 1999, and was promoted to Vice President of Human Resources and Development in 2004. He holds a Bachelor of Arts degree in Chemistry from New York University (NYU), is certified as a Senior Professional in Human Resources with the Society of Human Resources Management, serves on the Washington Banker's Association Human Resources and Education Committees, and is matriculated in the University of Washington's Pacific Coast Banking School. He has over six years of financial services experience. Prior to joining Rainier Pacific Bank, Mr. McCurley worked in an executive recruiting firm. Mr. McCurley's primary areas of responsibility include Human Resources, Training, and Development.

        John T. Terrien joined Rainier Pacific Bank as a Vice President responsible for the Bank's information services and technology group in 2004. Mr. Terrien has over 30 years experience in information systems, including 20 years managing information technology and information services organizations. He is past president of the South Sound Chapter of the Washington Software Alliance, has served in multiple capacities on the board of the South Sound Technology Conference, and is past president of the Sunrisers Toastmasters Club in Tacoma. Prior to joining Rainier Pacific Bank, Mr. Terrien served as Technical Services Manager at the Russell Company, where he managed the design, deployment, and operation of Russell Company's global information technology infrastructure and network. Previously, he served in a similar capacity for Reliance Insurance Group. Mr. Terrien is responsible for all information technology, application development, and telecommunications activities at Rainier Pacific Bank.

        Jennifer L. Nino is a Vice President and Chief Internal Auditor of Rainier Pacific Bank. Ms. Nino joined Rainier Pacific Bank in February 2004 and was promoted to Vice President of Risk Management in 2005. Before joining Rainier Pacific Bank, Ms. Nino worked as a Director for RSM McGladrey for eight years and was responsible for performing and managing internal audits and consulting activities for financial institutions through the Northwest. Ms. Nino holds a Bachelor of Science in Accounting from the University of Redlands and is a certified public accountant (CPA). She is a member of the Institute of Internal Auditors, the American Institute of CPAs, and the Washington Society of CPAs. Ms. Nino's primary area of responsibility at Rainier Pacific Bank is the Risk Management Department, which includes internal audit, compliance, security, and fraud.


Item 1A. Risk Factors.

        Ownership of Rainier Pacific Financial Group's common stock involves risk and investors should consider the following risk factors. In assessing these risks you should also refer to the other information set forth herein, including Rainier Pacific Financial Group's financial statements and related notes.

Our loan portfolio possesses increased risk due to the substantial growth in the outstanding balances of multi-family and commercial real estate loans, real estate construction loans, and a significant portfolio percentage of indirect auto and consumer loans.

        Our multi-family and commercial real estate loans, construction loans, commercial business loans, and consumer loans accounted for approximately 85.4% of our total loan portfolio as of December 31, 2005. We consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. We have traditionally focused on consumer lending, using a risk-based pricing model. As of December 31, 2005, consumer loans, including our home equity loans, totaled $101.8 million. These loans are more likely to become delinquent or default than real estate secured loans, and therefore may cause higher future loan losses. In addition, we have increased our emphasis on multi-family and commercial real estate lending and residential construction loans. Accordingly, as a result of the inherent risks associated with these types of loans, and the unseasoned nature of a portion these loans, it may become necessary for us to increase the level of our provision for loan losses. An increase in our provision for loan losses would reduce our profits.

        From December 31, 2003, through December 31, 2005, our total loans have grown by 30.2%. In connection with this rapid expansion, a significant portion of the growth occurred in our multi-family, commercial real estate, and construction loan portfolio, which are relatively unseasoned. This means that these loans have not performed for a sufficient time to indicate the magnitude of potential losses.

        At December 31, 2005, $33.4 million, or 5.7%, of our total loans were loans that we originated indirectly through a network of automobile dealers. Because these loans are originated through auto dealers and not directly by us and are secured by automobiles that depreciate rapidly in value, they present greater risks than other types of lending activities.

        For further information concerning the risks associated with multi-family, and commercial real estate loans, construction loans, and consumer loans, see "Item 1. Business - Lending Activities."

We have increased our construction lending which presents greater risk than one to four family and consumer lending.

        Construction lending is generally considered to involve a higher level of risk as compared to single- family residential or consumer lending, as a result of the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

Our commercial business lending activities involves greater risk than other types of lending.

        Our commercial business lending has increased since 2004 and we intend to continue to offer commercial business loans to small and medium sized businesses. Our ability to originate commercial business loans is determined by the demand for these loans and our ability to attract and retain qualified commercial lending


personnel. Because payments on commercial business loans generally depend on the successful operation of the business involved, repayment of commercial business loans may be subject to a greater extent to adverse conditions in the economy than other types of lending. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the sale of the collateral in the event the borrower does not repay the loan is often not sufficient to repay the loan because the collateral may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Consequently, there can be no assurance that we will continue to be successful in these efforts.

A significant decline or rise in interest rates may hurt our profits, net portfolio value and equity.

        If short-term interest rates were to rapidly rise, the Bank will not be able to increase the rates it earns on its loans and investments in the same proportion or as rapidly as the increase it would experience in its cost of deposits and other interest-bearing liabilities. The difference between the rates received on interest-earning assets and the rates paid on interest-bearing liabilities is referred to as our interest rate spread. When our interest rate spread decreases, so does our profitability. When interest rates rise, our net interest income and the value of our assets could be significantly reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, investment securities and mortgage-backed securities. For example, if we experienced an immediate 200 basis point increase in interest rates as of December 31, 2005, the market value of our portfolio equity could decrease by $14.8 million, or 18.7%. In addition, rising interest rates may also reduce the demand for loans such as real estate loan refinancings and the resulting interest income. Management also expects reduced income from secondary marketing activities in a rising rate environment with corresponding reductions in the gains on the sale of loans and securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" for further information.

The economy in our local market area may adversely affect our operations.

        Our financial results may be adversely affected by changes in prevailing economic conditions, including: decreases in real estate values, changes in interest rates, and adverse employment conditions; the monetary and fiscal policies of the federal government; and other significant external events. Because we hold a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for these loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If our allowance for loan losses is not sufficient to cover future loan losses, our earnings could decrease.

        We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.47% of total loans and 7,541.23% of non-performing loans at December 31, 2005.

        In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.


Strong competition within our market area may limit our growth and profitability.

        Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual fund companies, insurance companies, and investment brokerage and financial planning firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

Loss of key personnel may hurt our operations because it may be difficult to hire qualified replacements.

        The loss of the President and Chief Executive Officer or other executive officers could have a material adverse impact on our operations since they have been instrumental in managing the business affairs of the Company. If we were to lose these executive officers, the board of directors would most likely have to search outside of the Company for qualified, permanent replacements. This search may be prolonged and we cannot assure you that we will be able to locate and hire qualified replacements in a timely manner. For a discussion of Rainier Pacific Financial Group's management, see "Item 1. Business - Personnel - Executive Officers of the Registrant."

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock, and our ability to attract additional deposits.

        In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate the Company's internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company's independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock, and our ability to attract additional deposits.

If external funds were not available, this could adversely impact our growth and future prospects.

        We rely on deposits, brokered deposits, advances from the FHLB-Seattle, and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We are subject to extensive government regulation and supervision.

        We are subject to extensive federal and state regulation and supervision primarily through the Bank. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could


affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-bank enterprises to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1., "Business-Regulation."

Our information systems may experience an interruption or breach in security.

        We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of potential failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on dividends from our subsidiary for most of our cash flow.

        Rainier Pacific Financial Group is a separate and distinct legal entity from its subsidiary, Rainier Pacific Bank. Rainier Pacific Financial Group receives substantially all of its cash flow from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on our common stock and our operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon our subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See Item 1., "Business-Regulation."

Item 1B. Unresolved Staff Comments

        Not applicable. Rainier Pacific Financial has not received any written comments from the SEC regarding its periodic or current reports under the Exchange Act that are unresolved.

Item 2. Properties

        At December 31, 2005, we had 13 full service branch offices, all of which we own except for our Gig Harbor North branch, our Proctor branch, and our 320th Street branch in the City of Federal Way. On December 6, 2004, we moved to our new administrative offices located in the central business district of downtown Tacoma, Washington. The new corporate office building was completed in December 2004 and contains approximately 60,000 square feet of mixed-use office and retail space, with the Bank occupying approximately 60% of the space. See Notes 5 and 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $32.7 million at December 31, 2005. The net book value of the data processing and computer equipment utilized by us at December 31, 2005 was approximately $1.6 million.

        The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:


Location	Leased or Owned	Lease Expiration Date

Rainier Pacific Bank

ADMINISTRATIVE OFFICES: 1498 Pacific Avenue, Suite 400 Tacoma, WA 98402	Owned	N/A

BRANCH OFFICES:

Canyon* 11821 Canyon Road East Puyallup, WA 98373	Owned	N/A

Downtown Tacoma 1498 Pacific Avenue Tacoma, WA 98402	Owned	N/A

Gig Harbor* 3123 56th Street Court NW Gig Harbor, WA 98335	Owned	N/A

Gig Harbor North 4949 Borgen Boulevard, Suite 101 Gig Harbor, WA 98332	Leased	12/31/2007

Lakewood 6015 100th Street SW Lakewood, WA 98499	Owned	N/A

Meridian* 17510 Meridian East Puyallup, WA 98373	Owned	N/A

Pearl 1211 South Pearl Street Tacoma, WA 98465	Owned	N/A

Proctor 2525 N. Proctor Street< Tacoma, WA 98406	Leased	7/31/2014

South Hill* 109 35th Avenue SE Puyallup, WA 98371	Owned	N/A

Spanaway* 16120 Pacific Avenue Spanaway, WA 98387	Owned	N/A
(table continued on following page)


Location	Leased or Owned	Lease Expiration Date
Twin Lakes* 33650 21st Avenue SW Federal Way, WA 98023	Owned	N/A

University Place* 4704 Bridgeport Way West University Place, WA 98466	Owned	N/A

Federal Way* 1900 South 320th Street Federal Way, WA 98003	Leased	12/31/2018

________________
*         Drive-up ATM available.

Item 3. Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2005, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq National Market under the symbol "RPFG." As of December 31, 2005, there were 6,690,847 shares of common stock issued and we had approximately 1,300 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

        Dividend payments by Rainier Pacific Financial Group depend primarily on dividends it receives from Rainier Pacific Bank. Under federal regulations, the dollar amount of dividends Rainier Pacific Bank may pay depends upon its capital position and recent net income. Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets. On February 18, 2004, the Company implemented a quarterly cash dividend policy. See Item 1, "Business -- How We Are Regulated -- Regulation and Supervision of Rainier Pacific Financial Group -- Dividends."


        The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the year ended December 31, 2005. The Company began trading on the Nasdaq Stock Market on October 21, 2003. The following information was provided by the Nasdaq Stock Market.

	High	Low	Dividends
Fiscal 2005

January 1 - March 31	$18.00	$15.53	$0.060
April 1 - June 30	17.70	14.50	0.060
July 1 - September 30	17.34	15.00	0.060
October 1 - December 31	16.71	14.26	0.060

Fiscal 2004

January 1 - March 31	$16.56	$15.64	$0.050
April 1 - June 30	16.55	15.22	0.050
July 1 - September 30	18.35	16.16	0.055
October 1 - December 31	18.30	17.20	0.055

Stock Repurchases

        On May 17, 2004, the Company announced a plan to repurchase 4%, or 337,714 shares, of the Company's common stock to fund the 2004 Management Recognition Plan, which was completed on June 22, 2004 with the repurchase of these shares at an average price of $16.21 per share. On July 21, 2004, the Company announced its first general repurchase plan to purchase 390,701 shares, which was completed on October 15, 2004 with the repurchase of these shares at an average price of $17.04. During the year ended December 31, 2005, the Company completed three additional stock repurchase programs. As of December 31, 2005, the Company had repurchased a total of 2,077,493 of its shares at an average price of $17.06 per share, which represents 24.6% of the 8,442,840 shares that were issued when the Company went public in October 2003. At December 31, 2005, the Company had a remaining authorization of 34,097 shares under its fifth repurchase plan.

        The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended December 31, 2005.
			Total Number of Shares Purchased as Part of Publicly Announced Plans
				Maximum Number of Shares that May Yet Be Purchased Under the Plans

	Total Number of Shares Purchased
		Average Price Paid per Share

Period

October 1 - October 31	11,306	$15.23	11,306	113,933

November 1 - November 30	49,836	15.22	49,836	64,097

December 1 - December 31	30,000	15.34	30,000	34,097

Total	91,142	$15.26	91,142

        On February 21, 2006, the Company announced the completion of its fifth repurchase program of 321,000 of its shares at an average price of $16.23 per share. The Company announced its intention to purchase an additional


5% of its outstanding shares (307,000) on February 22, 2006. This sixth repurchase plan is expected to be completed within 12 months of the announcement date.

Equity Compensation Plan Information

        The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Selected Financial Data

        The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION	2005	2004	2003	2002	2001
DATA:	(In Thousands)

Total assets	$870,843	$751,776	$685,295	$499,457	$464,674
Investment securities	147,735	84,043	93,598	49,635	46,168
Mortgage-backed securities	77,974	106,933	100,330	52,362	73,209
Loans, net	574,297	493,738	439,320	360,336	315,197
Deposits	438,030	344,916	315,380	289,460	311,856
Borrowed funds	340,240	295,722	237,105	156,793	105,351
Total shareholders' equity	84,710	98,806	114,557	42,212	37,430

	Year Ended December 31,
OPERATING DATA:	2005	2004	2003	2002	2001
	(In Thousands)

Interest income	$43,149	$40,055	$38,092	$34,251	$33,611
Interest expense	18,737	11,775	11,167	11,983	16,221
Net interest income	24,412	28,280	26,925	22,268	17,390

Provision for loan losses	750	2,700	4,500	3,525	4,400

Net interest income after
provision for loan losses	23,662	25,580	22,425	18,743	12,990

Non-interest income	7,326	8,160	7,334	8,216	7,149
Non-interest expense	26,906	28,903	33,659	20,437	17,776

Income (loss) before provision for
federal income tax	4,082	4,837	(3,900)	6,522	2,363
Provision for federal income tax
expense (benefit) (1)	1,389	1,210	(1,353)	2,228	(1,352)

Net income (loss)	$ 2,693	$ 3,627	$(2,547)	$ 4,294	$ 3,715
_______________
(1)     During 2001, Rainier Pacific Bank recorded a deferred tax credit of $2.2 million, as a result of its conversion from a non-
          taxable entity to a taxable entity on January 1, 2001. The tax expense for 2001 on pre-tax income of $2.4 million was
          $808,000, which reduced the deferred tax credit to $1.4 million. See Note 9 of the Notes to Consolidated Financial
          Statements contained in Item 8 of this report.


	At December 31,
OTHER DATA:	2005	2004	2003	2002	2001

Number of:
Real estate and construction loans outstanding	1,232	1,197	1,440	1,129	1,095
Consumer loans outstanding	21,536	23,050	23,488	19,315	20,850
Commercial/business loans
outstanding	25	12	4	3	2
Deposit accounts	43,656	44,009	47,980	52,048	58,035
Full-service offices	13	12	11	11	10

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2005	2004	2003	2002	2001

Performance Ratios:
Return on assets (1)	0.34%	0.49%	(0.39)%	0.90%	0.87%
Return on equity (2)	3.04	3.33	(4.20)	10.77	10.43
Average equity-to-assets ratio (3)	11.23	14.82	9.33	8.36	8.35
Total equity-to-assets ratio (4)	9.73	13.14	16.72	8.45	8.06
Interest rate spread (5)	2.97	3.76	4.21	4.51	3.75
Net interest margin (6)	3.29	4.08	4.41	4.84	4.23
Average interest-earning assets to
average interest-bearing liabilities	112.60	118.92	111.07	112.43	112.23
Efficiency ratio (7)	84.78	79.32	98.24	67.04	72.44
Non-interest expenses as a
percent of average total assets	3.41	3.93	5.18	4.28	4.17

Capital Ratios:
Tier 1 leverage	9.93	13.02	16.01	8.44	8.25
Tier 1 risk-based	12.80	18.67	24.63	12.16	11.93
Total risk-based	14.05	19.93	25.89	13.42	13.18

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (8)	0.02	0.06	0.11	0.14	0.26
Non-performing assets as a
percent of total assets	0.02	0.05	0.13	0.18	0.20
Allowance for losses as a percent
of total loans (8)	1.47	1.79	1.84	1.66	1.48
Allowance for losses as a percent
of non-performing loans	7,541.23	2,964.03	1,734.11	1,200.00	575.67
Net charge-offs to average
outstanding loans	0.22	0.41	0.57	0.65	0.90
_______________________
(1)    Net income divided by average total assets.
(2)    Net income divided by average total equity.
(3)    Average equity divided by average total assets.
(4)    Total equity divided by total assets.

(footnotes continued on following page)


(5)    Difference between weighted average yield on interest-earning assets and weighted average rate on interest-
         bearing liabilities.
(6)    Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)    The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(8)    Total loans are net of deferred fees and costs.

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

General

        Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowed funds). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, and investment and insurance commissions. Our results of operations are also affected by our provisions for loan losses and non-interest expenses. Non-interest expenses consist primarily of compensation and benefits, occupancy, office operations and supplies, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

        As a financial service provider, we serve more than 22,000 households in our primary market area of Tacoma-Pierce County and the neighboring City of Federal Way in Washington State. We principally focus on growing and expanding customer relationships in this geographical market area and provide our services primarily through 13 full-service retail locations, 21 automated teller machines, and our call center. In addition, we offer customers 24-hour access through our internet banking services and automated voice response telephone banking system. Our strategy of delivering services through the combined availability of branches, the internet, and our call center provides customers with personalized options on how they want to access our services.


        Our traditional banking services consist of attracting retail checking, money market, and certificates of deposit from the general public and small businesses; which we invest primarily in commercial real estate loans, multi-family real estate loans, single-family real estate loans, a variety of consumer loans (e.g., credit cards, automobile), real estate construction loans, home equity loans, and commercial business loans. We are a member of the Federal Home Loan Bank of Seattle and use borrowed funds as a funding source to supplement customer deposits for funding loans and investments and to assist us in managing liquidity and our interest rate risk.

        In addition to traditional banking offerings, we also focus on building and deepening customer relationships by offering financial planning and investment services, as well as property and casualty insurance products to our customers and the local community. We provide financial planning and non-insured investment products and conduct business under the name of Rainier Pacific Financial Services. We offer property and casualty and life insurance products and conduct business under the name of Rainier Pacific Insurance Services.

        We plan to continue to growing our market share of local insured deposits and increasing our portfolio of commercial and multi-family real estate loans, construction loans, and commercial business loans over the next few years.

Operating Strategy

        Our mission is to build profitable relationships by providing valuable financial solutions for our customers. Service quality, broad product selection, and convenient access are all primary attributes of our brand and business strategy. We focus on providing exceptional service and quality products and services, as well as convenient access to generate a high level of customer satisfaction. We are committed to providing a network of branch offices and proprietary automated teller machines that enable our customers to access our services within 15 minutes from essentially anywhere in Pierce County and the City of Federal Way.

        Our operating strategy is focused on continuing to build the value of our Company by profitably offering a broad array of financial products and services to residents and businesses located in our primary geographical market area of operation. We plan to advance this by deepening existing retail customer relationships, by gaining an increased wallet share of their deposits, loans and investments, to increasing our commercial and multi-family real estate loans, construction loans, and small business loans that we believe offer the greatest potential for future profits, and focusing on the expansion and growth of products and services that offer the greatest potential for the generation of future recurring non-interest income, including property and casualty insurance services and growth of customer investment assets under administration. We will seek to maintain favorable asset quality by using relatively conservative underwriting standards, maintaining a low level of non-performing assets, and adequate loan loss reserves.

        We have established strategic objectives that guide our actions. Our primary strategic objectives are: (1) enhancing our prominence and deepening our markets' awareness of the Company as a community-based provider of quality financial products and services; (2) being a full-service financial solutions provider delivering a high degree of value to our customers; and (3) actively managing the Company to produce a financially stable organization that consistently grows its market value.

Critical Accounting Estimate

        Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, underwriting practices, collateral values and economic conditions. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.


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

        Our methodology for assessing the appropriateness of the allowance consists of three key elements: the formula, the specific, and the general elements.

        We review the consumer and residential loan portfolios as pools of loans since no single loan is individually significant. The formula element is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, regulatory and internal credit grading and classification systems, and changes in underwriting practices that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date.

        We determine the specific element through the evaluation of commercial real estate and commercial business loans for impairment on a pool basis and on an individual basis once a loan is deemed impaired. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated portion of the allowance for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

        The conditions evaluated in connection with the general element include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, estimation risk, and the duration of the current business cycle. The general element addresses risks in the portfolio that are not specifically associated with a pool or individual loan but exist due primarily to changes in economic conditions, rapid loan portfolio growth, weakness in specific loan markets, and the unseasoned nature of portions of the loan portfolio.

        Our asset liability management committee (primarily consisting of senior management) reviews and analyzes the loan portfolio, charge-offs, and allowance on a quarterly basis. Management then discusses the development and calculation of this critical accounting estimate with the loan and investment committee of our board of directors. During 2005, the majority of the audit committee members were also members of the loan and investment committee. The audit committee of our board of directors also reviews the company's disclosures including this critical accounting estimate.

        We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2005 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the growth, unseasoned loans, and the current economic environment. In 2005, the gross loan portfolio grew 16.0% to $583.9 million at December 31, 2005 from $503.0 million at December 31, 2004. The strong portfolio growth in the last few years has resulted in a relatively unseasoned loan portfolio which has the potential for increased loan losses. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At December 31, 2005, the multi-family and commercial real estate portfolios totaled $326.8 million up from $270.9 million, $182.0 million, and $135.2 million, for the years ended December 31, 2004, 2003, and 2002, respectively. In September 2002, the Bank started making one- to four-family real estate construction loans and as of December 31, 2005, real estate construction loans totaled $61.0 million, an increase of $44.8, or 376.9% from fiscal 2004. In the review, we determined that the allowance was adequate at 1.47% of total loans, or $8.6 million. The allowance was 1.79% of total loans or $9.0 million at December 31, 2004. The decrease in the allowance is primarily


a result of the changing composition of the loan portfolio (increased real estate secured loans and decreased consumer loans) with lower historical loss experience and improved credit quality.

        The Bank recorded net charge-offs of $1.1 million, $2.0 million, $2.3 million, $2.2 million and $2.6 million during the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. Consumer loans (including home equity) totaled $101.8 million or 17.4% of the loan portfolio at December 31, 2005. Consumer loans, including home equity loans, account for essentially all of the Bank's charge-offs.

        The provision for loan losses has fluctuated depending on the growth of the loan portfolio and the level of charge-offs, especially during weak economic times. The provision for loan losses was $750,000, $2.7 million, $4.5 million, $3.5 million and $4.4 million for the years ended 2005, 2004, 2003, 2002 and 2001 respectively. If management's estimate of the allowance deviated by plus or minus 20% then the $8.6 million allowance would either decrease to $6.9 million or increase to $10.3 million. The provision for loan losses would then subsequently decrease or increase by $1.7 million. Accordingly, net income would increase or decrease by $1.1 million after federal income taxes.

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


treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

        General. Total assets increased by $119.0 million, or 15.8%, to $870.8 million at December 31, 2005 from $751.8 million at December 31, 2004. This increase reflects growth in our net loan portfolio of $80.6 million to $574.3 million from $493.7 million, and an increase of $34.7 million in investment securities. To fund the increase in assets, Federal Home Loan Bank of Seattle advances increased $44.5 million to $340.2 million from $295.7 million, and deposits increased $93.1 million to $438.0 million from $344.9 million. Shareholders' equity decreased $14.1 million to $84.7 million from $98.8 million primarily as a result of repurchases of our common stock totaling $16.6 million in 2005.

        Assets. Our net loan portfolio increased $80.6 million or 16.3%, to $574.3 million at December 31, 2005 from $493.7 million at December 31, 2004. This increase was primarily attributable to increases in real estate secured loans. The largest contributors were real estate construction loans which increased $44.8 million, or 276.5% to $61.0 million from $16.2 million, multi-family real estate loans which increased $33.5 million, or 26.5%, to $159.7 million from $126.2 million, and non-residential commercial real estate loans which increased $22.4 million, or 15.5%, to $167.1 million from $144.7 million. Additional increases in the loan portfolio were generated in the commercial/business loan portfolio which increased $6.4 million, or 228.6%, to $9.2 million from $2.8 million. These increases in the portfolio were partially offset by declines in the consumer loan portfolio of $13.8 million, or 11.9%, to $101.8 million from $115.6 million, and one-to-four family residential loans which decreased $12.4 million, or 12.7%, to $85.1 million from $97.5 million, primarily as a result of loan sales.

        Our investment securities portfolio (including mortgage-backed securities) increased by $34.7 million, or 18.2%, to $225.7 million at December 31, 2005 from $191.0 million at December 31, 2004. Trust preferred securities increased $65.6 million, or 169.5% to $104.3 million from $38.7 million, while mortgage-backed securities declined $28.9 million, or 27.0% to $78.0 million from $106.9 million. All other securities, net, decreased $2.0 million.

        Deposits. Our deposits increased $93.1 million, or 27.0%, to $438.0 million at December 31, 2005 from $344.9 million at December 31, 2004. The growth resulted from increases in interest-bearing deposits of $91.7 million, or 29.1%, to $407.0 million, from $315.3 million, and non-interest bearing deposits of $1.4 million, or 4.7%, to $31.0 million, from $29.6 million from a year ago. Our deposit mix at the end of the year included 44.3% of lower-cost checking, savings, money market, and individual retirement accounts. Included in deposits are brokered certificates of deposit which increased by $42.2 million in 2005 to $52.2 million at December 31, 2005 and represented 11.9% of total deposits as of December 31, 2005.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $44.5 million, or 15.0%, to $340.2 million at December 31, 2005 from $295.7 million at December 31, 2004. We borrowed funds from the Federal Home Loan Bank of Seattle to increase interest-earning assets in connection with leveraging our capital to increase net interest income, to fund attractive loan and investment opportunities, and as a part of our interest rate risk management strategies.

        Capital. Total shareholders' equity decreased $14.1 million, or 14.3%, to $84.7 million at December 31, 2005 from $98.8 million at December 31, 2004. Our capital-to-assets ratio under generally accepted accounting principles was 9.73% at December 31, 2005 compared to 13.14% at December 31, 2004. The decrease in our capital and the capital-to-assets ratio was a result of the decline in shareholders' equity year over year, combined with our increase in total assets. The decline in equity was primarily the result of our repurchase of 973,613 of our outstanding common shares at an average price of $17.09 and a total cost of $16.6 million. In addition, we paid $1.7 million in cash dividends to our shareholders, totaling or $0.24 per share in 2005.


Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

        General. Our net income decreased $934,000, or 25.8%, to $2.7 million for the year ended December 31, 2005 compared to $3.6 million for the year ended December 31, 2004. The decrease in net income resulted primarily from a $3.9 million decrease in net interest income and an $834,000 decrease in non-interest income; partially offset by a $2.0 million decrease in the provision for loan losses, and a $2.0 million decrease in non-interest expense.

        Net Interest Income. Our total net interest income decreased $3.9 million, or 13.8%, to $24.4 million for the year ended December 31, 2005 from $28.3 million for the year ended December 31, 2004. The change in net interest income resulted from increased interest income of $3.1 million, or 7.7%, which was more than offset by an increase in interest expense of $7.0 million, or 59.3%. The increase in interest income was primarily attributable to a $46.3 million increase in the average balance of interest-earning assets, while the average balance of interest-bearing liabilities increase $73.9 million. Average interest-bearing liabilities increased $30.6 million more than interest-bearing assets primarily as a result of the stock repurchases that decreased average equity by $20.5 million and increased average non-interest-bearing assets by $7.2 million. Our interest rate spread decreased to 2.97% from 3.76%, or 79 basis points, for the year ended December 31, 2005 compared to December 31, 2004. The decrease in our interest rate spread was primarily a result of short-term interest rates rising substantially faster than intermediate- and long-term rates, thereby increasing our deposit and borrowing costs faster than the rate we earn on our investments and loans. Our cost of funds increased to 2.85% from 2.01%, or 84 basis points, for 2005 compared to 2004 while the yield on our interest-earning assets increased five basis point to 5.82% for 2005 compared to 5.77% for 2004.

        Interest Income. Our interest income increased $3.1 million, or 7.7%, to $43.2 million for the year ended December 31, 2005 from $40.1 million for the year ended December 31, 2004. Interest earned on loans for the years ended December 31, 2005 and 2004 was $35.0 million and $31.9 million, respectively. The average yield on total loans was 6.66% for the year ended December 31, 2005 compared to 6.73% for the same period in 2004, reflecting a continued shift in the loan portfolio from higher rate consumer loans to lower rate real estate loans and the lower interest rate environment. The average balance of total loans increased $52.3 million to $526.0 million for the year ended December 31, 2005 from $473.7 million for the year ended December 31, 2004.

        Interest income on investment securities (including mortgage-backed securities) increased $208,000, or 2.6%, to $8.0 million for the year ended December 31, 2005 from $7.8 million for the year ended December 31, 2004 as a result of a lower average balance with a higher yield. The average balance of investment securities for the years ended December 31, 2005 and 2004 was $199.6 million and $207.6 million, respectively. The average yield on investments increased to 4.01% compared to 3.76% for the years ended December 31, 2005 and 2004, respectively.

        Interest Expense. Our interest expense increased $7.0 million, or 59.3%, to $18.7 million for the year ended December 31, 2005 from $11.7 million for the year ended December 31, 2004. We attribute this increase primarily to higher costs and average balances of deposits and borrowed funds.

        Interest expense on deposits increased $3.6 million, or 92.3%, to $7.5 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004. The cost of deposits increased 87 basis points to 2.14% for the year ended December 31, 2005 from 1.27% for the year ended December 31, 2004. The increased cost of deposits was attributable to the growth of higher rate certificates of deposit accounts and the increased use of brokered certificates of deposit.

        Interest expense on borrowed funds increased $3.4 million, or 43.0%, to $11.3 million for the year ended December 31, 2005 from $7.9 million for the year ended December 31, 2004. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $308.9 million and $276.6 million for the years ended December 31, 2005 and 2004, respectively. Additionally, the cost of borrowed funds increased 81 basis points to 3.65% for the year ended December 31, 2005 from 2.84% for the year ended December 31, 2004. The higher level of borrowed funds in 2005 was used to partially fund the growth of the Company's interest-earning assets.


        Provision for Loan Losses. Our provision for loan losses decreased $2.0 million, or 74.1%, to $750,000 for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004. The allowance for loan losses as a percent of total loans decreased to 1.47% at December 31, 2005 from 1.79% at December 31, 2004. At December 31, 2005, the allowance for loan losses totaled $8.6 million as compared to $9.0 million at December 31, 2004. The provision was lower as a result of improved credit quality of the loan portfolio and was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address both the $80.2 million increase in total loans during the year ended December 31, 2005 and the inherent credit risk in the loan portfolio.

        Non-interest Income. Our non-interest income decreased $900,000, or 11.0%, to $7.3 million for the year ended December 31, 2005 from $8.2 million for the year ended December 31, 2004. The decrease is primarily a result of a decrease in gains on sales of premises and equipment of $664,000, deposit service fees of $419,000, and gains on sales of loans of $204,000. In December 2004, we sold our former administration building and recognized a non-recurring $873,000 gain. The decreases from 2004 were partially offset by an increase in other operating income of $468,000. The increase of $468,000 in other operating income was primarily due to our new administration building that has office and retail space leased to others, which coupled with rental income from other facilities, totaled $629,000 in 2005, compared to $146,000 in 2004. All other categories of non-interest income decreased by a net amount of $15,000.

        Non-interest Expense. Non-interest expense decreased $2.0 million, or 6.9%, to $26.9 million for the year ended December 31, 2005 from $28.9 million for the year ended December 31, 2004. This was primarily attributable to a $1.5 million decrease related to outside and professional services. Other changes include a $916,000 decrease in other operating expenses, as well as increases in occupancy and office operations of $429,000 and $372,000, respectively.

        Our outside and professional services decreased $1.5 million, or 51.7%, to $1.4 million for the year ended December 31, 2005 from $2.9 million for the year ended December 31, 2004 primarily related to lower costs associated with the substantial completion of our technology initiative in 2004.

        Other operating expenses decreased $916,000, or 30.1%, to $2.1 million for the year ended December 31, 2005 from $3.0 million for the year ended December 31, 2004. The decrease was primarily the result of two nonrecurring items in 2004 that totaled $376,000 (a misappropriation of funds by a former Bank employee, and write-offs from the Bank's technology conversion), and a decrease in miscellaneous operational losses of $237,000. Additionally, state examination fees decreased $84,000, and business and occupation ("B&O") taxes decreased $47,000 for year ended December 31, 2005 compared to year ended December 31, 2004.

        Occupancy expense increased $429,000, or 25.1%, primarily as a result of costs associated with occupying our downtown building for a full year which we relocated to in December 2004. The largest component of this was building and building improvement depreciation related primarily to tenant improvements which increased to $998,000 in the year ended December 31, 2005 compared with $464,000 in the year ended December 31, 2004.

        Office operations expense increased $372,000, or 7.3%, to $5.5 million for the year ended December 31, 2005 from $5.1 million for the year ended December 31, 2004 primarily related to depreciation expense associated with our information systems as a result of the implementation of our technology initiative.

        Provision for Federal Income Tax Expense. Our federal income tax expense increased $179,000, or 14.9%, to $1.4 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004, even though our income before provision for federal income tax decreased $755,000. In 2004, the Bank decreased its provision for federal income taxes by $400,000 for the year ended December 31, 2004 due primarily to non-recurring research and experimentation credits which the Bank qualified for as a result of its technology initiative.


Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

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

        Interest Income. Our interest income increased $2.0 million, or 5.2%, to $40.1 million for the year ended December 31, 2004 from $38.1 million for the year ended December 31, 2003. Interest earned on loans for the years ended December 31, 2004 and 2003 was $31.9 million and $30.5 million, respectively. The average yield on total loans was 6.73% for the year ended December 31, 2004 compared to 7.43% for the same period in 2003, reflecting lower market rates of interest in 2004. The average balance of total loans increased $63.7 million to $473.7 million for the year ended December 31, 2004 from $410.0 million for the year ended December 31, 2003.

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


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

        Other operating expense increased $1.1 million, or 56.8%, primarily as a result of increased operational losses of $566,000 due to non-recurring processing errors and write-offs from the Bank's new technology system and misappropriation of funds by a Bank employee. No officers or other employees were involved in the misappropriation. B&O taxes also increased $223,000 primarily as a result of an assessment for $157,000, representing taxes and penalties for the four years ended December 31, 2003.

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


	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$526,009	$35,022	6.66%	$473,718	$31,886	6.73%	$409,956	$30,465	7.43%
Mortgage-backed securities	92,619	3,564	3.85	110,423	4,180	3.79	83,316	3,594	4.31
Investment securities	107,010	4,451	4.16	97,205	3,627	4.73	87,138	3,326	3.82
Federal Home Loan Bank stock	13,624	54	0.40	12,582	354	2.81	9,472	521	5.50
Interest-bearing deposits in other banks	1,666	58	3.48	713	8	1.12	19,415	186	0.96
Total interest-earning assets	740,928	43,149	5.82	694,641	40,055	5.77	609,297	38,092	6.25

Non-interest-earning assets	47,769			40,571			40,757

Total assets	$788,697			$735,212			$650,054

Interest-bearing liabilities:
Savings accounts	$ 40,014	118	0.29	$ 44,688	159	0.36	$ 56,973	235	0.41
Interest-bearing checking accounts	19,557	164	0.84	15,862	35	0.22	46,162	151	0.33
Money market deposit accounts	91,720	1,497	1.63	90,570	961	1.06	91,145	732	0.80
Certificates of deposit	197,844	5,683	2.87	156,440	2,757	1.76	158,471	3,025	1.91
Total deposits	349,135	7,462	2.14	307,560	3,912	1.27	352,751	4,143	1.17

Federal Home Loan Bank advances (2)	308,891	11,275	3.65	276,585	7,863	2.84	195,519	7,024	3.63

Total interest-bearing liabilities	658,026	18,737	2.85	584,145	11,775	2.01	548,270	11,167	2.04

Non interest bearing liabilities:
Non-interest bearing checking	30,060			27,555			23,804
Other	12,042			14,432			17,348

Total non-interest-bearing liabilities	42,102			41,987			41,152

Total liabilities	700,128			626,132			589,422

Equity	88,569			109,080			60,632

Total liabilities and equity	$788,697			$735,212			$650,054

Net interest income		$24,412			$28,280			$26,925
Interest rate spread			2.97%			3.76%			4.21%
Net interest margin (3)		3.29%			4.08%			4.41%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	112.60%			118.92%			111.07%
                ___________________________
                (1)         Average total loans includes non-performing loans and is net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
                (2)         The 2005, 2004 and 2003 interest expense was reduced by a capitalized interest credit of $0, $211,000, and
                              $80,000 from the construction of our main office in downtown Tacoma.
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

	At December 31,	Year Ended December 31,
	2005	2005	2004	2003
Weighted average yield on:
Total loans (1)	6.62%	6.66%	6.73%	7.43%
Mortgage-backed securities	4.83	3.85	3.79	4.31
Investment securities	4.87	4.16	4.73	3.82
Federal Home Loan Bank stock	--	0.40	2.81	5.50
Interest-bearing deposits in other banks	3.90	3.48	1.12	0.96
Total interest-earning assets	6.02	5.82	5.77	6.25

Weighted average rate paid on:
Savings accounts	0.26	0.29	0.36	0.41
Interest-bearing checking accounts	1.40	0.84	0.22	0.33
Money market deposit accounts	2.18	1.63	1.06	0.80
Certificates of deposit	3.50	2.87	1.76	1.91
Total average deposits	2.75	2.14	1.27	1.17
Federal Home Loan Bank advances	3.78	3.65	2.84	3.63
Total interest-bearing liabilities	3.22	2.85	2.01	2.04

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	2.80%	2.97%	3.76%	4.21%

Net interest margin (2)	3.11%	3.29%	4.08%	4.41%
________________
(1)	Weighted average rate earned on loans does not include a yield adjustment for deferred loan fees/costs at December 31, 2005. Earnings from the amortization of net loan fees was included in the weighted average rate calculations for the years ended December 31, 2005, 2004 and 2003. Total loans used to calculate yield are net of deferred fees and costs.
(2)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to				Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to

			Rate/ Volume (1)				Rate/ Volume (1)
	Volume	Rate		Total	Volume	Rate		Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net (2)	$3,519	$ (332)	$ (51)	$ 3,136	$4,738	$(2,870)	$ (447)	$ 1,421
Mortgage-backed securities	(675)	66	(7)	(616)	1,169	(441)	(142)	586
Investment securities	366	418	40	824	386	(77)	(8)	301
Federal Home Loan Bank stock	29	(304)	(25)	(300)	171	(255)	(83)	(167)
Interest-bearing deposits in
other banks	11	17	22	50	(180)	31	(29)	(178)

Total net change in income on
interest-earning assets	$3,250	$ (135)	$ (21)	3,094	$6,284	$(3,612)	$ (709)	1,963

Interest-bearing liabilities:
Savings accounts	$ (17)	$ (27)	$ 3	(41)	$ (50)	$ (34)	$ 8	(76)
Interest-bearing checking
accounts	8	98	23	129	(100)	(50)	34	(116)
Money market deposit accounts	12	516	8	536	(6)	236	(1)	229
Certificates of deposit	729	1,736	461	2,926	(37)	(236)	5	(268)
Total deposits	732	2,323	495	3,550	(193)	(84)	46	(231)
Federal Home Loan Bank
advances	917	2,240	255	3,412	2,911	(1,465)	(607)	839

Total net change in expense on
interest-bearing liabilities	$1,649	$4,563	$ 750	6,962	$2,718	$(1,549)	$ (561)	608

Net increase (decrease) in net interest income				$(3,868)				$ 1,355
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

        The committee and asset liability management policy guide management in managing Rainier Pacific Bank's performance. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit.

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


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

        The following table illustrates the change in the Bank's net interest income at December 31, 2005 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

400	$18,517	$(5,971)	(24.38)%
300	20,134	(4,354)	(17.78)
200	21,700	(2,788)	(11.39)
100	23,176	(1,312)	(5.36)
0	24,488	--	--
(100)	23,675	(813)	(3.32)
(200)	21,977	(2,511)	(10.25)
(300)	19,544	(4,944)	(20.19)
(400)	16,600	(7,888)	(32.21)
___________
(1)   Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

        The following table illustrates the change in the net portfolio value at December 31, 2005 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets(5)
	(Dollars in Thousands)

400	$46,950	$(32,181)	(40.67)%	5.92%	(3.24)%	$793,182
300	56,172	(22,959)	(29.01)	6.93	(2.23)	810,821
200	64,321	(14,810)	(18.72)	7.76	(1.39)	828,373
100	72,431	(6,700)	(8.47)	8.56	(0.60)	846,383
0	79,131	--	--	9.16	--	864,222
(100)	77,403	1,728	(2.18)	8.83	(0.33)	876,702
(200)	65,921	(13,210)	(16.69)	7.44	(1.72)	886,066
(300)	52,261	(26,870)	(33.96)	5.86	(3.30)	892,156
(400)	49,597	(29,534)	(37.32)	5.53	(3.62)	896,526

(footnotes on following page)


____________
(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value ratio").
(4)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value assuming no change in interest rates.
(5)	Market value of assets is calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

        When interest rates decline by 100, 200, 300 or 400 basis points, our net interest income decreases because the rate we earn on our interest earning assets decrease faster than the rate we pay on our interest-bearing liabilities (primarily borrowed funds). Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge. Interest expense would not decrease proportional to the decline in interest income because of our intermediate and longer-term borrowings from the Federal Home Loan Bank of Seattle do not immediately reprice when interest rates decline. Furthermore, the rate we pay on the majority of our deposits and borrowed funds cannot decline 200, 300 or 400 basis points, in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structures and because most rates on these liabilities are below the 4% level.

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


withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in Item 8 of this report.

        Our primary sources of funds are from customer and brokered deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

        The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity. Our policy requires Rainier Pacific Bank to maintain adequate lines of credit in an amount equal to at least 10% of deposits. We can borrow for liquidity, loan and investment opportunities, and to manage our interest rate risk. Our policy requires Rainier Pacific Bank to maintain at least five percent of assets available in an unused line of credit and 20% of assets in the combination of an unused line of credit, interest-bearing deposits, available-for-sale investment securities, and readily saleable loans. At December 31, 2005, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50% of total assets, with an unused portion of the line of credit amounting to 10.8% of total Bank assets. This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At December 31, 2005, we were in compliance with our collateral requirements, and 6.3% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we had 28.6% of total assets available through the aggregate of unused lines of credit, interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes, which is above our internal requirement of 20%.

        At December 31, 2005, certificates of deposits amounted to $248.2 million, or 56.7% of total deposits, including $244.8 million that are scheduled to mature by December 31, 2006. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker. Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

        At December 31, 2005, we had $2.2 million of net unrealized losses on securities classified as available-for-sale, or 1.5% of the $146.4 million carrying value of the related securities. Movements in market interest rates will affect the unrealized gains and losses on these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

Capital Resources

        Consistent with our objective to operate a financially stable organization that consistently grows its market value, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. As of December 31, 2005, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all capital requirements. Total equity for the Bank was $81.1 million at December 31, 2005, or 9.34% of total assets on that date. The Bank's regulatory capital ratios at December 31, 2005 were as follows: Tier 1 capital leverage of 9.78%; Tier 1 capital risk-based capital of 12.58%; and total risk-based capital of 13.84%.


Contractual Obligations

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and contracts or lease agreements to build facilities or construct tenant improvements. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Company's long-term contractual obligations at December 31, 2005:

	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$244,836	$ 3,360	$ 53	$ --	$248,249
Long-term borrowings	39,682	36,576	38,095	225,887	340,240
Operating lease obligations	317	321	337	1,169	2,144
Total	$284,835	$40,257	$38,485	$227,056	$590,633

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

        Statement 123 (R) must be adopted no later than January 1, 2006, and we adopted the Statement on that date. The Company adopted Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

        As permitted by Statement 123, the Company accounted for share-based payments to employees during 2005, 2004, and 2003 using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options in 2005, 2004, and 2003. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on our results of operations. In 2006, the Company will begin recognizing compensation expense associated with its Stock Option Plan. The amount of compensation expense is estimated to be consistent with our pro forma disclosures in Note 1 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Management's Annual Report on Internal Control Over Financial Reporting	74
Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Financial Condition at December 31, 2005 and 2004	76
Consolidated Statements of Income For the Years Ended
December 31, 2005, 2004, and 2003	77
Consolidated Statements of Shareholders' Equity For the
Years Ended December 31, 2005, 2004 and 2003	78
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2005, 2004 and 2003	79
Notes to Consolidated Financial Statements	81

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

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

Respectfully submitted,

/s/ John A. Hall                                                                                      /s/ Joel G. Edwards
John A. Hall                                                                                            Joel G. Edwards
President and                                                                                         Vice President and
Chief Executive Officer                                                                         Chief Financial Officer
February 21, 2006                                                                                   February 21, 2006


Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Rainier Pacific Financial Group, Inc. and subsidiary (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 2005. We also have audited management's assessment included in the accompanying Management's Annual Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainier Pacific Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Rainier Pacific Financial Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Rainier Pacific Financial Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP
Everett, Washington
March 3, 2006


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)

ASSETS

At December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$ 9,955	$ 8,927
Interest-bearing deposits with banks	3,836	1,271
Securities available-for-sale	144,212	97,436
Securities held-to-maturity (fair value at December 31, 2005: $79,885; at December 31, 2004: $92,779)	81,497	93,540
Federal Home Loan Bank stock, at cost	13,712	13,374

Loans	582,894	502,719
Less allowance for loan losses	(8,597)	(8,981)
Loans, net	574,297	493,738

Premises and equipment, net	34,307	34,684
Accrued interest receivable	3,861	3,354
Other assets	5,166	5,452

TOTAL ASSETS	$ 870,843	$ 751,776

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non interest-bearing	$ 31,065	$ 29,654
Interest-bearing	406,965	315,262

TOTAL DEPOSITS	438,030	344,916

Borrowed funds	340,240	295,722
Corporate drafts payable	2,977	3,839
Accrued compensation and benefits	1,958	1,828
Other liabilities	2,928	6,665

TOTAL LIABILITIES	786,133	652,970

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,690,847 shares issued and 5,940,502 shares outstanding at December 31, 2005; 7,672,260 shares issued and 6,779,634 shares outstanding at December 31, 2004	49,598	64,672
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,261)	(5,940)
Accumulated other comprehensive loss, net of tax	(1,441)	(725)
Retained earnings	41,814	40,799

TOTAL SHAREHOLDERS' EQUITY	84,710	98,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 870,843	$ 751,776

See accompanying notes.                                                                           76


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (dollars in thousands except per share data)

	Years Ended December 31,
	2005	2004	2003
INTEREST INCOME
Loans	$ 35,022	$ 31,886	$ 30,465
Securities available-for-sale	4,816	4,054	3,300
Securities held-to-maturity	3,199	3,753	3,621
Interest-bearing deposits	58	8	186
FHLB stock dividends	54	354	520
Total interest income	43,149	40,055	38,092
INTEREST EXPENSE
Deposits	7,462	3,912	4,143
Borrowed funds	11,275	7,863	7,024
Total interest expense	18,737	11,775	11,167
Net interest income	24,412	28,280	26,925
PROVISION FOR LOAN LOSSES	750	2,700	4,500
Net interest income after provision for loan losses	23,662	25,580	22,425
NON-INTEREST INCOME
Deposit service fees	3,709	4,128	3,449
Loan service fees	1,008	836	926
Insurance service fees	597	619	624
Investment service fees	509	499	542
Gain (loss) on sale of securities, net	(2)	173	130
Gain on sale of loans, net	494	698	1,191
Gain on sale of premises and equipment, net	349	1,013	191
Other operating income	662	194	281
Total non-interest income	7,326	8,160	7,334
NON-INTEREST EXPENSE
Compensation and benefits	14,276	14,501	13,581
Office operations	5,464	5,092	3,606
Occupancy	2,140	1,711	1,385
Loan servicing	510	464	291
Outside and professional services	1,360	2,890	5,366
Marketing	1,032	1,205	1,143
Charitable contribution to foundation	-	-	6,348
Other operating expenses	2,124	3,040	1,939
Total non-interest expense	26,906	28,903	33,659
INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX	4,082	4,837	(3,900)
PROVISION FOR FEDERAL INCOME TAX EXPENSE (BENEFIT)	1,389	1,210	(1,353)
NET INCOME (LOSS)	$ 2,693	$ 3,627	$ (2,547)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$ 0.44	$ 0.49	$ (0.33)
Diluted	$ 0.43	$ 0.48	$ (0.33)
Weighted average shares outstanding - Basic	6,164,771	7,436,341	7,774,203
Weighted average shares outstanding - Diluted	6,202,420	7,492,929	7,774,203

77                                                                           See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income/(Loss)	Total
Balance, December 31, 2002	-	-	-	41,384	828	42,212

Common stock issued	8,442,840	82,517				82,517
Unearned ESOP shares issued			(6,754)			(6,754)
Earned ESOP shares released			136			136
ESOP activity - Change in value of shares committed to be released		53				53
Comprehensive loss:
Net loss				(2,547)		(2,547)
Other comprehensive loss:
Change in unrealized gain on securities, net of tax benefit of $547					(1,060)	(1,060)
Total comprehensive loss						(3,607)
Balance, December 31, 2003	8,442,840	$82,570	$(6,618)	$38,837	$(232)	$114,557

Common stock repurchased	(1,103,880)	(18,858)				(18,858)
Common stock issued for MRP	336,800
MRP forfeitures	(3,500)
Earned ESOP shares released			678			678
ESOP activity - Change in value of shares committed to be released		399				399
Dividends paid				(1,665)		(1,665)
Amortization of compensation related to MRP		561				561
Comprehensive income:
Net income				3,627		3,627
Other comprehensive loss:
Change in unrealized loss on securities, net of tax benefit of $254					(493)	(493)
Total comprehensive income						3,134
Balance, December 31, 2004	7,672,260	$64,672	$(5,940)	$40,799	$(725)	$98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
MRP forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		479				479
Dividends paid				(1,678)		(1,678)
Amortization of compensation related to MRP		1,083				1,083
Comprehensive income:
Net income				2,693		2,693
Other comprehensive loss:
Change in unrealized loss on securities, net of tax benefit of $369					(716)	(716)
Total comprehensive income						1,977
Balance, December 31, 2005	6,690,847	$49,598	$(5,261)	$41,814	$(1,441)	$84,710

See accompanying notes.                                                                              78


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,693	$ 3,627	$ (2,547)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	3,653	3,030	1,534
Provision for loan losses	750	2,700	4,500
Federal Home Loan Bank stock dividends	(54)	(354)	(520)
Deferred income tax (benefit)	(174)	439	(2,224)
Loss/(gain) on sale of securities, net	2	(173)	(130)
Gain on sale of premises and equipment, net	(349)	(1,013)	(191)
Gain on sale of loans, net	(494)	(698)	(1,191)
Common stock contributed to charitable foundation	-	-	5,078
Accrued compensation for restricted stock awards	1,083	561	-
Amortization (accretion) of premium and discount on securities, net	981	1,313	1,883
Change in operating assets and liabilities, net:
Accrued interest receivable	(507)	205	(912)
Other assets	796	240	1,688
Corporate drafts payable	(862)	(5,226)	6,228
Other liabilities	(3,574)	216	1,180
Net cash provided from operating activities	3,944	4,867	14,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Sales	11,155	42,556	39,368
Maturities, prepayments, and calls	11,495	9,707	8,238
Purchases	(71,130)	(71,370)	(77,493)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	11,679	20,175	55,195
Purchases	-	-	(120,598)
Purchases of Federal Home Loan Bank stock	(284)	(1,577)	(2,917)
Increase in loans, net	(115,032)	(108,713)	(122,644)
Proceeds from sales of loans	34,217	52,293	40,351
Purchases of premises and equipment	(3,516)	(16,484)	(9,558)
Proceeds from sales of premises and equipment	589	-	-
Decrease/(increase) in interest-bearing deposits with banks	(2,565)	(1,156)	(66)
Net cash used in investing activities	(123,392)	(74,569)	(190,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock offering	-	-	77,439
Net increase in deposits	93,114	29,536	25,920
Advances on borrowed funds	2,143,289	1,549,963	455,902
Repayments of borrowed funds	(2,098,771)	(1,491,346)	(375,590)
Loan to ESOP	-	-	(6,754)
ESOP shares earned	679	678	136
Change in value of ESOP shares	479	399	53
Dividends paid	(1,678)	(1,665)	-
Common stock repurchased	(16,636)	(18,858)	-
Net cash provided from financing activities	120,476	68,707	177,106
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,028	(995)	1,358

CASH AND CASH EQUIVALENTS (at beginning of year )	8,927	9,922	8,564
CASH AND CASH EQUIVALENTS (at end of year)	$ 9,955	$ 8,927	$ 9,922

79                                                                      See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Years Ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$ 18,309	$ 12,199	$ 11,277

Income taxes	$ 1,360	$ 1,110	$ 2,343

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Unrealized losses on securities available-for sale	$ (1,085)	$ (747)	$ (1,607)

See accompanying notes.                                                                           80

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

The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 13 banking offices located in Pierce and South King Counties, Washington. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

Principles of consolidation and basis of presentation - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices followed by the financial services industry.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax assets, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for significant properties.

Cash and cash equivalents - Cash and cash equivalents consist of vault and automated teller machine cash and non-interest bearing deposits in depository institutions, including the Federal Reserve and the Federal Home Loan Bank. Cash and cash equivalents have a maturity of three months or less. Cash and cash equivalents also include $1,224,000 and $1,057,000 of cash that is restricted due to a contractual relationship with the Bank's credit card transaction processing vendor as of December 31, 2005 and 2004, respectively.

Interest-bearing deposits with banks - Interest-bearing deposits with banks include interest-bearing deposits at various financial institutions, including the Federal Home Loan Bank. At times throughout the year, the Bank has balances that exceed FDIC insured limits.

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

Securities held-to-maturity - Securities for which the Bank has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premiums or discounts are recognized in interest income using the interest method. Impairment for securities held-to-maturity and the accounting treatment of securities which are deemed to be other-than-temporary follows the same methodology as impaired securities available-for-sale.

Federal Home Loan Bank of Seattle ("FHLB") stock - As a member of the FHLB, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances (i.e. borrowed funds) and requirements of the FHLB's Mortgage Purchase Program. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is restricted as to purchase, sale, and redemption.

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, under the aggregate method. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held no loans classified as held for sale at December 31, 2005 or 2004.

Loans and allowance for loan losses - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their unpaid outstanding principal balance, are adjusted for net charge-offs, the allowance for loan losses, unearned discounts and non-refundable fees and related direct loan origination costs. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized as an adjustment to the yield of the related loan.

Interest on loans is recognized over the term of the loans and is calculated using the simple-interest method on principal amounts outstanding. Accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes past due 90 days as to either principal or interest. When the accrual of interest is discontinued, all accrued interest is reversed against current income. Interest income is recognized when the borrower makes subsequent payments. The accrual of interest is resumed when, in management's opinion, the collectibility of principal and interest is no longer in doubt.

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

The allowance for loan losses is evaluated on a regular basis by management. The Bank's methodology for assessing the appropriateness of the allowance consists of three elements: a formula element, a specific element, and the general element. The formula element is calculated by applying a loss percentage to the various loan pools based on historical information such as past due ratios and loss experience. These historical loss percentages may be adjusted for events deemed significant by management as of the evaluation date. The specific element is determined based upon estimated probable losses on specific loans in the portfolio. The general element is established to ensure the adequacy of the allowance in situations where management believes that estimation risk exists or when there are other risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific elements of the allowance.

These evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available. Additionally, state and federal regulators, upon examination, may require the Bank to make additional provisions or adjustments to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and equipment - Land is stated at cost. Land improvements, buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 - 40 years
Furniture, fixtures and equipment	3 - 12 years

Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains and losses on dispositions of premises and equipment are reflected in current operations. Expenditures for major improvements are capitalized and ordinary maintenance and repairs are charged to operations, as incurred.

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

Collateral in liquidation and other real estate owned - Collateral in liquidation and other real estate owned (obtained through repossession or foreclosure) is recorded at the lower of its acquisition cost or its net realizable value. The Bank held $27,000 and $54,000 of such assets at December 31, 2005 and 2004, respectively, which are included in other assets.

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

Mortgage loans serviced for others include whole loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal Home Loan Bank ("FHLB"), and the Federal National Mortgage Association ("FNMA"). Loans being serviced for FHLMC, FHLB and FNMA totaled $106,723,000, $99,416,000 and $76,904,000 at December 31, 2005, 2004, and 2003, respectively.

Income taxes - The Company and the Bank file a consolidated tax return. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangible assets - In December 2000, the Bank, through a previous wholly-owned subsidiary, acquired the rights to customers and policies of a local insurance agency for $350,000. The purchase amount was accounted for as an intangible asset and is included in other assets in the statement of financial condition. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, intangible assets are amortized under the straight-line method using an estimated life of 10 years. Intangible assets are periodically evaluated for impairment. The balance of the intangible asset was $175,000 and $210,000 as of December 31, 2005 and 2004, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
                (continued)

On January 3, 2006, the Bank acquired the rights to customers and policies of two separate local insurance agencies for $3,500,000. The two agencies will initially be operated by the Bank under their existing names, Christopherson-Boze Insurance Services, Inc. and the Holman Insurance Agency, Inc. and will eventually be operated under the Rainier Pacific Insurance Services name. The rights to customers and policies will be accounted for as intangible assets in accordance with SFAS No. 142. The $3.5 million intangible asset created by this purchase will be recorded in "Other Assets", and will be amortized over a 15-year period. In 2006, we will recognize amortization expense for this purchase in the amount of $233,000.

Marketing - The Bank expenses marketing costs as they are incurred. Marketing expense was $1,032,000, $1,205,000, and $1,143,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Comprehensive income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Consolidated Statements of Shareholders' Equity.

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,

	2005	2004	2003
Unrealized holding gain (loss) on available-for-sale securities	$(1,087)	$(574)	$(1,477)
Reclassification adjustment for losses (gains) realized in income	2	(173)	(130)

Net unrealized gains	(1,085)	(747)	(1,607)
Tax effect	369	254	547

Net-of-tax amount	$(716)	$(493)	$(1,060)

Segment reporting - The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the Puget Sound geographical region of Washington State. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. The Company is considered a single operating segment for financial reporting purposes.

Employee stock ownership plan - The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). Under Statement of Position ("SOP") No. 93-6, Employers' Accounting for Employer Stock Ownership Plans, as shares are committed to be released compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are recorded as a reduction of debt and accrued interest. At December 31, 2005, there were 526,056 unallocated shares in the plan (Note 11). Shares released on December 31, 2005 totaled 67,896 and were credited to plan participants' accounts in February 2006.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
                (continued)

Stock-Based Compensation - The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock - Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (dollars in thousands, except per share data):

	2005	2004	2003
Pro forma disclosure:
Net income, as reported	$ 2,693	$ 3,627	nm(1)
Compensation expense, net of tax	(561)	(418)	nm(1)
Pro forma net income	$ 2,132	$ 3,209	nm(1)

Basic earnings per share:
As reported	$0.44	$0.49	nm(1)
Pro forma	$0.35	$0.43	nm(1)

Diluted earnings per share:
As reported	$0.43	$0.48	nm(1)
Pro forma	$0.34	$0.43	nm(1)

(1) The Stock Option Plan was approved and implemented in 2004; therefore the pro forma disclosure is not meaningful for 2003.

The fair value of options granted were estimated on the date of grants (June 7, 2004 and August 17, 2005) using a binomial option-pricing model with the following assumptions for the years ended December 31:

	2005	2004	2003
Option exercise price	$16.72	$16.26	nm(1)
Stock price on grant date	$16.72	$16.26	nm(1)
Annual dividend yield	1.40%	2.00%	nm(1)
Expected volatility	19.63%	21.95%	nm(1)
Risk-free interest rate	3.99%	4.39%	nm(1)
Employee attrition rate	5.00%	3.00%	nm(1)
Vesting period	5 years	5 years	nm(1)
Expected life	6 years	7 years	nm(1)

(1) The Stock Option Plan was approved and implemented in 2004; therefore the pro forma disclosure is not meaningful for prior periods.

Earnings per share ("EPS") data - The Company displays basic and diluted EPS in the Consolidated Statements of Income. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income or loss by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the 2004 Stock Option Plan and


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
               (continued)

the 2004 Management Recognition Plan ("MRP") approved by the shareholders in April 2004. Unallocated shares relating to the ESOP are deducted in the calculation of weighted average shares outstanding.

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

The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for Statement 123 (R). Based on this announcement, Statement 123 (R) must be adopted no later than January 1, 2006 and the Company adopted the Statement on that date. The Company adopted Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

As permitted by Statement 123, the Company accounted for share-based payments to employees in 2003, 2004, and 2005 using the intrinsic value method as detailed in APB Opinion No. 25 and, as such, did not recognize any compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have an impact on the Company's results of operations. In 2006, the Company will recognize compensation expense associated with its stock option plan. The amount of compensation expense is estimated to be consistent with our pro forma disclosure in Note 1 - Stock-Based Compensation.

Significant Group Concentrations of Credit Risk - The Bank accepts deposits and grants credit primarily within its local service area - Pierce County and South King County, Washington. The Bank has a diversified loan portfolio and grants consumer, single-family residential, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real-estate related. The ability of the Bank's debtors to honor their contracts is dependant upon the real estate and general economic conditions in the area.

Reclassifications - Certain amounts in the prior years have been reclassified to conform to the 2005 presentation.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault or on deposit with the Federal Reserve Bank. The minimum reserve balance as of December 31, 2005 and 2004 was approximately $2,243,000 and $1,144,000, respectively. Cash and cash equivalents also includes $1,224,000 and $1,057,000 of cash that is restricted due to a vendor contractual relationship as of December 31, 2005 and 2004, respectively.

Note 3 - Securities

The following summarizes the amortized cost, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):

		Gross	Gross Unrealized Losses
Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Less Than 12 months	Greater than 12 Months	Fair Value
2005
Corporate securities	$ 5,404	$ -	$ -	$ 246	$ 5,158
U.S. Government agencies	5,750	-	-	255	5,495
Mortgage-backed securities	30,188	11	-	946	29,253
Trust preferred securities	105,047	41	293	489	104,306
	$ 146,389	$ 52	$ 293	$ 1,936	$ 144,212
2004
Corporate securities	$ 7,139	$ 45	$ -	$ 167	$ 7,017
U.S. Government agencies	5,750	-	-	147	5,603
Mortgage-backed securities	46,671	115	382	239	46,165
Trust preferred securities	38,967	33	163	186	38,651
	$ 98,527	$ 193	$ 545	$ 739	$ 97,436

Securities Held-to-Maturity

2005
U.S. Government agencies	$ 20,000	$ -	$ -	$ 262	$ 19,738
Mortgage-backed securities	48,721	128	-	1,323	47,526
Municipal obligations	12,776	36	1	190	12,621
	$ 81,497	$ 164	$ 1	$ 1,775	$ 79,885

2004
U.S. Government agencies	$ 20,000	$ -	$ -	$ 319	$ 19,681
Mortgage-backed securities	60,768	426	-	682	60,512
Municipal obligations	12,772	24	46	164	12,586
	$ 93,540	$ 450	$ 46	$ 1,165	$ 92,779

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific events. There were 64 and 46 investment securities with unrealized losses at December 31, 2005 and 2004, respectively. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Management periodically evaluates each


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities (continued)

available-for-sale or held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

At December 31, 2005, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 2.97%, 2.24%, 4.40%, 4.06% and 5.07%, respectively. At December 31, 2004, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 3.73%, 2.24%, 3.61%, 4.06% and 4.90%, respectively.

The amortized cost and the fair value of investment securities at December 31, 2005, by contractual maturity, are shown below (dollars in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
In one year or less	$ 20,000	$ 19,738	$ -	$ -
After one year through five years	995	991	11,154	10,653
After five years through ten years	1,534	1,564	-	-
After ten years	10,247	10,066	105,047	104,306
Mortgage-backed securities	48,721	47,526	30,188	29,253
	$ 81,497	$ 79,885	$ 146,389	$ 144,212

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

Securities valued at $100,592,000 and $1,351,000 were pledged to the FHLB and the Public Deposits Protection Commission as of December 31, 2005, respectively. Securities valued at $130,174,000 and $1,787,000 were pledged to the FHLB and the Public Deposit Protection Commission as of December 31, 2004, respectively.

Gross gains from the sales of available-for-sale investment securities were $54,000, $389,000 and $200,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Bank incurred gross losses of $56,000, $216,000, and $70,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

The major classifications of loans are summarized as follows at December 31 (dollars in thousands):

	2005	2004
Real estate:
One-to-four family residential	$ 85,143	$ 97,455
Five or more family residential	159,690	126,199
Commercial	167,068	144,717
	411,901	368,371
Real estate construction:
One-to-four family residential	53,304	15,583
Five or more family residential	4,864	-
Commercial	2,798	600
	60,966	16,183
Consumer:
Automobile	38,788	52,567
Home equity loans	31,836	28,775
Credit cards	22,026	22,447
Other	9,190	11,802
	101,840	115,591

Commercial/business	9,240	2,828

Subtotal	583,947	502,973

Less deferred loan fees, net	(1,053)	(254)
Less allowance for loan losses	(8,597)	(8,981)

Loans, net	$ 574,297	$ 493,738
Sold loans, serviced for others	$ 106,723	$ 99,416

There were $114,000 and $303,000 of impaired loans at December 31, 2005 and 2004, respectively. The Bank does not accrue interest on loans past due 90 days or more, and discontinued accruing interest on these impaired loans. There were no specific allowances for impaired loans at December 31, 2005 and 2004. The average balance of impaired loans was approximately $151,000, $479,000 and $632,000 during the years ended December 31, 2005, 2004, and 2003, respectively. There was no interest income recognized on impaired loans. If interest on these loans had been accrued, such interest income would have been approximately $13,000, $39,000 and $44,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans were classified as impaired and there were no troubled debt restructurings.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable (continued)

The following table sets forth the contractual maturities of the Bank's loan portfolio at December 31, 2005 (dollars in thousands):

	Within One Year	One Year to Five Years	After Five Years	Total
Real Estate
One-to-four-family residential	$ 4,698	$ 25,400	$ 55,045	$ 85,143
Five or more family residential	--	3,954	155,736	159,690
Commercial	4,007	8,592	154,469	167,068

	8,705	37,946	365,250	411,901
Real estate construction
One-to-four family residential	50,503	1,103	1,698	53,304
Five or more family residential	4,864	-	-	4,864
Commercial	-	2,798	-	2,798

	55,367	3,901	1,698	60,966

Consumer
Automobile	9,073	27,125	2,590	38,788
Home equity	13,625	8,819	9,392	31,836
Credit cards	22,026	-	-	22,026
Other	6,307	2,446	437	9,190

	51,031	38,390	12,419	101,840

Commercial/business	7,555	1,546	139	9,240

Total Loans	$ 122,658	$ 81,783	$ 379,506	$ 583,947

	Within One Year	One Year to Five Years	After Five Years	Total
Fixed rates	$ 17,420	$ 69,263	$ 172,029	$ 258,712
Variable rates	105,238	12,520	207,477	325,235
	$ 122,658	$ 81,783	$ 379,506	$ 583,947

A summary of the changes in the allowance for loan losses is summarized as follows for the years ended December 31 (dollars in thousands):

	2005	2004	2003
Balance at beginning of year	$ 8,981	$ 8,237	$ 6,084
Provision charged to operations	750	2,700	4,500
Loans charged off	(1,563)	(2,325)	(2,535)
Recoveries	429	369	188
Balance at end of year	$ 8,597	$ 8,981	$ 8,237


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):

	2005	2004
Land and land improvements	$ 5,399	$ 5,483
Buildings and building improvements	28,087	25,490
Furniture and equipment	15,842	15,542
Construction in progress	117	148
	49,445	46,663
Accumulated depreciation	(15,138)	(11,979)
Premises and equipment, net	$ 34,307	$ 34,684

Depreciation expense on premises and equipment totaled $3,653,000, $3,030,000 and $1,534,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank sold its administrative office building in the city of Fife, Washington in January 1999 by entering into a sale and leaseback transaction whereby the Bank was leasing back a portion of the building over a seven-year term with a five-year option to renew. This lease was treated as an operating lease. In addition, the Bank provided financing to the purchasers of the administrative office building in the original amount of $6,150,000, at 7% interest, payable in monthly installments of $40,916, including interest, maturing in February 2009. The Bank modified its financing arrangement with the purchasers as of December 1, 2003 by changing the interest rate to 6%, monthly payments to $34,793 and the maturity date to December 1, 2013. This loan was paid off in 2005.

The gain created by the sale of the administrative office building amounted to $3,122,000, of which $1,118,000 was recognized upon sale in January 1999, and $2,004,000 was deferred and amortized using the straight-line method over the term of the financing. Due to the financing modification in December 2003, the amortization period of the gain was extended to December 2013. During the year ended December 31, 2004, $146,000 of the deferred gain was amortized into income and the amount of deferred gain amortized for the year ended December 31, 2003, of $200,000 was included in "Gain on sale of premises and equipment, net."

In December 2004, the Bank terminated the lease associated with the leaseback of its former administrative office building and moved to its newly constructed corporate office building in downtown Tacoma. Upon termination of the lease, the remainder of the deferred gain in the amount of $873,000 was recognized as income and was included in "Gain on sale of premises and equipment, net." Additionally, a lease termination fee of $125,000 was incurred and included in "Occupancy."

The Bank purchased approximately 32,000 square feet of property in downtown Tacoma, Washington in two phases in 1999 and 2002 to construct a mixed-use office/retail building. The building construction was substantially completed in December 2004 and the Company and Bank relocated its corporate and administrative offices from the administrative office building in Fife to the approximately 60,000 square foot newly constructed facility in downtown Tacoma effective December 6, 2004. The Bank occupies approximately 60% of the space and the remaining 40% is occupied by tenants.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Mortgage Servicing Rights

The balance of capitalized mortgage servicing rights is carried among "Other assets". The following summarizes mortgage servicing rights activity for the years ended December 31 (dollars in thousands):

	2005	2004	2003
Beginning balance	$ 295	$ 141	$ 196
Mortgage servicing rights capitalized	146	192	48
Mortgage servicing rights amortized	(70)	(38)	(103)

Ending balance	$ 371	$ 295	$ 141

The Bank sells real estate loans to the FHLMC, FNMA, and used to sell loans to FHLB, while retaining the servicing rights to those loans. The fair value of mortgage servicing rights is determined by the use of a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, a discount rate, and anticipated prepayment speeds. The Bank assesses the impairment of the mortgage servicing rights based on the recalculation of the current market price of mortgage servicing rights, discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. Currently, the pools are combined as they all have similar interest rates, terms and risk characteristics. In the opinion of management, there is not currently a need for an impairment valuation allowance, as the fair value of these mortgage serving rights approximates the carrying value.

Note 7 - Deposits

Interest-bearing customer deposits at December 31 are summarized as follows (dollars in thousands):

	Weighted Average Interest Rate	2005	Weighted Average Interest Rate	2004

Interest-bearing checking	1.40%	$33,476	0.20%	$17,603
Savings	0.26%	36,781	0.37%	41,724
Money market accounts	2.18%	88,459	0.93%	103,018

		158,716		162,345

Certificates of deposit, including
IRA certificates:	0.00 to 0.99%	289	0.00 to 0.99%	9,211
	1.00 to 1.99%	5,884	1.00 to 1.99%	68,573
	2.00 to 2.99%	44,240	2.00 to 2.99%	72,411
	3.00 to 3.99%	161,160	3.00 to 3.99%	2,121
	4.00 to 4.99%	36,676	4.00 to 4.99%	100
	5.00 to 5.99%	-	5.00 to 5.99%	501
		248,249		152,917

Total interest-bearing deposits		$406,965		$315,262


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits (Continued)

A summary of certificates of deposit, by year of maturity, at December 31 is as follows (dollars in thousands):

Years ending December 31:	2005

2006	$ 244,836
2007	3,304
2008	56
2009	18
2010	35
Thereafter	-

$ 248,249

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):

	2005	2004	2003

Checking	$ 164	$ 35	$ 151
Savings	109	145	225
Money market	1,497	962	725
IRA savings	9	11	17
Certificates of deposit	5,683	2,759	3,025

	$ 7,462	$ 3,912	$ 4,143

The aggregate amount of time deposits in denominations of $100,000 or more was $112,783,000 and $43,616,000 at December 31, 2005 and 2004, respectively. The uninsured portion of all deposits totaled $56,870,000 and $59,963,000 at December 31, 2005 and 2004, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowed Funds

At December 31, 2005, the Bank had credit facilities available from the FHLB of $435,422,000. The Bank had borrowed funds from the FHLB at December 31, 2005 and 2004 of $340,240,000 and $295,722,000, respectively. The borrowings are subject to an existing Advances, Security and Deposit Agreement. Under the agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral.

The Bank's borrowings consisted of the following during the years ended December 31 (dollars in thousands):

	2005	2004
FHLB Advances:
Maximum outstanding at any month-end	$ 355,919	$ 302,529
Average outstanding	$ 308,891	$ 280,546

Weighted average interest rates:
Annual	3.65%	2.84%
End of year	3.78%	3.22%

The contractual maturities of borrowed funds at December 31, 2005 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Amount

2006	4.42%	$ 39,682
2007	4.68%	1,384
2008	3.65%	35,192
2009	3.44%	29,880
2010	4.76%	8,215
2011 and thereafter	3.69%	225,887

		$ 340,240

Expected maturities may differ from contractual maturities due to put provisions on $256,886,000 of the amount outstanding. Capitalized interest amounted to $211,000 and $80,000 and correspondingly reduced interest expense on borrowed funds for the years ended December 31, 2004 and 2003, respectively. There was no capitalized interest in 2005.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax

The components of the federal income tax expense (benefit) for the years ended December 31 are as follows (dollars in thousands):

	2005	2004	2003

Current	$ 1,563	$ 771	$ 871
Deferred	(174)	439	(2,224)

	$ 1,389	$ 1,210	$ (1,353)

A reconciliation of the tax expense (benefit) based on statutory corporate tax rates on pre-tax income and the "Provision for federal income tax expense (benefit)" shown in the accompanying Consolidated Statements of Income for the years ended December 31, is as follows (dollars in thousands):

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate

Federal income taxes at statutory rates	$ 1,388	34.0%	$ 1,645	34.0%	$ (1,326)	34.0%
Other, net	1	0.0%	(435)	(9.0%)	(27)	0.0%

	$ 1,389	34.0%	$ 1,210	25.0%	$ (1,353)	34.0%

The following tables show the nature and components of the Bank's net deferred tax assets, recorded among "other assets" established at an estimated tax rate of 34% at December 31 (dollars in thousands):

	2005	2004
Deferred tax assets:
Charitable contribution	$ 1,725	$ 1,898
Allowance for loan losses	2,502	2,317
Accumulated depreciation	136	(85)
Unrealized loss on securities	742	373
Other	271	312
Total deferred tax assets	5,376	4,815
Deferred tax liabilities:
FHLB stock dividends	(858)	(839)
Total deferred tax liabilities	(858)	(839)

Net deferred tax asset	$ 4,518	$ 3,976

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax (continued)

Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed. In order to fully realize the net deferred tax asset, however, the Bank will need to generate future taxable income. Management expects that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance as to such levels of taxable income generated. As of December 31, 2005, the deferred tax relating to the charitable contribution was $1.7 million, of which $1.3 million and $432,000 are set to expire in 2008 and 2009, respectively.

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements at December 31 as follows (dollars in thousands):

	2005	2004

First mortgage loans	$ 495	$ 1,541
Home equity lines of credit	11,768	10,977
Personal lines of credit	4,981	5,193
Credit cards	64,724	70,874
Commercial lines of credit	6,289	989
Construction loans	49,413	32,048

	$ 137,670	$ 121,622

The Bank does not anticipate any material losses as a result of the commitments.

Loans sold to the FHLB - The Bank used to sell mortgage loans to the FHLB and retained the servicing of all loans sold. Loans sold to the FHLB required a loan reserve account of 40 to 50 basis points to be established to offset any future charge-offs if they occur. There is no additional recourse on loans sold to the FHLB other than the reserve account. As of December 31, 2005 and 2004, the reserve account totaled $98,000 and $79,000 respectively, and no portion of the loan reserve account was used to offset loan losses or was repaid to the Bank based upon satisfactory loan repayment.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Lease commitments (as lessee) - Rent expense under operating leases for branch premises for the year ended December 31, 2005 totaled $214,000. Rent expense under operating leases for administrative office space and branch premises for the years ended December 31, 2004 and 2003 totaled $709,000 (which included a $125,000 lease termination fee incurred upon vacating the former administrative office building in December 2004), and $489,000, respectively.

As of December 31, 2005, the future minimum rent payments under the terms of the leases for branch premises are as follows for future years ending December 31 (dollars in thousands):

2006	$ 317
2007	157
2008	164
2009	168
2010	169
2011 and thereafter	1,169

$ 2,144

Lease commitments (as lessor) - During the year ended December 31, 2005, the Bank leased office and retail space to others under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contained escalation clauses providing for increased rents and excess operating expense reimbursements. As of December 31, 2005, the future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):

2006	$ 643
2007	605
2008	595
2009	606
2010	522
2011 and thereafter	1,887

$ 4,858

Land and building commitments - On August 10, 2004, the Bank entered into a real estate purchase and sale agreement with a developer to purchase property on which to build a branch. The purchase and sale agreement is for $1.2 million and the transaction is expected to close in 2006.

Purchase obligations (insurance agencies) - On January 3, 2006, the Bank acquired the rights to customers and policies of two separate local insurance agencies for $3,500,000. The first payment of $1,200,000 was paid at closing on January 3, 2006, and the next two equal installments of $1,150,000 will be made over the next two years.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Restrictions on equity - The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bank's common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account. The balance of the liquidation account as of December 31, 2005 and 2004 was $10,801,000 and $12,484,000, respectively, and was part of shareholders' equity.

Note 11 - Retirement Plans

Effective January 1, 2004, the Bank amended and restated its Profit Sharing 401(k) Plan into a 401(k) Employee Stock Ownership Plan ("ESOP") in order to provide a 401(k) profit sharing plan with employee stock ownership features for employees of the Bank. The 401(k) ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

Net expense related to the Bank's retirement plans recognized for the years ended December 31, 2005, 2004, and 2003 was $915,000, $1,007,000 and $631,000, respectively. In addition, the employer also provides a match of employee salary deferrals into the plan. The matching expense for the 401(k) ESOP recognized for the years ended December 31, 2005, 2004, and 2003 was $282,000, $194,000 and $248,000, respectively.

In October 2003, the ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate on the loan is 4.0% per annum.

For the year ended December 31, 2005, the 401(k) ESOP is committed to release 67,896 shares of the Company's common stock to participants. At December 31, 2005, the 401(k) ESOP had 526,056 unallocated shares remaining to be released. The fair value of the 526,056 restricted shares held by the ESOP trust was $8,422,000 at December 31, 2005.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans

2004 Stock Option Plan ("SOP") - On June 7, 2004, the Company granted 351,750 nonqualified stock options to certain employees and directors and granted 328,250 incentive stock options to certain employees. The fair market value of the Company's common stock on the date of grant was $16.26. On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees. The fair market value of the Company's common stock on the date of the August 17, 2005 grants was $16.72. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

The following represents the stock option activity and option price information for the year ended December 31:

	Number of	Weighted- Average Price	Weighted- Average	Options Exercisable at
	Options	of Options	Fair Value	Year-end
Balance at December 31, 2003	-	$ -	$ -	-

Granted	680,000	16.26	16.26
Exercised	-	-	-
Cancelled	(3,000)	16.26	16.26

Balance at December 31, 2004	677,000	16.26	16.26	-

Granted	40,000	16.72	16.72
Exercised	-	-	-
Cancelled	(9,000)	16.26	16.26

Balance at December 31, 2005	708,000	$ 16.29	$ 16.29	133,600

Financial data pertaining to the stock options at December 31, 2005 is as follows:

Exercise Price of Options	Number	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
$ 16.26	668,000	8.50	$ 16.26	133,600	$ 16.26
$ 16.72	40,000	9.75	$ 16.72	-	$ -

The remaining unrecognized compensation for fair value of stock options was approximately $1,104,000 and $1,807,000 at December 31, 2005 and 2004.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans (continued)

2004 Management Recognition Plan ("MRP") - The purpose of the MRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees on June 24, 2004. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004 and totaled $5.5 million. These restricted stock awards vest over a five-year period, and therefore, the cost of such will be accrued ratably over a five-year period as compensation expense. Compensation expense related to the MRP awards was $1,083,000 and $561,000 for the years ended December 31, 2005 and 2004. Cash dividends are paid on all MRP shares and are treated as additional compensation expense for the dividends earned on unvested shares. A total of 7,800 MRP shares were forfeited during the year ended December 31, 2005 while 67,600 shares became vested to the award recipients. There were 257,840 unvested restricted shares outstanding at year-end, net of current and prior period forfeitures.

Note 13 - Shareholders' Equity

The following table sets forth information about the Company's purchases of its outstanding common stock during the years ended December 31, 2005, 2004 and 2003:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet be Purchased Under the Plans or Programs

2003	-	-	-	-
2004	1,103,880	$17.04	1,103,880	350,310
2005	973,613	$17.09	973,613	34,097

On February 21, 2006, the Company announced an additional repurchase program had been approved by the Board of Directors for another 5% of its outstanding shares (307,000). This repurchase is expected to take place over a twelve-month period.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Shareholders' Equity (continued)

Earnings Per Common Share - The following table presents the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except share data):

	For the Years Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$ 2,693	$ 3,627	$ (2,547)

Denominator:

Denominator for basic net income per share:
Weighted average shares	6,164,771	7,436,341	7,774,203
Effect of dilutive securities:
Stock options	1,005	15,983	-
Management recognition plan	36,644	40,605	-
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and management recognition plan	6,202,420	7,492,929	7,774,203

Basic net income (loss) per share	$ 0.44	$ 0.49	$ (0.33)

Diluted net income (loss) per share	$ 0.43	$ 0.48	$ (0.33)

For the years ended December 31, 2005, 2004, and 2003, there were no antidilutive securities included in the computation of earnings per share.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets, and to average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2005 and 2004.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements (continued)

As of December 31, 2005, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation ("FDIC"). To be categorized as "well capitalized," the Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the "well capitalized" categorizations.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Company	$ 91,417	14.05%	$ 52,049	8.00%	n/a	n/a
Bank	$ 90,038	13.84%	$ 52,063	8.00%	$ 65,079	10.00%
Tier I Capital (to risk weighted assets)
Company	$ 83,279	12.80%	$ 26,025	4.00%	n/a	n/a
Bank	$ 81,897	12.58%	$ 26,032	4.00%	$ 39,047	6.00%
Tier I Capital (to average assets)
Company	$ 83,279	9.93%	$ 26,025	4.00%	n/a	n/a
Bank	$ 81,897	9.78%	$ 33,509	4.00%	$ 41,887	5.00%
As of December 31, 2004
Total Capital (to risk weighted assets)
Company	$ 103,290	19.93%	$ 41,458	8.00%	n/a	n/a
Bank	$ 91,272	17.61%	$ 41,465	8.00%	$ 51,831	10.00%
Tier I Capital (to risk weighted assets)
Company	$ 96,781	18.67%	$ 20,729	4.00%	n/a	n/a
Bank	$ 84,762	16.35%	$ 20,732	4.00%	$ 31,098	6.00%
Tier I Capital (to average assets)
Company	$ 96,781	13.02%	$ 29,723	4.00%	n/a	n/a
Bank	$ 84,762	11.41%	$ 29,704	4.00%	$ 37,130	5.00%

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions (DFI) routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2005 financial statements. In view of the regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

Note 15 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, executive officers, and their affiliates. Such loans are granted with interest rates, terms and collateral requirements substantially the same as those for all other customers.

Loans to directors, executive officers and their affiliates are subject to regulatory limitations. Such loans had aggregate balances and activity during 2005 and 2004 as follow and were within regulatory limitations:


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Related Party Transactions (continued)

	2005	2004
Balance at beginning of year	$ 2,234	$ 1,390
New loan or advances	4,712	1,823
Repayments	(1,184)	(979)

Balance at end of year	$ 5,762	$ 2,234

The Bank had approximately $1,419,000 and $1,177,000 included in deposits related to these parties at December 31, 2005 and 2004, respectively.

Note 16 - Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	2005		2004
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets
Cash and cash equivalents	$ 9,955	$ 9,955	$ 8,927	$ 8,927
Interest bearing deposits with banks	$ 3,836	$ 3,836	$ 1,271	$ 1,271
Securities	$ 225,709	$ 224,097	$ 190,976	$ 190,215
Federal Home Loan Bank stock	$ 13,712	$ 13,712	$ 13,374	$ 13,374
Loans receivable, net	$ 574,297	$ 581,059	$ 493,738	$ 508,115

Financial liabilities
Customer deposits	$ 438,030	$ 437,571	$ 344,916	$ 354,229
Borrowed funds	$ 340,240	$ 338,103	$ 295,722	$ 297,154
Corporate drafts payable	$ 2,977	$ 2,977	$ 3,839	$ 3,839

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

Loans - The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Fair value for fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayment estimates are based on the historic experience of the market. Fair values for adjustable rate loans are estimated at carrying amount due to their adjustability.

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

Note 17 - Parent Company Only Financial Statements

The following is a summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. as of December 31 (dollars in thousands):

	At December 31,
	2005	2004
Statement of Financial Condition
Assets
Cash and cash equivalents	$ 1,580	$ 12,104
Investment in bank subsidiary	81,120	84,541
Other assets	2,037	2,161
Total Assets	$ 84,737	$ 98,806
Liabilities and Shareholders' Equity
Liabilities	$ 27	$ -
Shareholders' Equity	84,710	98,806

Total Liabilities and Shareholders' Equity	$ 84,737	$ 98,806


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements (continued)

	Years Ended December 31,
	2005	2004	2003
Statement of Income
Income
Interest income	$ 35	$ 190	$ 48
Other income:
Dividend income from subsidiary	7,177	1,275	-
Equity in undistributed income (loss) of subsidiary	(4,156)	2,579	1,621
Total income	3,056	4,044	1,669
Expenses
Charitable contribution to Foundation	-	-	6,348
Other Operating expenses	531	531	16
Total expenses	531	531	6,364
Income (loss) before provision for federal income tax	2,525	3,513	(4,695)
Benefit for federal income tax	168	114	2,148
Net income (loss)	$ 2,693	$ 3,627	$ (2,547)

Statement of Cash Flows	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,693	$ 3,627	$ (2,547)
Adjustments to reconcile net cash from operating activities:
Common stock contributed to charitable foundation	-	-	5,078
Equity in undistributed income of subsidiary	4,156	(2,579)	(1,621)
Dividend income from subsidiary	(7,177)	(1,275)	-
(Increase) in other assets	124	(2)	(171)
Increase (decrease) in other liabilities	27	(1,139)	(853)

Net cash used in operating activities	(177)	(1,368)	(114)
CASH FLOWS FROM INVESTING ACTIVITIES
Stock investment - Rainier Pacific Bank	-	-	(38,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	77,439
Common stock repurchased	(16,636)	(18,858)	-
Unearned ESOP shares issued	-	-	(6,754)
Repayment of loan from ESOP	836	836	136
Dividends paid	(1,678)	(1,665)	-
Dividends received from subsidiary	7,177	1,275	-
Other financing activities, net	(46)	(94)	21
Net cash (used in) provided from financing activities	(10,347)	(18,506)	70,842
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(10,524)	(19,874)	31,978

Cash and Cash Equivalents, Beginning of year	12,104	31,978	-
Cash and Cash Equivalents, End of year	$ 1,580	$ 12,104	$ 31,978


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005
Interest income	$ 10,089	$ 10,310	$ 10,915	$ 11,835	$ 43,149
Interest expense	3,727	4,322	4,940	5,748	18,737

Net interest income	6,362	5,988	5,975	6,087	24,412

Provisions for loan losses	300	150	150	150	750

Net interest income after provisions for loan losses	6,062	5,838	5,825	5,937	23,662

Non-interest income	1,970	1,691	1,834	1,831	7,326

Non-interest expense	6,873	6,569	6,727	6,737	26,906

Income before provision for federal income tax	1,159	960	932	1,031	4,082

Provision for federal income tax expense	394	325	319	351	1,389
Net income	$ 765	$ 635	$ 613	$ 680	$ 2,693

Earnings per common share:
Basic	$0.12	$0.10	$0.10	$0.11	$0.44
Diluted	$0.12	$0.10	$0.10	$0.11	$0.43
Weighted average shares outstanding:
Basic	6,440,542	6,148,455	6,101,912	5,968,175	6,164,771
Diluted	6,492,752	6,150,112	6,130,394	5,996,923	6,202,420


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited) (continued)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2004
Interest income	$ 9,760	$ 10,279	$ 10,128	$ 9,888	$ 40,055
Interest expense	2,583	2,786	3,069	3,337	11,775

Net interest income	7,177	7,493	7,059	6,551	28,280

Provisions for loan losses	900	600	600	600	2,700

Net interest income after provisions for loan losses	6,277	6,893	6,459	5,951	25,580

Non-interest income	1,768	1,716	1,835	2,841	8,160

Non-interest expense	6,924	7,168	7,379	7,432	28,903

Income before provision for federal income tax	1,121	1,441	915	1,360	4,837

Provision for federal income tax expense	367	469	311	63	1,210
Net income	$ 754	$ 972	$ 604	$ 1,297	$ 3,627

Earnings per common share:
Basic	$0.10	$0.12	$0.08	$0.19	$0.49
Diluted	$0.10	$0.12	$0.08	$0.18	$0.48
Weighted average shares outstanding:
Basic	7,786,650	7,708,216	7,315,751	6,934,747	7,436,341
Diluted	7,786,650	7,708,216	7,383,959	7,032,349	7,492,929


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

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

            (b)     Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

            Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B. Other Information

            There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

PART III

Item 10. Directors and Executive Officers of the Registrant

            The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.


        For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

        The Audit Committee of the Company is composed of Directors Charles E. Cuzzetto, CPA (Chairperson), Stephen M. Bader, CPA and Brian E. Knutson, CPA. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Knutson as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Director Knutson is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

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

Compliance with Section 16(a) of the Exchange Act

        The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

        (d)             Equity Compensation Plan Information

        The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005.


Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	708,000	$16.29	136,284
2004 Management Recognition Plan (1)	--	--	12,214

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	708,000	$16.29	148,498
____________
(1)	The restricted shares granted under the 2004 Management Recognition Plan were purchased by the Company in open market transactions, and subsequently issued to the Company's directors and certain employees on June 24, 2004. The fair market value of the restricted shares granted was $16.20 per share on June 24, 2004, the award date. As of December 31, 2005, there were 325,500 restricted shares issued and outstanding pursuant to the 2004 Management Recognition Plan.

Item 13. Certain Relationships and Related Transactions

        The information contained under the section captioned "Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

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
                        10.1         Form of Employment Agreement for President and Chief Executive Officer (1)
                        10.2         Amended and Restated Employment Agreement between the Company and the Bank and John
                                        A. Hall (2)
                        10.3         Employment Agreement between the Company and the Bank and Victor J. Toy (2)
                        10.4         Employment Agreement between the Company and the Bank and Joel G. Edwards (2)
                        10.5         Form of Severance Agreement (1)
                        10.6         Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
                        10.7         Rainier Pacific 2004 Stock Option Plan (3)
                        10.8         Rainier Pacific 2004 Management Recognition Plan (3)
                        10.9         Form of Incentive Stock Option Agreement (4)
                        10.10       Form of Non-Qualified Stock Option Agreement (4)

(continued on following page)


                        10.11       Form of Restricted Stock Award Agreement (4)
                        14            Code of Ethics (5)
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

_________________
(1)                 Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349). On February 17,
                      2004, the Company entered into a three-year change in control severance agreement with Richard D.
                      Pickett in the same form as those previously filed as an exhibit to the Registrant's Registration Statement.
(2)                 Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)                 Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)                 Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      2005 and incorporated herein by reference.
(5)                 Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                               RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 3, 2006	By:	/s/John A. Hall
John A. Hall
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/John A. Hall	President, Chief Executive Officer and	March 3, 2006
John A. Hall	Director
(Principal Executive Officer)

/s/Joel G. Edwards	Vice President, Chief Financial Officer and	March 3, 2006
Joel G. Edwards	Treasurer
(Principal Financial and Accounting Officer)

/s/Edward J. Brooks	Chairman of the Board	March 3, 2006
Edward J. Brooks

/s/Karyn R. Clarke	Director	March 3, 2006
Karyn R. Clarke

/s/Robert H. Combs	Director	March 3, 2006
Robert H. Combs

/s/Charles E. Cuzzetto	Director	March 3, 2006
Charles E. Cuzzetto

/s/Stephen M. Bader	Director	March 3, 2006
Stephen M. Bader

/s/Brian E. Knutson	Director	March 3, 2006
Brian E. Knutson

/s/Alan M. Somers	Director	March 3, 2006
Alan M. Somers

/s/Alfred H. Treleven, III	Director	March 3, 2006
Alfred H. Treleven, III


Exhibit Index

Exhibit No.                     Description

        21                                 Subsidiaries of the Registrant
        23                                 Consent of Independent Registered Public Accounting Firm
        31.1                              Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2                              Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
        32                                 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
                                             906 of the Sarbanes-Oxley Act


Exhibit 21

Subsidiaries of the Registrant

Parent

Rainier Pacific Financial Group, Inc.

	Percentage of Ownership	Jurisdiction or State of Incorporation
Subsidiaries

Rainier Pacific Savings Bank	100%	Washington


Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rainier Pacific Financial Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-117568 on Form S-8 of Rainier Pacific Financial Group, Inc. and subsidiary (Rainier Pacific Financial Group, Inc.) of our report dated March 3, 2006, with respect to the consolidated statement of financial position of Rainier Pacific Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and in our same report, with respect to Rainier Pacific Financial Group, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which report is included in this annual report on Form 10-K of Rainier Pacific Financial Group, Inc. for the year ended December 31, 2005.

/s/ Moss Adams LLP
Everett, Washington
March 3, 2006


Exhibit 31.1

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, John A. Hall, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 3, 2006

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

I, Joel G. Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainier Pacific Financial Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 3, 2006

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


Dated: March 3, 2006