Form 10-Q
period 2006-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2006-05-05
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                    For the quarterly period ended.................................................................. March 31, 2006

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
        Yes   X   . No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer_____                  Accelerated filer    X                            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes ____ No    X   .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                                                                                                                     As of March 31, 2006

Common stock, no par value                                                                                                     6,630,870*

* Includes 509,081 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 207,852 restricted shares granted under the Rainier
   Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Table of Contents


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In Thousands)

	At March 31,	At December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$ 8,962	$ 9,955
Interest-bearing deposits with banks	2,993	3,836
Securities available-for-sale	151,384	144,212
Securities held-to-maturity (fair value of $76,643 at March 31, 2006 and $79,885 at December 31, 2005)	78,953	81,497
Federal Home Loan Bank ("FHLB") stock, at cost	13,712	13,712

Loans	595,695	582,894
Less: allowance for loan losses	(8,487)	(8,597)
Loans, net	587,208	574,297

Premises and equipment, net	34,899	34,307
Accrued interest receivable	3,865	3,861
Other assets	8,978	5,166

TOTAL ASSETS	$ 890,954	$ 870,843

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 32,843	$ 31,065
Interest-bearing	416,416	406,965
Total Deposits	449,259	438,030

Borrowed funds	348,336	340,240
Corporate drafts payable	2,734	2,977
Accrued compensation and benefits	1,185	1,958
Other liabilities	4,955	2,928

TOTAL LIABILITIES	806,469	786,133

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,630,870 shares issued and 5,913,937 shares outstanding at March 31, 2006; and 6,690,847 shares issued and 5,940,502 shares outstanding at December 31, 2005	49,132	49,598
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,091)	(5,261)
Accumulated other comprehensive income (loss), net of tax	(1,613)	(1,441)
Retained earnings	42,057	41,814

TOTAL SHAREHOLDERS' EQUITY	84,485	84,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 890,954	$ 870,843


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans	$ 9,993	$ 8,173
Securities available-for-sale	1,925	1,016
Securities held-to-maturity	742	842
Interest-bearing deposits	64	4
FHLB stock dividends	-	54

Total interest income	12,724	10,089

INTEREST EXPENSE
Deposits	2,999	1,257
Borrowed funds	3,325	2,470

Total interest expense	6,324	3,727

Net interest income	6,400	6,362

PROVISION FOR LOAN LOSSES	150	300

Net interest income after provision for loan losses	6,250	6,062

NON-INTEREST INCOME
Deposit service fees	804	874
Loan service fees	260	218
Insurance service fees	516	167
Investment service fees	121	132
Real estate lease income	283	65
Gain on sale of loans, net	6	207
Gain on sale of premise and equipment, net	-	288
Other operating income	30	19

Total non-interest income	2,020	1,970

NON-INTEREST EXPENSE
Compensation and benefits	4,030	3,567
Office operations	1,298	1,440
Occupancy	640	488
Loan servicing	117	104
Outside and professional services	419	411
Marketing	229	327
Other operating expenses	548	536

Total non-interest expense	7,281	6,873

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	989	1,159

PROVISION FOR FEDERAL INCOME TAX	347	394

NET INCOME	$ 642	$ 765
EARNINGS PER COMMON SHARE
Basic	$ 0.11	$ 0.12
Diluted	$ 0.11	$ 0.12
Weighted average shares outstanding- Basic	5,931,068(1)	6,440,542(2)
Weighted average shares outstanding- Diluted	5,931,068(1)	6,496,752(2)
Dividends declared per share	$0.06	$0.06

(1)    Weighted average shares outstanding (both Basic and Diluted) include 117,648 shares of the 325,500 restricted shares
        (net of forfeited shares) granted and issued under the 2004 Management Recognition Plan ("MRP").

(2)    Weighted average shares outstanding (both Basic and Diluted) include 51,291 shares of the 330,300 restricted shares
        (net of forfeited shares) granted and issued under the MRP.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 642	$ 765
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	906	906
Amortization of intangible assets	65	9
Provision for loan losses	150	300
FHLB stock dividends	-	(54)
Deferred income tax expense	14	13
Gain on sale of premises and equipment	-	(288)
Gain on sale of loans, net	(6)	(207)
Compensation for stock options	157	-
Compensation for restricted stock awards	266	270
Net amortization of premiums on securities	214	261
Change in operating assets and liabilities:
Accrued interest receivable	(4)	177
Other assets	(3,799)	563
Corporate drafts payable	(243)	(827)
Other liabilities	1,254	(4,577)

Net cash used in operating activities	(384)	(2,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	1,501	2,689
Purchases	(9,088)	(17,105)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	2,481	2,910
Purchases of FHLB stock	-	(151)
Increase in loans, net	(17,472)	(11,446)
Proceeds from sales of loans	4,417	15,964
Purchases of premises and equipment	(1,498)	(370)
Decrease in interest-bearing deposits with banks	843	828

Net cash used in investing activities	(18,816)	(6,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,229	16,842
Advances on borrowed funds	118,516	492,401
Repayments of borrowed funds	(110,420)	(488,484)
Earned ESOP shares released	170	170
Change in value of ESOP shares	62	88
Dividends paid	(399)	(439)
Common stock repurchased	(951)	(11,633)

Net cash provided from financing activities	18,207	8,945

NET CHANGE IN CASH AND CASH EQUIVALENTS	(993)	(425)

CASH AND CASH EQUIVALENTS (at beginning of period)	9,955	8,927

CASH AND CASH EQUIVALENTS (at end of period)	$ 8,962	$ 8,502


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In Thousands)

Three Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 6,288	$ 3,753

Income taxes	$ 200	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized losses on securities available-for-sale	$ (265)	$ (744)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(In Thousands)

	Common Stock		Debt Related	Retained	Accumulated Other Comprehensive
	Shares	Amount	to ESOP	Earnings	(Loss)	Total

Balance, December 31, 2004	7,672,260	$64,672	$(5,940)	$40,799	$ (725)	$98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
MRP forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity-Change in value of shares committed to be released		479				479
Dividends paid				(1,678)		(1,678)
Compensation for restricted stock awards		1,083				1,083
Comprehensive income:
Net income				2,693		2,693
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $369					(716)	(716)
Total comprehensive income						1,977
Balance, December 31, 2005	6,690,847	$49,598	$(5,261)	$41,814	$(1,441)	$84,710

Common stock repurchased	(59,977)	(951)				(951)
Earned ESOP shares released			170			170
ESOP activity-Change in value of shares committed to be released		62				62
Dividends paid				(399)		(399)
Compensation for restricted stock awards		266				266
Compensation for stock options		157				157
Comprehensive income:
Net income				642		642
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $93					(172)	(172)
Total comprehensive income						470
Balance, March 31, 2006	6,630,870	$49,132	$(5,091)	$42,057	$(1,613)	$84,485


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

        The Bank provides a full range of banking services to consumers and limited banking services to small- and medium-sized businesses and professionals through 13 banking offices located in the Tacoma-Pierce County market and the City of Federal Way. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services, Christopherson-Boze Insurance Services, Holman Insurance Services, and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which were filed with the Securities and Exchange Commission ("SEC") on March 10, 2006 (the "Company's 2005 Form 10-K"). All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the March 31, 2006 presentation. These reclassifications have no effect on net income.

Note 2 - Mutual-to-Stock Conversion of the Bank

        The Board of Directors of the Bank adopted a Plan of Conversion (the "Plan") on March 22, 2003, which was amended on August 6, 2003. The Plan provided for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provided for the concurrent formation of the Company which owns 100% of the common stock of the Bank. On October 20, 2003, the Bank consummated the conversion following receipt of all required regulatory approvals, the approval of the Plan by depositors of the Bank, and the completion or fulfillment of all other conditions precedent to the conversion.

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


Note 3 - Summary of Significant Accounting Policies

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.

        Accounting for Stock-Based Compensation. Prior to the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. The Company adopted the pro forma disclosure-only provisions of SFAS 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of SFAS 123 and, as such did not recognize any compensation expense for employee stock options for all periods prior to January 1, 2006.

        On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of SFAS 123(R), using the "modified prospective" method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date. See Note 4 for additional information regarding stock-based compensation.

Note 4 - Stock-Based Compensation

        On June 7, 2004, the Company granted non-qualified stock options of 351,750 shares of common stock to certain employees and directors and granted incentive stock options of 328,250 shares of common stock to certain employees under the Company's 2004 Stock Option Plan ("SOP"). The fair market value of the Company's common stock on the date of grant was $16.26. On August 17, 2005, the Company granted additional incentive stock options of 40,000 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.72. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

        The fair value of options granted were estimated on the grant dates (June 7, 2004 and August 17, 2005) using a binomial pricing model with the following assumptions for the years ended December 31:

	2005	2004
Option exercise price	$ 16.72	$ 16.26
Stock price on grant date	$ 16.72	$ 16.26
Annual dividend yield	1.40%	2.00%
Expected volatility	19.63%	21.95%
Risk-free interest rate	3.99%	4.39%
Employee attrition rate	5.00%	3.00%
Vesting period	5 years	5 years
Expected life	6 years	7 years


        The following represents the stock option activity and option price information for the year ended December 31, 2005 and the three months ended March 31, 2006:

	Number of Options	Weighted- Average Price of Options	Weighted- Average Fair Value	Options Exercisable at Period-end
Balance at December 31, 2004	677,000	$ 16.26	$ 16.26	-

Granted	40,000	16.72	16.72	-
Exercised	-	-	-	-
Cancelled	(9,000)	16.26	16.26	-

Balance at December 31, 2005	708,000	16.29	16.29	133,600

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(18,800)	16.31	16.31	-

Balance at March 31, 2006	689,200	$ 16.29	$ 16.29	133,600

        Stock-based compensation from the SOP recognized by the Company in the Consolidated Statements of Income was $157,000 for the three months ending March 31, 2006 compared to the pro forma stock-based compensation expense of $279,000 for the three months ended March 31, 2005. On an after-tax basis, stock-based compensation was $102,000 for the three months ended March 31, 2006 compared to the pro forma stock-based compensation expense of $184,000 for the three months ended March 31, 2005.

        Financial data pertaining to the stock options at March 31, 2006 is as follows:

Exercise Price of Options	Number	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
$ 16.26	651,200	8.25	$ 16.26	133,600	$16.26
$ 16.72	38,000	9.50	$ 16.72	-	$ -

        The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $947,000 and $1.1 million at March 31, 2006 and December 31, 2005, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP approved by the shareholders in April 2004. Unallocated shares relating to the ESOP debt obligations are deducted in the calculation of weighted average shares outstanding.


        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:

Net Income	$ 642	$ 765

Denominator:

Denominator for basic net income per share:
Weighted average shares	5,931,068	6,440,542
Effect of dilutive securities:
Stock options	-	44,570
Restricted stock	-	11,640
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,931,068	6,496,752

Basic earnings per share	$ 0.11	$ 0.12

Diluted earnings per share	$ 0.11	$ 0.12

Note 6 - Cash Dividends

        On February 21, 2006, the Company announced a quarterly cash dividend of $0.06 cents per share payable on March 20, 2006 to shareholders of record on March 6, 2006.

Note 7 - Recently Issued Accounting Standards

        On December 16, 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative.

        The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS 123(R). Based on this announcement, the Company adopted SFAS 123(R) on January 1, 2006. The Company adopted SFAS 123(R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

        As permitted by SFAS 123(R), the Company previously accounted for share-based payments to employees using the intrinsic value method as detailed in APB 25 and, as such, did not recognize any compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method has impacted the Company's results of operations. In 2006, the Company began recognizing compensation expense associated with its SOP. The amount of compensation expense going forward is estimated to be consistent with our prior disclosures in Note 4 - Stock-Based Compensation.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments


acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

        The following table sets forth certain information concerning the Company's consolidated financial condition at the dates indicated (dollars in thousands):

	At March 31,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Financial Condition Data:
Total assets	$890,954	$870,843	$20,111	2.3%
Investments, net	230,337	225,709	4,628	2.1
Loans, net	587,208	574,297	12,911	2.2
Deposits	449,259	438,030	11,229	2.6
Borrowed funds	348,336	340,240	8,096	2.4
Total shareholders' equity	84,485	84,710	(225)	(0.3)

        Total assets increased by $20.1 million, or 2.3%, to $891.0 million at March 31, 2006 from $870.8 million at December 31, 2005. This increase reflects loan portfolio growth of $12.9 million to $587.2 million from $574.3 million, and an increase of $4.6 million in investment securities. To fund the increase in assets, deposits increased $11.2 million to $449.3 million from $438.0 million and FHLB of Seattle advances increased $8.1 million to $348.3 million from $340.2 million. Shareholders' equity decreased $225,000 to $84.5 million from $84.7 million.


        Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At March 31, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 84,951	14.3%	$ 84,903	14.6%	$ 48	0.1%
Five or more family residential	162,957	27.4	158,997	27.3	3,960	2.5
Nonresidential commercial	176,647	29.6	166,242	28.5	10,405	6.3
Total real estate	424,555	71.3	410,142	70.4	14,413	3.5

Real estate construction:
One-to four-family residential	52,791	8.9	53,247	9.1	(456)	(0.9)
Five or more family residential	4,863	0.8	4,859	0.8	4	0.1
Nonresidential commercial	2,778	0.5	2,795	0.5	(17)	(0.6)
Total real estate construction	60,432	10.2	60,901	10.4	(469)	(0.8)

Consumer:
Automobile	37,080	6.2	39,429	6.8	(2,349)	(6.0)
Home equity loans	34,433	5.8	31,948	5.5	2,485	7.8
Credit cards	20,621	3.5	22,054	3.8	(1,433)	(6.5)
Other	8,768	1.4	9,196	1.6	(428)	(4.7)
Total consumer	100,902	16.9	102,627	17.7	(1,725)	(1.7)

Commercial/business	9,806	1.6	9,224	1.5	582	6.3

Subtotal	595,695	100.0%	582,894	100.0%	12,801	2.2

Less: allowance for loan losses	(8,487)		(8,597)		110	(1.3)

Loans, net	$587,208		$574,297		$12,911	2.2%
Asset Quality Ratios:
Non-accrual and 90 or more days past due loans on a percent of total loans		0.02%		0.02%
Non-performing assets as a percent of total assets		0.02%		0.02%
Allowance for loan losses as a percent of total loans		1.42%		1.47%
Allowance for loan losses as a percent of non-performing loans		7,014.05%		7,541.23%
Allowance for loan losses as a percent of non-performing assets		5,658.00%		6,097.16%

        Our net loan portfolio increased $12.9 million or 2.2%, to $587.2 million at March 31, 2006 from $574.3 million at December 31, 2005. This increase was primarily attributable to non-residential commercial real estate loans, which increased $10.4 million or 6.3%; multi-family real estate loans, which increased $4.0 million or 2.5%; and home equity loans, which increased $2.5 million or 7.8%. Additional increases in the loan portfolio were generated in the commercial/business loan portfolio, which increased $582,000 or 6.3%, and one-to-four family residential loans, which increased $48,000 or 0.1%. These increases were partially offset by a decline in the automobile loan portfolio which decreased $2.3 million or 6.0%, and in real estate construction loans, which decreased $469,000, or 0.8%. Total loans secured by real estate increased $16.4 million or 3.3%, to $519.4 million at March 31, 2006 from $503.0 million at December 31, 2005.


        Investments. The following table sets forth the composition of the Company's investments at the dates indicated. The amortized cost of the available-for-sale investments is their net book value after the mark-to-market fair value adjustment. The Company's investment in the FHLB of Seattle's common stock is presented for reference purposes (dollars in thousands):

	At March 31,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Available-for-sale portfolio:
U. S. agency securities	$ 5,480	$ 5,495	$ (15)	(0.3%)
Corporate bonds	5,110	5,158	(48)	(0.9)
Trust preferred securities	113,321	104,306	9,015	8.6
Mortgage-backed securities	27,473	29,253	(1,780)	(6.1)
Total available-for-sale portfolio	151,384	144,212	7,172	5.0

Held-to-maturity portfolio:
U. S. agency securities	20,000	20,000	-	0.0
Municipal bonds	12,777	12,776	1	0.0
Mortgage-backed securities	46,176	48,721	(2,545)	(5.2)
Total held-to-maturity portfolio	78,953	81,497	(2,544)	(3.1)

Total investment securities	230,337	225,709	4,628	2.1

FHLB stock	13,712	13,712	-	0.0

Total investments	$ 244,049	$ 239,421	$ 4,628	1.9%

        Our investment securities portfolio increased by $4.6 million, or 2.1%, to $230.3 million at March 31, 2006 from $225.7 million at December 31, 2005. A total of $9.0 million of adjustable rate trust preferred securities was added to the portfolio during first quarter of 2006, while mortgage-backed securities declined $4.3 million, or 5.5% to $73.7 million from $78.0 million. All other securities reflected a net decrease of $64,000.

        Deposits. The following table sets forth information concerning the Company's deposits at the dates indicated (dollars in thousands):

	At March 31, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Certificates of deposit	$245,981	54.8%	$243,986	55.7%	$1,995	0.8%
IRA accounts	6,571	1.5	6,830	1.6	(259)	(3.8)
Money market accounts	88,656	19.7	88,459	20.2	197	0.2
Savings accounts	36,164	8.0	34,214	7.8	1,950	5.7
Interest-bearing checking	39,044	8.7	33,476	7.6	5,568	16.6
Non-interest-bearing checking	32,843	7.3	31,065	7.1	1,778	5.7
Total deposits	$449,259	100.0%	$438,030	100.0%	$11,229	2.6%

Core deposits	$203,278	45.2%	$194,044	44.3%	$9,234	4.8%
Non-core deposits	245,981	54.8	243,986	55.7	1,995	0.8
	$449,259	100.0%	$438,030	100.0%	$11,229	2.6%

        Our deposits increased $11.2 million, or 2.6%, to $449.3 million at March 31, 2006 from $438.0 million at December 31, 2005. Interest-bearing deposits increased by $9.5 million, or 2.3% and non-interest bearing deposits were up $1.8 million. Our deposit mix at the end of this quarter included 45.2% of relatively stable low-cost checking, savings, money market, and individual retirement accounts. Deposits at March 31, 2006 included $45.5 million of brokered certificates of deposit, which were $6.7 million lower than the $52.2 million of brokered certificates of deposit at December 31, 2005.


        Borrowings. The FHLB of Seattle advances increased $8.1 million, or 2.4%, to $348.3 million at March 31, 2006 from $340.2 million at December 31, 2005. We used the borrowed funds primarily for both short- and long-term funding of loans and investment securities as part of our capital and interest rate risk management strategies. We borrow funds from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

        Capital. Total shareholders' equity decreased $225,000, or 0.3%, to $84.5 million at March 31, 2006 from $84.7 million at December 31, 2005. The decline in equity from December 31, 2005 to March 31, 2006 was primarily the result of the repurchase of 59,977 of our outstanding common shares at an average price of $15.86 and a total cost of $951,000. In addition, we paid $399,000 in cash dividends, or $0.06 per share, during the first quarter of 2006. As a result of these factors, and the $20.1 million increase in assets, our capital-to-assets ratio under generally accepted accounting principles was 9.48% at March 31, 2006 compared to 9.73% at December 31, 2005.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

        The following table sets forth certain information concerning the Company's results of operations for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
Operating Data:	2006	2005
Net interest income	$ 6,400	$ 6,362	$ 38	0.6%
Non-interest income	2,020	1,970	50	2.5
Total revenue	8,420	8,332	88	1.1
Provision for loan losses	150	300	(150)	(50.0)
Non-interest expense	7,281	6,873	408	5.9
Net income	642	765	(123)	(16.1)

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
Interest income	2006	2005
Loans	$ 9,993	$ 8,173	$ 1,820	22.3%
Securities available-for-sale	1,925	1,016	909	89.5
Securities held-to-maturity	742	842	(100)	(11.9)
Interest-bearing deposits	64	4	60	1,500.0
FHLB stock dividends	-	54	(54)	(100.0)

Total interest income	12,724	10,089	2,635	26.1

Interest expense
Deposits	2,999	1,257	1,742	138.6
Borrowed funds	3,325	2,470	855	34.6
Total interest expense	6,324	3,727	2,597	69.7

Net interest income	$ 6,400	$ 6,362	$ 38	0.6%

        Our net interest income was relatively unchanged at $6.4 million for the three months ended March, 31, 2006, compared to the quarter ended March 31, 2005. The $38,000 increase in net interest income resulted from higher interest income of $2.6 million, and was generally offset by the increase in our interest expense. Our interest rate spread decreased to 2.71%, or 57 basis points, for the three months ended March 31, 2006 from 3.28% for the same period in 2005. A $134.0 million increase in the average balance of interest-earning assets for the three months ended March 31, 2006 offset the margin compression and resulted in net interest income being relatively unchanged for the first quarter of 2006 compared to the same period one year ago.

        Interest Income. Our interest income increased $2.6 million, or 26.1%, to $12.7 million for the three months ended March 31, 2006 from $10.1 million for the three months ended March 31, 2005. Interest earned on loans for the three months ended March 31, 2006 and 2005 was $10.0 million and $8.2 million, respectively. The average yield on total loans was 6.79% for the three months ended March 31, 2006 compared to 6.55% for the same period in 2005. The average balance of total loans also increased by $89.8 million to $591.2 million for the three months ended March 31, 2006 from $501.4 million for the same period in 2005.


        Interest income on investment securities (including mortgage-backed securities) increased $809,000, or 43.5%, to $2.7 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005 as a result of a higher average balance of investment securities with a higher yield. The average yield on investment securities increased to 4.61% for the three months ended March 31, 2006 from 3.84% for the three months ended March 31, 2005. The average balance of investment securities for the three months ended March 31, 2006 and 2005 was $231.3 million and $192.8 million, respectively.

        Interest expense. Our interest expense increased $2.6 million, or 69.7%, to $6.3 million for the three months ended March 31, 2006 from $3.7 million for the three months ended March 31, 2005. Aside from the growth of our deposit portfolios and borrowings, the impact of rising market rates caused our deposit and borrowing costs to rise.

        Interest expense on deposits increased $1.7 million, or 138.6%, to $3.0 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. The cost of deposits increased 135 basis points to 2.94% for the three months ended March 31, 2006 from 1.59% for the three months ended March 31, 2005, as the average balances of higher cost certificates of deposit and brokered deposit accounts increased by $89.5 million compared to a decrease of $780,000 for lower cost core deposits for the three month ended March 31, 2006 compared to the same period in 2005.

       Interest expense on borrowed funds increased $855,000, or 34.6%, to $3.3 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The higher average balances of FHLB of Seattle advances were $350.7 million in the quarter ended March 31, 2006, an increase of $52.7 million from $298.0 million for the three months ended March 31, 2005. In addition to the increased balances, the cost of borrowed funds increased 48 basis points to 3.84% for the three months ended March 31, 2006 from 3.36% for the three months ended March 31, 2005 as short-term market rates rose. The higher level of borrowed funds in 2006 was used to fund the increase in the Company's interest-earning assets.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Allowance at beginning of period	$ 8,597	$ 8,981	$ (384)	(4.3%)
Provision for loan losses	150	300	(150)	(50.0)
Recoveries	84	93	(9)	(9.7)
Charge-offs	(344)	(347)	3	(0.9)
Allowance at end of period	$ 8,487	$ 9,027	$ (540)	(6.0%)

        Our provision for loan losses decreased $150,000, or 50.0%, to $150,000 for the three months ended March 31, 2006 from $300,000 for the three months ended March 31, 2005. The provision was lower for the current quarter as a result of improved credit quality of the loan portfolio. The provision was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address both the $12.8 million increase in total loans and the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.42% at March 31, 2006 from 1.81% at March 31, 2005. At March 31, 2006, the allowance for loan losses totaled $8.5 million compared to $9.0 million at March 31, 2005.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Deposit service fees	$ 804	$ 874	$ (70)	(8.0%)
Loan service fees	260	218	42	19.3
Insurance service fees	516	167	349	209.0
Investment service fees	121	132	(11)	(8.3)
Real estate lease income	283	65	218	335.4
Gain on sale of loans, net	6	207	(201)	(97.1)
Gain on sale of premises and equipment, net	-	288	(288)	(100.0)
Other operating income	30	19	11	57.9
Total non-interest income	$ 2,020	$ 1,970	$ 50	2.5%


        Our non-interest income for the three months ended March 31, 2006 was relatively unchanged from the three months ended March 31, 2005. The $50,000, or 2.5%, increase for the three months ended March 31, 2006 was primarily a result of increases in insurance service fees of $349,000 and real estate lease income of $218,000. The purchase of the Christopherson-Boze and Holman Insurance Agencies lead to the increase in insurance service fee income. Tenant rental income from our downtown Tacoma administration building is responsible for $201,000 of the $218,000 increase in real estate lease income. The decrease in gain on sale of loans is the result of originating a smaller number of single family loans during the first three months of 2006 compared to 2005 as the rising interest rate environment reduced refinancing activity. Partially offsetting these increases were decreases in gain on sale of premises and equipment of $288,000, the gain on sale of loans of $201,000 and deposit service fees of $70,000. All other categories of non-interest income reflected a net decrease of $58,000. In the first quarter of 2005, we sold our Fawcett Avenue branch building and recognized a non-recurring $288,000 gain.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Compensation and benefits	$ 4,030	$ 3,567	$ 463	13.0%
Office operations	1,298	1,440	(142)	(9.9)
Occupancy	640	488	152	31.1
Loan servicing	117	104	13	12.5
Outside and professional services	419	411	8	1.9
Marketing	229	327	(98)	(30.0)
Other operating expenses	548	536	12	2.2
Total non-interest income	$ 7,281	$ 6,873	$ 408	5.9%

        Non-interest expense increased $408,000, or 5.9%, to $7.3 million for the three months ended March 31, 2006 from $6.9 million for the three months ended March 31, 2005. The increase in the current quarter was primarily attributable to an increase in compensation and benefits of $463,000. Other changes include a $152,000 increase in occupancy expense and decreases of $142,000 and $98,000 for office operations and marketing, respectively. All other non-interest expenses reflected a net decrease of $33,000.

        Compensation and benefits increased $463,000, or 13.0%, to $4.0 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005. This increase is primarily related to two items: $234,000 of compensation and benefit costs related to the 13 additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies, and the expensing of previously granted stock options to employees and directors as required by SFAS 123(R) that totaled $157,000 for the quarter.

        Occupancy expense increased $152,000, or 31.1%, primarily as a result of an $85,000 increase in the amortization of capitalized tenant and leasehold improvements, a $32,000 increase in rent expense related to the acquisition of the Christopherson-Boze and Holman Insurance Agencies, and a $16,000 increase in building and janitorial maintenance.

        Office operations expense decreased $142,000, or 9.9%, to $1.3 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005 primarily related to a $83,000 decrease in the depreciation of software and computer equipment and a $43,000 decrease in telephone expense.

        Marketing expense decreased $98,000, or 30.0% to $229,000 for the three months ended March 31, 2006 from $327,000 for the three months ended March 31, 2005.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Average	Average	Average	Average	$ Increase (Decrease)	% Increase (Decrease)
	Balance	Yield/Cost	Balance	Yield/Cost
INTEREST-EARNING ASSETS
Total loans	$591,183	6.79%	$ 501,391	6.55%	$89,792	17.9%
Investment securities	231,238	4.61	192,679	3.84	38,559	20.0
FHLB stock	13,712	0.00	13,425	1.62	287	3.0
Interest-bearing deposits	5,931	4.34	625	2.58	5,306	883.3
Total interest-earning assets	842,064	6.07	708,120	5.72	133,944	18.9

Non-interest-earning assets	45,921		44,945		976	2.0

Total assets	$ 887,985		$ 753,065		$134,920	17.9%

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 412,979	2.94	$ 319,484	1.59	$93,495	29.2%
FHLB advances	350,645	3.84	298,022	3.36	52,623	17.7
Total interest-bearing liabilities	763,624	3.36	617,506	2.44	146,118	23.7

Non-interest bearing liabilities:
Non-interest bearing checking	28,833		28,502		331	1.1
Other	10,695		14,141		(3,446)	(23.9)
Total non-interest bearing liabilities	39,528		42,643		(3,115)	(7.3)

Total liabilities	803,152		660,149		143,003	21.7

Equity	84,833		92,916		(8,083)	(8.7)

Total liabilities and equity	$ 887,985		$ 753,065		$134,920	17.9%

Net interest income	$6,400		$ 6,362		$38	0.6%
Interest rate spread		2.71%		3.28%
Net interest margin	3.03%		3.59%

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

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, borrowed funds from the FHLB, and brokered deposits. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At March 31, 2006, we maintained a credit facility with the FHLB equal to 50.0% of the Bank's total assets, contingent on the Bank meeting collateral requirements, with an unused portion of the facility amounting to 5.9% of the Bank's total assets, or $52.8 million. At March 31, 2006, we were in compliance with our collateral requirements. In addition, we held available-for-sale investment securities and readily saleable loans for liquidity purposes.

        At March 31, 2006, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $246.0 million or 54.8% of total deposits, including $45.5 million of brokered deposits which are scheduled to mature by December 31, 2006.


        We have used brokered deposits for funding purposes to reduce disintermediation from our lower cost retail deposits. We have also elected to borrow from the FHLB to supplement deposit funding. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the FHLB, the sale of mortgage loans or investments, and brokered deposits. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, the Company has been repurchasing its common stock. For information regarding the Company's repurchase of its outstanding common stock during the quarter ended March 31, 2006, see "Common Stock Repurchases" contained in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under Part II - Other Information of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of March 31, 2006, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $84.5 million at March 31, 2006, or 9.48% of total assets on that date. Our regulatory capital ratios at March 31, 2006, were as follows: Tier I leverage of 8.97%; Tier I risk-based capital of 11.79%; and total risk-based capital of 13.04%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profits. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets increase, any positive interest rate spread will increase net interest income. Net income is further affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan servicing fees, and gains on sale of loans and investments. Non-interest expenses include items such as compensation and benefits, office operations, outside and professional services, marketing, and other expenses.

        The Bank is exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At March 31, 2006, there were no material changes in the Bank's market risk from the information provided in the Company's 2005 Form 10-K which was filed with the SEC on March 10, 2006.

        At March 31, 2006, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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


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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, the Company or its subsidiary are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 1A - Risk Factors

        There have been no material changes in the risk factors previously disclosed in the Company's 2005 Form 10-K.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ National Market under the symbol "RPFG". As of March 31, 2006, there were 6,630,870 shares of common stock issued, including 509,081 unearned ESOP shares and 207,852 unvested restricted shares granted under the MRP. During the quarter ended March 31, 2006, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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


        The following table sets forth information about the Company's repurchases of its outstanding common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2006 - January 31, 2006	-	$ -	-	34,097
February 1 2006 - February 28, 2006	34,097	15.78	34,097	307,000
March 1, 2006 - March 31, 2006	25,880	15.96	25,880	281,120

Total	59,977	$ 15.86	59,977

        (1) On February 21, 2006 the Company announced the completion of its fifth repurchase program of 5%, or 321,000 shares of its common stock, at an average price of $16.23 per share. The Company announced its intention to purchase an additional 5% of its outstanding shares of common stock (307,000) on February 22, 2006. This sixth repurchase plan is expected to be completed over a 12 month period. At March 31, 2006, there were 281,120 shares remaining to be purchased under this repurchase program.

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

                                                                                                        Rainier Pacific Financial Group, Inc.

May 3, 2006                                                                                   /s/John A. Hall
                                                                                                         John A. Hall
                                                                                                         President and Chief Executive Officer
                                                                                                        (Principal Executive Officer)

May 3, 2006                                                                                    /s/Joel G. Edwards
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

Date: May 3, 2006                                                                                 /s/John A. Hall
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

Date: May 3, 2006                                                                                  /s/ Joel G. Edwards
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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

  the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/John A. Hall                                                                                            /s/ Joel G. Edwards
John A. Hall                                                                                                Joel G. Edwards
President and Chief Executive Officer                                                    Chief Financial Officer

Dated: May 3, 2006
