Form 10-Q
period 2006-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2006-08-01
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                            For the quarterly period ended  June 30, 2006

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

___________________________________________________________

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
    Yes   X          No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer_____     Accelerated filer    X     Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes _____     No    X    .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of June 30, 2006
Common stock, no par value	6,628,870*

* Includes 492,107 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 190,570 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In Thousands)

	At June 30,	At December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$ 7,980	$ 9,955
Interest-bearing deposits with banks	22,816	3,836
Securities available-for-sale	149,320	144,212
Securities held-to-maturity (fair value of $74,252 at June 30, 2006 and $79,885 at December 31, 2005)	76,800	81,497
Federal Home Loan Bank ("FHLB") stock, at cost	13,712	13,712

Loans	608,414	582,894
Less: allowance for loan losses	(8,410)	(8,597)
Loans, net	600,004	574,297

Premises and equipment, net	35,173	34,307
Accrued interest receivable	3,941	3,861
Other assets	9,481	5,166

TOTAL ASSETS	$ 919,227	$ 870,843

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 32,449	$ 31,065
Interest-bearing	416,982	406,965
Total Deposits	449,431	438,030

Borrowed funds	373,415	340,240
Corporate drafts payable	3,985	2,977
Accrued compensation and benefits	2,090	1,958
Other liabilities	5,040	2,928

TOTAL LIABILITIES	833,961	786,133

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,628,870 shares issued and 5,946,193 shares outstanding at June 30, 2006; and 6,690,847 shares issued and 5,940,502 shares outstanding at December 31, 2005	49,603	49,598
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,921)	(5,261)
Accumulated other comprehensive loss, net of tax	(1,768)	(1,441)
Retained earnings	42,352	41,814

TOTAL SHAREHOLDERS' EQUITY	85,266	84,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 919,227	$ 870,843


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
 Consolidated Statements of Income
 (In Thousands, Except Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$ 10,414	$ 8,364	$ 20,407	$ 16,537
Securities available-for-sale	2,005	1,129	3,930	2,145
Securities held-to-maturity	723	812	1,465	1,654
Interest-bearing deposits	52	5	116	9
FHLB stock dividends	-	-	-	54

Total interest income	13,194	10,310	25,918	20,399

INTEREST EXPENSE
Deposits	3,277	1,599	6,276	2,856
Borrowed funds	3,821	2,723	7,146	5,193

Total interest expense	7,098	4,322	13,422	8,049

Net interest income	6,096	5,988	12,496	12,350

PROVISION FOR LOAN LOSSES	150	150	300	450

Net interest income after provision for loan losses	5,946	5,838	12,196	11,900

NON-INTEREST INCOME
Deposit service fees	897	971	1,701	1,845
Loan service fees	290	238	550	456
Insurance service fees	518	133	1,034	300
Investment service fees	163	124	284	256
Real estate lease income	281	119	564	184
Loss on sale of securities, net	-	(2)	-	(2)
Gain on sale of loans, net	46	109	52	316
Gain/(loss) on sale of premise and equipment, net	-	(2)	-	286
Other operating income	27	1	57	20

Total non-interest income	2,222	1,691	4,242	3,661

NON-INTEREST EXPENSE
Compensation and benefits	4,034	3,604	8,064	7,171
Office operations	1,308	1,312	2,606	2,752
Occupancy	635	472	1,275	960
Loan servicing	144	132	261	236
Outside and professional services	237	403	656	705
Marketing	222	238	451	563
Other operating expenses	523	408	1,071	1,055

Total non-interest expense	7,103	6,569	14,384	13,442

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,065	960	2,054	2,119

PROVISION FOR FEDERAL INCOME TAX	372	325	719	719
NET INCOME	$ 693	$ 635	$ 1,335	$ 1,400
EARNINGS PER COMMON SHARE
Basic	$ 0.12	$ 0.10	$ 0.23	$ 0.22
Diluted	$ 0.12	$ 0.10	$ 0.23	$ 0.22
Weighted average shares outstanding-Basic	5,924,609(1)	6,148,455(2)	5,927,839(1)	6,294,499(2)
Weighted average shares outstanding-Diluted	5,935,785(1)	6,150,112(2)	5,930,684(1)	6,316,767(2)
Dividends declared per share	$ 0.06	$ 0.06	$ 0.12	$ 0.12

            (1)    Weighted average shares outstanding (both Basic and Diluted) include 133,430 shares of the 324,000 restricted shares (net of forfeited shares) granted and issued under the 2004 Management Recognition Plan
                     ("MRP").

            (2)    Weighted average shares outstanding (both Basic and Diluted) include 67,335 shares of the 328,300 restricted shares (net of forfeited shares) granted and issued under the MRP.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,335	$ 1,400
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,825	1,831
Amortization of intangible assets	130	18
Provision for loan losses	300	450
FHLB stock dividends	-	(54)
Deferred income tax expense	27	26
Loss on sale of securities	-	2
Gain on sale of premises and equipment	-	(286)
Gain on sale of loans, net	(52)	(316)
Compensation for stock options	296	-
Compensation for restricted stock awards	522	530
Net amortization of premiums on securities	423	515
Change in operating assets and liabilities:
Accrued interest receivable	(80)	(58)
Other assets	(4,298)	(114)
Corporate drafts payable	1,008	(406)
Other liabilities	2,244	(4,345)

Net cash provided from/(used in) operating activities	3,680	(807)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales	-	11,156
Maturities, prepayments, and calls	3,172	5,916
Purchases	(9,088)	(29,751)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	4,581	6,054
Purchases of FHLB stock	-	(284)
Increase in loans, net	(32,972)	(33,174)
Proceeds from sales of loans	7,017	19,582
Purchases of premises and equipment	(2,691)	(2,061)
Proceeds from sales of premises and equipment	-	546
(Increase)/decrease in interest-bearing deposits with banks	(18,980)	855

Net cash used in investing activities	(48,961)	(21,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,401	28,889
Advances of borrowed funds	435,516	1,156,074
Repayments of borrowed funds	(402,341)	(1,152,237)
Earned ESOP shares released	340	340
Change in value of ESOP shares	147	156
Dividends paid	(797)	(856)
Common stock repurchased	(960)	(11,826)

Net cash provided from financing activities	43,306	20,540

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,975)	(1,428)

CASH AND CASH EQUIVALENTS (at beginning of period)	9,955	8,927

CASH AND CASH EQUIVALENTS (at end of period)	$ 7,980	$ 7,499


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In Thousands)

Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 13,861	$ 8,074

Income taxes	$ 1,060	$ 555

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized losses on securities available-for-sale	$ (503)	$ (117)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(In Thousands)

	Common Stock		Debt Related to ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss)
	Shares	Amount				Total

Balance, December 31, 2004	7,672,260	$ 64,672	$ (5,940)	$ 40,799	$ (725)	$98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
MRP forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity-Change in value of shares committed to be released		479				479
Dividends paid				(1,678)		(1,678)
Compensation for restricted stock awards		1,083				1,083
Comprehensive income:
Net income				2,693		2,693
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $369					(716)	(716)
Total comprehensive income						1,977
Balance, December 31, 2005	6,690,847	49,598	(5,261)	41,814	(1,441)	84,710

Common stock repurchased	(60,477)	(960)				(960)
MRP forfeitures	(1,500)
Earned ESOP shares released			340			340
ESOP activity-Change in value of shares committed to be released		147				147
Dividends paid				(797)		(797)
Compensation for restricted stock awards		522				522
Compensation for stock options		296				296
Comprehensive income:
Net income				1,335		1,335
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $176					(327)	(327)
Total comprehensive income						1,008
Balance, June 30, 2006	6,628,870	$ 49,603	$ (4,921)	$ 42,352	$ (1,768)	$85,266


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

        The Bank provides a full range of banking services to consumers and limited banking services to small- and medium-sized businesses and professionals. On July 17, 2006, the Bank opened a new full service branch office located in the Crossings shopping center in the City of Federal Way. The Bank now has 14 banking offices located in the Tacoma-Pierce County market and the City of Federal Way. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for condensed interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which were filed with the Securities and Exchange Commission ("SEC") on March 10, 2006 (the "Company's 2005 Form 10-K"). All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the June 30, 2006 presentation. These reclassifications have no effect on net income, equity, or earnings per share.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.

        Accounting for Stock-Based Compensation. Prior to the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the pro forma disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123 and, as such, did not recognize any compensation expense for employee stock options for all periods prior to January 1, 2006.

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

        The estimated fair value of options granted was determined as of the grant dates (August 17, 2005 and June 7, 2004) using a binomial pricing model with the following assumptions for the years ended December 31:

	2005	2004
Assumptions:
Option exercise price	$ 16.72	$ 16.26
Stock price on grant date	$ 16.72	$ 16.26
Annual dividend yield	1.40%	2.00%
Expected volatility	19.63%	21.95%
Risk-free interest rate	3.99%	4.39%
Employee attrition rate	5.00%	3.00%
Vesting period	5 years	5 years
Expected life	6 years	7 years
Contractual term	10 years	10 years

Estimated fair value of options	$ 3.92	$ 3.60


        The following represents the stock option activity and option price information for the year ended December 31, 2005 and the six months ended June 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	677,000	$ 16.26	$ 1,110,280

Granted	40,000	16.72
Exercised	-	-
Forfeited/expired	(9,000)	16.26

Balance at December 31, 2005	708,000	16.29	-

Granted	-	-
Exercised	-	-
Forfeited/expired	(37,600)	16.49

Balance at June 30, 2006	670,400	$ 16.27	$ 1,515,104

        At June 30, 2006, the market value of the Company's shares was $18.53 per share. Therefore, at June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $1.5 million and $590,000, respectively. The weighted average contractual life of exercisable option shares as of June 30, 2006 was 8.0 years. At December 31, 2005 and 2004, the market value of the Company's shares was $16.01 and $17.90, respectively. Therefore, at December 31, 2005, the stock options outstanding had no aggregate intrinsic value, and at December 31, 2004 had an aggregate intrinsic value of $1.1 million.

        Stock-based compensation expense from the SOP recognized by the Company in the Consolidated Statements of Income was $296,000 for the six months ending June 30, 2006 compared to the pro forma stock-based compensation expense of $526,000 for the six months ended June 30, 2005. On an after-tax basis, stock-based compensation was $192,000 for the six months ended June 30, 2006 with basic and diluted earnings per share of $0.23 compared to the pro forma stock-based compensation expense of $347,000 for the six months ended June 30, 2005 with basic and diluted earnings per share of $0.17.

        Financial data pertaining to the stock options at June 30, 2006 is as follows:
Number of Options	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
649,400	8.00	$ 16.26	259,760	$ 16.26
21,000	9.25	$ 16.72	-	$ -

        The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $708,000 and $1.1 million at June 30, 2006 and December 31, 2005, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP approved by shareholders in April 2004. Unallocated shares relating to the ESOP debt obligations are deducted in the calculation of weighted average shares outstanding.


        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:

Net Income	$ 693	$ 635	$ 1,335	$ 1,400

Denominator:

Denominator for basic net income per share:
Weighted average shares	5,924,609	6,148,455	5,927,839	6,294,499
Effect of dilutive securities:
Stock options	1,414	-	-	16,117
Restricted stock	9,762	1,657	2,845	6,151
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,935,785	6,150,112	5,930,684	6,316,767

Basic earnings per share	$ 0.12	$ 0.10	$ 0.23	$ 0.22

Diluted earnings per share	$ 0.12	$ 0.10	$ 0.23	$ 0.22

Note 6 - Cash Dividends

        On May 19, 2006, the Company announced a quarterly cash dividend of $0.06 cents per share payable on June 12, 2006 to shareholders of record on June 1, 2006.

Note 7 - Recently Issued Accounting Standards

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective for an entity's first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is not expected to have a material impact on our consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

        The following table sets forth certain information concerning the Company's consolidated financial condition at the dates indicated (dollars in thousands):

	At June 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
FINANCIAL CONDITION DATA:
Total assets	$ 919,227	$ 870,843	$ 48,384	5.6%
Investment securities	226,120	225,709	411	0.2
Interest-bearing deposits with banks	22,816	3,836	18,980	494.8
Loans, net	600,004	574,297	25,707	4.5
Deposits	449,431	438,030	11,401	2.6
Borrowed funds	373,415	340,240	33,175	9.8
Total shareholders' equity	85,266	84,710	556	0.7

        Total assets increased by $48.4 million, or 5.6%, to $919.2 million at June 30, 2006 from $870.8 million at December 31, 2005. This increase reflects loan portfolio growth of $25.7 million to $600.0 million from $574.3 million, and an increase of $411,000 in investment securities. Additionally, interest-bearing deposits increased $19.0 million, or 494.8%, to $22.8 million from $3.8 million. The growth in assets was funded by deposits, which increased $11.4 million to $449.4 million from $438.0 million, and FHLB of Seattle advances, which increased $33.2 million to $373.4 million from $340.2 million at December 31, 2005. Shareholders' equity increased $556,000 to $85.3 million at June 30, 2006 from $84.7 million at December 31, 2005.


Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At June 30, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 85,878	14.1%	$ 84,903	14.6%	$ 975	1.1%
Five or more family residential	165,344	27.2	158,997	27.3	6,347	4.0
Commercial	180,390	29.7	166,242	28.5	14,148	8.5
Total real estate	431,612	71.0	410,142	70.4	21,470	5.2

Real estate construction:
One-to four-family residential	57,624	9.5	53,247	9.1	4,377	8.2
Five or more family residential	4,927	0.8	4,859	0.8	68	1.4
Commercial	-	-	2,795	0.5	(2,795)	(100.0)
Total real estate construction	62,551	10.3	60,901	10.4	1,650	2.7

Consumer:
Automobile	34,137	5.6	39,429	6.8	(5,292)	(13.4)
Home equity loans	36,978	6.1	31,948	5.5	5,030	15.7
Credit cards	21,735	3.6	22,054	3.8	(319)	(1.4)
Other	8,655	1.3	9,196	1.6	(541)	(5.9)
Total consumer	101,505	16.6	102,627	17.7	(1,122)	(1.1)

Commercial/business	12,746	2.1	9,224	1.5	3,522	38.2

Subtotal	608,414	100.0%	582,894	100.0%	25,520	4.4

Less: allowance for loan losses	(8,410)		(8,597)		187	(2.2)

Loans, net	$ 600,004		$ 574,297		$ 25,707	4.5%
Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans		0.02%		0.02%
Non-performing assets as a percent of total assets		0.01%		0.02%
Allowance for loan losses as a percent of total loans		1.38%		1.47%
Allowance for loan losses as a percent of non-performing loans		8,581.63%		7,541.23%

        Our net loan portfolio increased $25.7 million, or 4.5%, to $600.0 million at June 30, 2006 from $574.3 million at December 31, 2005. This increase was primarily attributable to growth of our commercial real estate loans, which increased $14.1 million, or 8.5%; multi-family real estate loans, which increased $6.3 million, or 4.0%, and home equity loans, which increased $5.0 million, or 15.7%. Additional growth in the loan portfolio was generated in commercial/business loans, which were up $3.5 million or 38.2%, real estate construction loans, which increased $1.7 million, or 2.7%, and one-to-four family residential loans, which increased $975,000, or 1.1%. These increases were partially offset by a decline in the automobile loan portfolio, which decreased $5.3 million, or 13.4%. Total loans secured by real estate increased $28.2 million, or 5.6%, to $531.1 million at June 30, 2006 from $503.0 million at December 31, 2005.


        Investments. The following table sets forth the composition of the Company's investments at the dates indicated. The amortized cost of the available-for-sale investments reflects the net book value after a mark-to-market fair value adjustment. The Company's investment in the FHLB of Seattle's common stock is presented for reference purposes (dollars in thousands):

	At June 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Available-for-sale portfolio:
U. S. agency securities	$ 5,466	$ 5,495	$ (29)	(0.5)%
Corporate bonds	5,067	5,158	(91)	(1.8)
Trust preferred securities	113,155	104,306	8,849	8.5
Mortgage-backed securities	25,632	29,253	(3,621)	(12.4)
Total available-for-sale portfolio	149,320	144,212	5,108	3.5

Held-to-maturity portfolio:
U. S. agency securities	20,000	20,000	-	-
Municipal bonds	12,777	12,776	1	-
Mortgage-backed securities	44,023	48,721	(4,698)	(9.6)
Total held-to-maturity portfolio	76,800	81,497	(4,697)	(5.8)

Total investment securities	226,120	225,709	411	0.2

FHLB stock	13,712	13,712	-	-

Total investments	$ 239,832	$ 239,421	$ 411	0.2%

        Our investment securities portfolio increased by $411,000, or 0.2%, to $226.1 million at June 30, 2006 from $225.7 million at December 31, 2005. A total of $9.0 million of adjustable rate trust preferred securities was added to the portfolio during the first quarter of 2006, while mortgage-backed securities declined $8.3 million, or 10.7% to $69.7 million from $78.0 million primarily as a result of prepayments. All other securities reflected a net decrease of $119,000.

        Deposits. The following table sets forth the composition of the Company's deposits at the dates indicated (dollars in thousands):

	At June 30, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 32,449	7.2%	$ 31,065	7.1%	$ 1,384	4.5%
Interest-bearing checking	41,626	9.3	33,476	7.6	8,150	24.3
Savings accounts	33,002	7.3	34,214	7.8	(1,212)	(3.5)
Money market accounts	92,573	20.6	88,459	20.2	4,114	4.7
IRA accounts	5,943	1.3	6,830	1.6	(887)	(13.0)
Certificates of deposit	243,838	54.3	243,986	55.7	(148)	(0.1)
Total deposits	$ 449,431	100.0%	$ 438,030	100.0%	$ 11,401	2.6%

Core deposits	$ 205,593	45.7%	$ 194,044	44.3%	$ 11,549	6.0%
Non-core deposits	243,838	54.3	243,986	55.7	(148)	(0.1)
Total deposits	$ 449,431	100.0%	$ 438,030	100.0%	$ 11,401	2.6%

        Our deposits increased $11.4 million, or 2.6%, to $449.4 million at June 30, 2006 from $438.0 million at December 31, 2005. Interest-bearing deposits increased by $10.0 million, or 2.5% and non-interest bearing deposits were up $1.4 million. Our deposit mix at the end of the second quarter included 45.7% of relatively stable low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at June 30, 2006 included $46.4 million of brokered certificates of deposit, which were $5.8 million lower than the $52.2 million of brokered certificates of deposit at December 31, 2005.


        Borrowings. The FHLB of Seattle advances increased $33.2 million, or 9.8%, to $373.4 million at June 30, 2006 from $340.2 million at December 31, 2005. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowings from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

        Capital. Total shareholders' equity increased $556,000, or 0.7%, to $85.3 million at June 30, 2006 from $84.7 million at December 31, 2005. The increase in equity from December 31, 2005 to June 30, 2006 was primarily the result of net income of $1.3 million and was partially offset by $797,000 in cash dividends, or $0.12 per share, paid during the first and second quarters of 2006. As a result of these factors, and the $48.4 million increase in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased to 9.28% at June 30, 2006 compared to 9.73% at December 31, 2005.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
OPERATING DATA:
Net interest income	$ 6,096	$ 5,988	$ 108	1.8%
Non-interest income	2,222	1,691	531	31.4
Total revenue	8,318	7,679	639	8.3
Provision for loan losses	150	150	-	-
Non-interest expense	7,103	6,569	534	8.1
Net income	693	635	58	9.1

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Interest income:
Loans	$ 10,414	$ 8,364	$ 2,050	24.5%
Securities available-for-sale	2,005	1,129	876	77.6
Securities held-to-maturity	723	812	(89)	(11.0)
Interest-bearing deposits	52	5	47	940.0

Total interest income	13,194	10,310	2,884	28.0

Interest expense:
Deposits	3,277	1,599	1,678	104.9
Borrowed funds	3,821	2,723	1,098	40.3
Total interest expense	7,098	4,322	2,776	64.2
Net interest income	$ 6,096	$ 5,988	$ 108	1.8%

        Our net interest income was relatively unchanged at $6.1 million for the three months ended June 30, 2006, compared to $6.0 million for the three months ended June 30, 2005. The $108,000 increase in net interest income resulted from higher interest income of $2.9 million, which was largely offset by the increase in our interest expense. Our interest rate spread decreased to 2.53%, or 49 basis points, for the three months ended June 30, 2006, from 3.02% for the same period in 2005, due to the impact of rising short-term rates and a flat yield curve that caused our liability costs to rise more rapidly than our yields on earning assets. A $132.0 million increase in the average balance of interest-earning assets for the three months ended June 30, 2006 offset the impact of this margin compression and resulted in net interest income being relatively unchanged for the second quarter of 2006 compared to the same period one year ago.

       Interest Income. Our interest income increased $2.9 million, or 28.0%, to $13.2 million for the three months ended June 30, 2006 from $10.3 million for the three months ended June 30, 2005. Interest earned on loans for the three months ended June 30, 2006 and 2005 was $10.4 million and $8.4 million, respectively. The average yield on total loans was 6.92% for the three months ended


June 30, 2006 compared to 6.63% for the same period in 2005. The average balance of total loans also increased by $97.3 million to $602.4 million for the three months ended June 30, 2006 from $505.1 million for the same period in 2005.

        Interest income on investment securities (including mortgage-backed securities) increased $787,000, or 40.5%, to $2.7 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the three months ended June 30, 2006 and 2005 was $228.5 million and $197.7 million, respectively. The average yield on investment securities increased to 4.77% for the three months ended June 30, 2006 from 3.92% for the three months ended June 30, 2005.

        Interest expense. Our interest expense increased $2.8 million, or 64.2%, to $7.1 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005. In addition to an increase in the average balances of our deposits and borrowings, rising market rates increased our deposit and borrowing costs.

        Interest expense on deposits increased $1.7 million, or 104.9%, to $3.3 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The average cost of deposits increased 134 basis points to 3.26% for the three months ended June 30, 2006 from 1.92% for the three months ended June 30, 2005. This increase in deposit costs for the three months ended June 30, 2006 was primarily a result of a $57.4 million increase in the average balances of higher cost certificates of deposit and brokered deposit accounts, partially offset by a smaller increase of $13.6 million during the same period for lower cost core deposits.

       Interest expense on borrowed funds increased $1.1 million, or 40.3%, to $3.8 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. The average balances of FHLB of Seattle advances were $367.7 million in the quarter ended June 30, 2006, an increase of $66.0 million from $301.7 million for the three months ended June 30, 2005. In addition to the increased balances, the cost of borrowed funds increased by 54 basis points to 4.16% for the three months ended June 30, 2006 from 3.62% for the three months ended June 30, 2005 as short-term market rates rose.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Allowance at beginning of period	$ 8,487	$ 9,027	$ (540)	(6.0)%
Provision for loan losses	150	150	-	-
Recoveries	55	33	22	66.7
Charge-offs	(282)	(411)	129	(31.4)
Allowance at end of period	$ 8,410	$ 8,799	$ (389)	(4.4)%

        Our provision for loan losses was unchanged for the three months ended June 30, 2006 from $150,000 for the three months ended June 30, 2005. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address both the $12.7 million increase in total loans for the three months ended June 30, 2006 and the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.38% at June 30, 2006 from 1.47% at December 31, 2005. At June 30, 2006, the allowance for loan losses totaled $8.4 million compared to $8.6 million at December 31, 2005.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Deposit service fees	$ 897	$ 971	$ (74)	(7.6)%
Loan service fees	290	238	52	21.8
Insurance service fees	518	133	385	289.5
Investment service fees	163	124	39	31.5
Real estate lease income	281	119	162	136.1
Loss on sale of securities, net	-	(2)	2	100.0
Gain on sale of loans, net	46	109	(63)	(57.8)
Loss on sale of premises and equipment, net	-	(2)	2	100.0
Other operating income	27	1	26	2,600.0
Total non-interest income	$ 2,222	$ 1,691	$ 531	31.4%


        Our non-interest income for the three months ended June 30, 2006 increased $531,000, or 31.4%, to $2.2 million from $1.7 million for the three months ended June 30, 2005. This increase was primarily a result of increases in insurance service fees of $385,000 and real estate lease income of $162,000. The purchase of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006, was the primary contributor to the increase in insurance service fee income. The Tacoma administrative office was fully leased during the first six months of 2006, which contributed $146,000 of the $162,000 increase in real estate lease income. Partially offsetting these increases was a $63,000 decline in the gain on sale of loans for the comparative periods as a result of a lower level of originations of single family loans. Additionally, deposit services fees decreased $74,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net increase of $121,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Compensation and benefits	$ 4,034	$ 3,604	$ 430	11.9%
Office operations	1,308	1,312	(4)	(0.3)
Occupancy	635	472	163	34.5
Loan servicing	144	132	12	9.1
Outside and professional services	237	403	(166)	(41.2)
Marketing	222	238	(16)	(6.7)
Other operating expenses	523	408	115	28.2
Total non-interest expense	$ 7,103	$ 6,569	$ 534	8.1%

        Non-interest expense increased $534,000, or 8.1%, to $7.1 million for the three months ended June 30, 2006 from $6.6 million for the three months ended June 30, 2005. The increase in the current quarter was primarily attributable to an increase in compensation and benefits of $430,000 and a $163,000 increase in occupancy expense.

        Compensation and benefits increased $430,000, or 11.9%, to $4.0 million for the three months ended June 30, 2006 from $3.6 million for the three months ended June 30, 2005. More than half of the increase in compensation and benefits were related to two items: $128,000 of compensation and benefit costs related to the 13 additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies, and the expensing of previously granted stock options to employees and directors that totaled $139,000 for the quarter.

        Occupancy expense increased $163,000, or 34.5%, primarily as a result of an $69,000 increase in the amortization of capitalized tenant and leasehold improvements, a $19,000 increase in occupancy expense related to the acquisition of the Christopherson-Boze and Holman Insurance Agencies, and a $44,000 increase in utilities and building and janitorial maintenance.

        All other non-interest expenses decreased by a net of $59,000. The $166,000 decrease in outside and professional services expense was partially offset by a $115,000 increase in other operating expense which was partially caused by a $56,000 increase in the amortization of our intangible assets. Office operations, loan servicing expense and marketing were relatively unchanged between the three months ended June 30, 2006 and the same period a year before.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Average	Average	Average	Average	$ Increase (Decrease)	% Increase (Decrease)
	Balance	Yield/Cost	Balance	Yield/Cost
INTEREST-EARNING ASSETS
Total loans	$ 602,370	6.92%	$ 505,111	6.63%	$ 97,259	19.3%
Investment securities	228,535	4.77	197,664	3.92	30,871	15.6
FHLB stock	13,712	-	13,679	-	33	0.2
Interest-bearing deposits	4,626	4.38	761	2.61	3,865	507.9
Total interest-earning assets	849,243	6.22	717,215	5.75	132,028	18.4

Non-interest-earning assets	52,863		45,259		7,604	16.8

Total assets	$ 902,106		$ 762,474		$ 139,632	18.3%

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 403,443	3.26	$ 333,769	1.92	$ 69,674	20.9%
FHLB advances	367,661	4.16	301,715	3.62	65,946	21.9
Total interest-bearing liabilities	771,104	3.69	635,484	2.73	135,620	21.3

Non-interest bearing liabilities:
Non-interest bearing checking	29,957		28,665		1,292	4.5
Other	16,092		10,245		5,847	57.1
Total non-interest bearing liabilities	46,049		38,910		7,139	18.3

Total liabilities	817,153		674,394		142,759	21.2

Equity	84,953		88,080		(3,127)	(3.6)

Total liabilities and equity	$ 902,106		$ 762,474		$ 139,632	18.3%

Net interest income	$ 6,096		$ 5,988		$ 108	1.8%
Interest rate spread		2.53%		3.02%
Net interest margin	2.87%		3.33%

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
OPERATING DATA:
Net interest income	$ 12,496	$12,350	$146	1.2%
Non-interest income	4,242	3,661	581	15.9
Total revenue	16,738	16,011	727	4.5
Provision for loan losses	300	450	(150)	(33.3)
Non-interest expense	14,384	13,442	942	7.0
Net income	1,335	1,400	(65)	(4.6)


        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Interest income:
Loans	$ 20,407	$ 16,537	$ 3,870	23.4%
Securities available-for-sale	3,930	2,145	1,785	83.2
Securities held-to-maturity	1,465	1,654	(189)	(11.4)
Interest-bearing deposits	116	9	107	1,188.9
FHLB stock dividends	-	54	(54)	(100.0)

Total interest income	25,918	20,399	5,519	27.1

Interest expense:
Deposits	6,276	2,856	3,420	119.7
Borrowed funds	7,146	5,193	1,953	37.6
Total interest expense	13,422	8,049	5,373	66.8

Net interest income	$ 12,496	$ 12,350	$ 146	1.2%

        Our net interest income increased slightly to $12.5 million for the six months ended June 30, 2006, compared to $12.4 million for the six months ended June 30, 2005. The $146,000 increase in net interest income resulted from higher interest income of $5.5 million, and was largely offset by the $5.4 million increase in our interest expense. Our interest rate spread decreased to 2.61%, or 54 basis points, for the six months ended June 30, 2006 compared to 3.15% for the same period in 2005. A $133.0 million increase in the average balance of interest-earning assets for the six months ended June 30, 2006 offset the margin compression and resulted in net interest income being relatively unchanged for the six months ended June 30, 2006 compared to the same period one year ago.

         Interest Income. Our interest income increased $5.5 million, or 27.1%, to $25.9 million for the six months ended June 30, 2006 from $20.4 million for the six months ended June 30, 2005. Interest earned on loans for the six months ended June 30, 2006 and 2005 was $20.4 million and $16.5 million, respectively. The average yield on total loans was 6.86% for the six months ended June 30, 2006 compared to 6.59% for the same period in 2005. The average balance of total loans also increased by $93.5 million to $596.8 million for the six months ended June 30, 2006 from $503.3 million for the same period in 2005.

        Interest income on investment securities (including mortgage-backed securities) increased $1.6 million, or 42.0%, to $5.4 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the six months ended June 30, 2006 and 2005 was $229.9 million and $195.2 million, respectively. The average yield on investment securities increased to 4.69% for the six months ended June 30, 2006 from 3.89% for the six months ended June 30, 2005.

        Interest Expense. Our interest expense increased $5.4 million, or 66.8%, to $13.4 million for the six months ended June 30, 2006 from $8.0 million for the six months ended June 30, 2005. The increase was attributable to higher rates paid on deposits and borrowings due to rising market interest rates.

        Interest expense on deposits increased $3.4 million, or 119.7%, to $6.3 million for the six months ended June 30, 2006 from $2.9 million for the six months ended June 30, 2005. The cost of deposits increased 134 basis points to 3.10% for the six months ended June 30, 2006 from 1.76% for the six months ended June 30, 2005. This increase in deposit costs for the six months ended June 30, 2006 was primarily a result of a $73.4 million increase in the average balances of higher cost certificates of deposit and brokered deposit accounts, partially offset by a smaller increase of $9.3 million during the same period for lower cost core deposits.

       Interest expense on borrowed funds increased $1.9 million, or 37.6%, to $7.1 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005. The average balances of FHLB of Seattle advances were $359.2 million during the six months ended June 30, 2006, an increase of $59.3 million from $299.9 million for the six months ended June 30, 2005. In addition to the increased balances, the cost of borrowed funds increased 52 basis points to 4.01% for the six months ended June 30, 2006 from 3.49% for the six months ended June 30, 2005 as short-term market rates rose.


        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Allowance at beginning of period	$ 8,597	$ 8,981	$ (384)	(4.3)%
Provision for loan losses	300	450	(150)	(33.3)
Recoveries	139	187	(46)	(24.9)
Charge-offs	(626)	(819)	191	(23.4)
Allowance at end of period	$ 8,410	$ 8,799	$ (389)	(4.4)%

        Our provision for loan losses decreased $150,000, or 33.3%, to $300,000 for the six months ended June 30, 2006 from $450,000 for the six months ended June 30, 2005. The provision was lower for the current six month period as a result of improved credit quality of the loan portfolio. The provision was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address both the $25.5 million increase in total loans to $608.4 million from $582.9 million and the inherent credit risk in the loan portfolio.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Deposit service fees	$ 1,701	$ 1,845	$ (144)	(7.8)%
Loan service fees	550	456	94	20.6
Insurance service fees	1,034	300	734	244.7
Investment service fees	284	256	28	10.9
Real estate lease income	564	184	380	206.5
Loss on sale of securities, net	-	(2)	2	100.0
Gain on sale of loans, net	52	316	(264)	(83.5)
Gain on sale of premises and equipment, net	-	286	(286)	(100.0)
Other operating income	57	20	37	185.0
Total non-interest income	$ 4,242	$ 3,661	$ 581	15.9%

        Our non-interest income for the six months ended June 30, 2006 increased $581,000, or 15.9% to $4.2 million for the six months ended June 30, 2006 from $3.7 million during the same period a year ago. This increase was primarily a result of increases in insurance service fees of $734,000 and real estate lease income of $380,000. The acquisition of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006, lead to the increase in insurance service fee income. Tenant rental income from our downtown Tacoma administration building is responsible for nearly all of the $380,000 increase in real estate lease income as our administration building was fully leased for the entire six month period in 2006. The $264,000 decrease in the gain on sale of loans is the result of a lower level of single-family loan originations during the first six months of 2006 compared to 2005 as the rising interest rate environment reduced refinancing activity. Additionally, we experienced decreases in the gain on sale of premises and equipment of $286,000 and deposit service fees of $144,000. In the six months ended June 30, 2005, we sold our old downtown Tacoma branch and recognized a gain on sale of premises of $288,000. All other categories of non-interest income reflected a net increase of $161,000.


        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Compensation and benefits	$ 8,064	$ 7,171	$ 893	12.5%
Office operations	2,606	2,752	(146)	(5.3)
Occupancy	1,275	960	315	32.8
Loan servicing	261	236	25	10.6
Outside and professional services	656	705	(49)	(7.0)
Marketing	451	563	(112)	(19.9)
Other operating expenses	1,071	1,055	16	1.5
Total non-interest expense	$ 14,384	$ 13,442	$ 942	7.0%

        Non-interest expense increased $942,000, or 7.0%, to $14.4 million for the six months ended June 30, 2006 from $13.4 million for the six months ended June 30, 2005. The increase during this period was primarily attributable to an increase in compensation and benefits of $893,000. Other changes include a $315,000 increase in occupancy expense and decreases of $146,000 and $112,000 for office operations and marketing, respectively. All other non-interest expenses reflected a net decrease of $8,000.

        Compensation and benefits increased $893,000, or 12.5%, to $8.1 million for the six months ended June 30, 2006 from $7.2 million for the six months ended June 30, 2005. A significant portion of the increased compensation and benefit costs is attributable to two items: $306,000 of compensation and benefit costs related to the 13 additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies, and the expensing of previously granted stock options to employees and directors that totaled $296,000 for the six months ended June 30, 2006.

        Occupancy expense increased $315,000, or 32.8%, to $1.3 million for the six months ended June 30, 2006. This increase was primarily a result of a $154,000 increase in the amortization of capitalized tenant and leasehold improvements, a $38,000 increase in rent expense related to the acquisition of the Christopherson-Boze and Holman Insurance Agencies, a $57,000 increase in utilities expense, and other increases in building and janitorial maintenance.

        Office operations expense decreased $146,000, or 5.3%, to $2.6 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. This decrease was primarily related to a $142,000 decrease in the depreciation of software and computer equipment.

        Marketing expense decreased $112,000, or 19.9% to $451,000 for the six months ended June 30, 2006 from $563,000 for the six months ended June 30, 2005.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
	Average	Average	Average	Average	$ Increase (Decrease)	% Increase (Decrease)
	Balance	Yield/Cost	Balance	Yield/Cost
INTEREST-EARNING ASSETS
Total loans	$ 596,776	6.86%	$ 503,251	6.59%	$ 93,525	18.6%
Investment securities	229,887	4.69	195,176	3.89	34,711	17.8
FHLB stock	13,712	-	13,548	0.80	164	1.2
Interest-bearing deposits	5,278	4.36	692	2.60	4,586	662.7
Total interest-earning assets	845,653	6.14	712,667	5.74	132,986	18.7

Non-interest-earning assets	49,976		45,337		4,639	10.2

Total assets	$ 895,629		$ 758,004		$ 137,625	18.2%

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$ 408,172	3.10	$ 326,275	1.76	$ 81,897	25.1%
FHLB advances	359,153	4.01	299,868	3.49	59,285	19.8
Total interest-bearing liabilities	767,325	3.53	626,143	2.59	141,182	22.5

Non-interest bearing liabilities:
Non-interest bearing checking	29,395		28,583		812	2.8
Other	13,958		12,357		1,601	13.0
Total non-interest bearing liabilities	43,353		40,940		2,413	5.9

Total liabilities	810,678		667,083		143,595	21.5

Equity	84,951		90,921		(5,970)	(6.6)

Total liabilities and equity	$ 895,629		$ 758,004		$ 137,625	18.2%

Net interest income	$ 12,496		$ 12,350		$ 146	1.2%
Interest rate spread		2.61%		3.15%
Net interest margin	2.94%		3.47%

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

        Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, borrowed funds from the FHLB, other collateralized borrowing, and brokered deposits. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At June 30, 2006, we were in compliance with our collateral requirements. We maintained a credit facility with the FHLB equal to 50.0% of the Bank's total assets, contingent on the Bank meeting collateral requirements, with an unused portion of the facility amounting to 9.3% of the Bank's total assets, or $84.9 million. The Bank also established an additional $100.0 million credit line collateralized by specific investment securities with the Fortis Group in May 2006 as an additional source of liquidity. There were no outstanding balances on this credit line at June 30, 2006. In addition, we held available-for-sale investment securities and readily saleable loans for liquidity purposes.


        Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the FHLB or other sources, the sale of mortgage loans or investments, and brokered deposits. At June 30, 2006, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $243.8 million or 54.3% of total deposits, including $46.4 million of brokered deposits which are scheduled to mature by December 31, 2006. We have used brokered deposits and also borrowed from the FHLB to supplement retail deposit funding. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, the Company repurchased 500 shares of its common stock during the quarter ended June 30, 2006. For information regarding the Company's repurchase plan, see "Common Stock Repurchases" contained in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under Part II - Other Information of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of June 30, 2006, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $85.3 million at June 30, 2006, or 9.28% of total assets on that date. Our regulatory capital ratios at June 30, 2006, were as follows: Tier I leverage of 8.95%; Tier I risk-based capital of 11.64%; and total risk-based capital of 12.86%.

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

        The Bank is exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At June 30, 2006, there were no material changes in the Bank's market risk from the information provided in the Company's 2005 Form 10-K which was filed with the SEC on March 10, 2006.

        At June 30, 2006, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ Global Securities Market under the symbol "RPFG". As of June 30, 2006, there were 6,628,870 shares of common stock issued, including 492,107 unearned ESOP shares and 190,570 unvested restricted shares granted under the MRP. During the quarter ended June 30, 2006, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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

        The following table sets forth information about the Company's repurchases of its outstanding common stock during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2006 - April 30, 2006	500	$ 17.70	500	280,260
May 1, 2006 - May 31, 2006	-		-	280,260
June 1, 2006 - June 30, 2006	-		-	280,260

Total	500	$ 17.70	500

(1)	The Company announced its intention to purchase an additional 5% of its outstanding shares of common stock (307,000) on February 22, 2006. This sixth repurchase plan is expected to be completed over a 12 month period. At June 30, 2006, there were 280,260 shares remaining to be purchased under this repurchase program.


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

                  ________
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

                                                                                                                Rainier Pacific Financial Group, Inc.

August 1, 2006                                                                                      /s/John A. Hall
                                                                                                                John A. Hall
                                                                                                                President and Chief Executive Officer
                                                                                                                (Principal Executive Officer)

August 1, 2006                                                                                      /s/Joel G. Edwards
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

Date: August 1, 2006                                                                                                    /s/John A. Hall
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

Date: August 1, 2006                                                                                                  /s/ Joel G. Edwards
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

Dated: August 1, 2006
