Form 10-Q
period 2006-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2006-11-03
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                        For the quarterly period ended  September 30, 2006

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

            Yes ___     No   X   .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of September 30, 2006

Common stock, no par value	6,617,670 *

*  Includes 475,133 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 173,488 restricted shares granted under the Rainier
    Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In Thousands)

	At September 30,	At December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$ 11,964	$ 9,955
Interest-bearing deposits with banks	2,782	3,836
Securities available-for-sale	148,617	144,212
Securities held-to-maturity (fair value of $53,638 at September 30, 2006 and $79,885 at December 31, 2005)	54,811	81,497
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	13,712	13,712

Loans	628,707	582,894
Less: allowance for loan losses	(8,414)	(8,597)
Loans, net	620,293	574,297

Premises and equipment, net	35,094	34,307
Accrued interest receivable	4,154	3,861
Other assets	9,648	5,166

TOTAL ASSETS	$ 901,075	$ 870,843

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$ 32,205	$ 31,065
Interest-bearing	426,289	406,965
Total Deposits	458,494	438,030

Borrowed funds	341,670	340,240
Corporate drafts payable	5,778	2,977
Accrued compensation and benefits	2,347	1,958
Other liabilities	6,041	2,928

TOTAL LIABILITIES	814,330	786,133

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,617,670 shares issued and 5,969,049 shares outstanding at September 30, 2006; and 6,690,847 shares issued and 5,940,502 shares outstanding at December 31, 2005	49,864	49,598
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,751)	(5,261)
Accumulated other comprehensive loss, net of tax	(1,071)	(1,441)
Retained earnings	42,703	41,814

TOTAL SHAREHOLDERS' EQUITY	86,745	84,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 901,075	$ 870,843


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$ 11,206	$ 8,953	$ 31,613	$ 25,490
Securities available-for-sale	2,187	1,162	6,117	3,307
Securities held-to-maturity	617	780	2,082	2,434
Interest-bearing deposits	168	20	284	29
FHLB stock dividends	-	-	-	54

Total interest income	14,178	10,915	40,096	31,314

INTEREST EXPENSE
Deposits	3,879	2,015	10,155	4,871
Borrowed funds	3,986	2,925	11,132	8,118

Total interest expense	7,865	4,940	21,287	12,989

Net interest income	6,313	5,975	18,809	18,325

PROVISION FOR LOAN LOSSES	150	150	450	600

Net interest income after provision for loan losses	6,163	5,825	18,359	17,725

NON-INTEREST INCOME
Deposit service fees	932	976	2,633	2,821
Loan service fees	308	267	858	723
Insurance service fees	545	139	1,579	439
Investment service fees	179	128	463	384
Real estate lease income	277	192	841	382
Gain/(loss) on sale of securities, net	3	-	3	(2)
Gain on sale of loans, net	23	122	75	438
Gain/(loss) on sale of premises and equipment, net	7	(2)	7	284
Other operating income	29	12	86	26

Total non-interest income	2,303	1,834	6,545	5,495

NON-INTEREST EXPENSE
Compensation and benefits	3,935	3,575	11,999	10,746
Office operations	1,385	1,368	3,991	4,120
Occupancy	666	567	1,941	1,527
Loan servicing	125	127	386	363
Outside and professional services	291	316	947	1,021
Marketing	276	254	727	817
Other operating expenses	633	520	1,704	1,575

Total non-interest expense	7,311	6,727	21,695	20,169

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,155	932	3,209	3,051

PROVISION FOR FEDERAL INCOME TAX	404	319	1,123	1,038

NET INCOME	$ 751	$ 613	$ 2,086	$ 2,013
EARNINGS PER COMMON SHARE
Basic	$ 0.13	$ 0.10	$ 0.35	$ 0.32
Diluted	$ 0.13	$ 0.10	$ 0.35	$ 0.32
Weighted average shares outstanding- Basic	5,951,363(1)	6,101,912(2)	5,935,680(1)	6,230,303(2)
Weighted average shares outstanding- Diluted	5,993,987(1)	6,130,394(2)	5,941,717(1)	6,265,814(2)
Dividends declared per share	$ 0.06	$ 0.06	$ 0.18	$ 0.18

(1)	Weighted average shares outstanding (both Basic and Diluted) include 149,313 shares of the 322,800 restricted shares (net of forfeited shares) granted and issued under the 2004 Management Recognition Plan ("MRP").

(2)	Weighted average shares outstanding (both Basic and Diluted) include 83,217 shares of the 326,300 restricted shares (net of forfeited shares) granted and issued under the MRP.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,086	$ 2,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,817	2,747
Amortization of intangible assets	195	26
Provision for loan losses	450	600
FHLB stock dividends	-	(54)
Deferred income tax expense	40	21
(Gain)/loss on sale of securities	(3)	2
Gain on sale of premises and equipment	(7)	(284)
Gain on sale of loans, net	(75)	(438)
Compensation expense for stock options	389	-
Compensation expense for restricted stock awards	779	795
Net amortization of premiums on securities	625	754
Change in operating assets and liabilities:
Accrued interest receivable	(293)	12
Other assets	(4,917)	(397)
Corporate drafts payable	2,801	(669)
Other liabilities	3,502	(3,380)

Net cash provided from operating activities	8,389	1,748

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Sales	10,000	11,156
Maturities, prepayments, and calls	4,797	9,314
Purchases	(19,089)	(29,751)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	26,521	9,152
Purchases of FHLB stock	-	(284)
Increase in loans, net	(58,358)	(71,506)
Proceeds from sales of loans	11,987	33,065
Purchases of premises and equipment	(3,604)	(3,471)
Proceeds from sales of premises and equipment	7	567
Decrease in interest-bearing deposits with banks	1,054	773

Net cash used in investing activities	(26,685)	(40,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,464	50,151
Advances of borrowed funds	629,516	1,814,789
Repayments of borrowed funds	(628,086)	(1,809,785)
Earned ESOP shares released	510	510
Change in value of ESOP shares	241	229
Dividends paid	(1,197)	(1,275)
Common stock repurchased	(1,143)	(15,246)

Net cash provided from financing activities	20,305	39,373

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,009	136

CASH AND CASH EQUIVALENTS (at beginning of the period)	9,955	8,927

CASH AND CASH EQUIVALENTS (at end of period)	$ 11,964	$ 9,063


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In Thousands)

Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 21,092	$ 13,034

Income taxes	$ 1,430	$ 1,020

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Gains unrealized gain/(loss) on securities available-for-sale	$ 569	$ (547)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(In Thousands)

	Common Stock		Debt Related to ESOP	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount			Income/(Loss)	Total

Balance, December 31, 2004	7,672,260	$64,672	$(5,940)	$40,799	$(725)	$98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
MRP restricted stock forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity-Change in value of shares committed to be released		479				479
Dividends paid				(1,678)		(1,678)
Compensation expense for restricted stock awards		1,083				1,083
Comprehensive income:
Net income				2,693		2,693
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $369					(716)	(716)
Total comprehensive income						1,977
Balance, December 31, 2005	6,690,847	49,598	(5,261)	41,814	(1,441)	84,710

Common stock repurchased	(70,477)	(1,143)				(1,143)
MRP restricted stock forfeitures	(2,700)
Earned ESOP shares released			510			510
ESOP activity-Change in value of shares committed to be released		241				241
Dividends paid				(1,197)		(1,197)
Compensation expense for restricted stock awards		779				779
Compensation expense for stock options		389				389
Comprehensive income:
Net income				2,086		2,086
Other comprehensive income:
Change in unrealized gain on securities, net of tax of $199					370	370
Total comprehensive income						2,456
Balance, September 30, 2006	6,617,670	$49,864	$(4,751)	$42,703	$(1,071)	$86,745


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

        The Bank provides a full range of banking services to consumers and limited banking services to small- and medium-sized businesses and professionals. On July 17, 2006, the Bank opened a new full service branch office located in the Federal Way Crossings shopping center. The Bank now has 14 banking offices located in the Tacoma-Pierce County market and the City of Federal Way. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services, respectively.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which were filed with the Securities and Exchange Commission ("SEC") on March 10, 2006 (the "Company's 2005 Form 10-K"). All significant inter-company transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the September 30, 2006 presentation. These reclassifications have no effect on net income, equity, or earnings per share.

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

        In connection with the conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the financial statements contained in the Company's Registration Statement on Form S-1 filed with the SEC on June 20, 2003. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.

Note 4 - Stock-Based Compensation

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

        On June 7, 2004, the Company granted non-qualified stock options of 351,750 shares of common stock to certain employees and directors and granted incentive stock options of 328,250 shares of common stock to certain employees under the Company's 2004 Stock Option Plan ("SOP"). The fair market value of the Company's common stock on the date of grant was $16.26. On August 17, 2005, the Company granted additional incentive stock options of 40,000 shares of common stock to certain employees. The fair market value of the Company's common stock on the date of grant was $16.72. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. Options are granted using an exercise price of the fair market value on the date of grant and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

        The estimated fair value of options granted was determined as of the grant dates using a binomial pricing model with the following assumptions:

	Options Granted
	August 17, 2005	June 7, 2004
Assumptions:
Option exercise price	$ 16.72	$ 16.26
Stock price on grant date	$ 16.72	$ 16.26
Annual dividend yield	1.40%	2.00%
Expected volatility	19.63%	21.95%
Risk-free interest rate	3.99%	4.39%
Employee attrition rate	5.00%	3.00%
Vesting period	5 years	5 years
Expected life	6 years	7 years
Contractual term	10 years	10 years

Estimated fair value of options	$ 3.92	$ 3.60


        The following represents the stock option activity and option exercise price information for the year ended December 31, 2005 and the nine months ended September 30, 2006:

	Number of Outstanding Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	677,000	$ 16.26	$1,110,280

Granted	40,000	16.72
Exercised	-	-
Forfeited/expired	(9,000)	16.26

Balance at December 31, 2005	708,000	16.29	$ N/A

Granted	-	-
Exercised	-	-
Forfeited/expired	(47,400)	16.44

Balance at September 30, 2006	660,600	$ 16.27	$1,274,958

        At September 30, 2006, the market value of the Company's shares was $18.20 per share. Therefore, at September 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $1.3 million and $502,000, respectively. The weighted average contractual life of exercisable option shares as of September 30, 2006 was 7.77 years. At December 31, 2005 and 2004, the market value of the Company's shares was $16.01 and $17.90, respectively. Therefore, at December 31, 2005, the stock options outstanding had no aggregate intrinsic value, and at December 31, 2004 the stock options outstanding had an aggregate intrinsic value of $1.1 million.

        Stock-based compensation expense from the SOP recognized by the Company in the Consolidated Statements of Income was $389,000 for the nine months ending September 30, 2006 compared to the pro forma stock-based compensation expense of $686,000 for the nine months ended September 30, 2005. On an after-tax basis, stock-based compensation expense was $253,000 for the nine months ended September 30, 2006 compared with the pro forma expense of $453,000 for the nine months ended September 30, 2005.

Financial data pertaining to the stock options at September 30, 2006 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	639,600	7.75	$ 16.26	255,840	$16.26
2005	21,000	9.00	$ 16.72	4,200	$16.72
	660,600	7.77	$ 16.27	260,040	$16.27

        The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $608,000 and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

        The remaining unrecognized compensation expense for MRP restricted stock was approximately $3.8 million and $4.6 million at September 30, 2006 and December 31, 2005, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include stock options and restricted stock awards granted under the SOP and the MRP approved by shareholders in April 2004. Unallocated shares relating to the ESOP debt obligations are deducted in the calculation of weighted average shares outstanding.


        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:

Net Income	$ 751	$ 613	$ 2,086	$ 2,013

Denominator:

Denominator for basic earnings per share:
Weighted average shares	5,951,363	6,101,912	5,935,680	6,230,303
Effect of dilutive securities:
Stock options	29,754	7,969	-	13,541
Restricted stock	12,870	20,513	6,037	21,970
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,993,987	6,130,394	5,941,717	6,265,814

Basic earnings per share	$ 0.13	$ 0.10	$ 0.35	$ 0.32

Diluted earnings per share	$ 0.13	$ 0.10	$ 0.35	$ 0.32

Note 6 - Cash Dividends

        On August 15, 2006, the Company announced a quarterly cash dividend of $0.06 cents per share payable on September 11, 2006 to shareholders of record on August 29, 2006.

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

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset is created by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective for an entity's first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is not expected to have a material impact on our consolidated financial statements.


        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; levels of non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed from time to time in our filings with the Securities Exchange Commission. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements. These risks could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

        The following table sets forth certain information concerning the Company's consolidated financial condition at the dates indicated (dollars in thousands):

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
FINANCIAL CONDITION DATA:
Total assets	$ 901,075	$ 870,843	$ 30,232	3.5%
Investment securities	203,428	225,709	(22,281)	(9.9)
Interest-bearing deposits with banks	2,782	3,836	(1,054)	(27.5)
Loans, net	620,293	574,297	45,996	8.0
Deposits	458,494	438,030	20,464	4.7
Borrowed funds	341,670	340,240	1,430	0.4
Total shareholders' equity	86,745	84,710	2,035	2.4

        Total assets increased by $30.2 million, or 3.5%, to $901.0 million at September 30, 2006 from $870.8 million at December 31, 2005. This increase reflects loan portfolio growth of $46.0 million to $620.3 million from $574.3 million, partially offset by a decrease of $22.3 million in investment securities. The growth in loans was primarily funded by maturing investment securities and increased customer deposits. Deposits increased $20.5 million to $458.5 million from $438.0 million, resulting from increases in interest-bearing customer deposits. Shareholders' equity increased $2.0 million to $86.7 million at September 30, 2006 from $84.7 million at December 31, 2005, primarily due to the net income earned during the nine months ended September 30, 2006.


        Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At September 30, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 85,387	13.6%	$ 84,903	14.6%	$ 484	0.6%
Five or more family residential	162,741	25.9	158,997	27.3	3,744	2.4
Commercial	190,563	30.3	166,242	28.5	24,321	14.6
Total real estate	438,691	69.8	410,142	70.4	28,549	7.0

Real estate construction:
One-to four-family residential	67,270	10.6	53,247	9.1	14,023	26.3
Five or more family residential	4,720	0.8	4,859	0.8	(139)	(2.9)
Commercial	-	-	2,795	0.5	(2,795)	(100.0)
Total real estate construction	71,990	11.4	60,901	10.4	11,089	18.2

Consumer:
Automobile	33,656	5.3	39,429	6.8	(5,773)	(14.6)
Home equity loans	41,571	6.6	31,948	5.5	9,623	30.1
Credit cards	21,965	3.5	22,054	3.8	(89)	(0.4)
Other	8,593	1.4	9,196	1.6	(603)	(6.6)
Total consumer	105,785	16.8	102,627	17.7	3,158	3.1

Commercial/business	12,241	2.0	9,224	1.5	3,017	32.7

Subtotal	628,707	100.0%	582,894	100.0%	45,813	7.9

Less: allowance for loan losses	(8,414)		(8,597)		183	(2.1)

Loans, net	$ 620,293		$ 574,297		$ 45,996	8.0%
Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans		0.03%		0.02%
Non-performing assets as a percent of total assets		0.02%		0.02%
Allowance for loan losses as a percent of total loans		1.34%		1.47%
Allowance for loan losses as a percent of non-performing loans		4,337.11%		7,541.23%

        Our net loan portfolio increased $46.0 million, or 8.0%, to $620.3 million at September 30, 2006 from $574.3 million at December 31, 2005. This increase was primarily attributable to the growth of our commercial real estate loans, which increased $24.3 million or 14.6%; one- to four-family residential construction loans, which increased $14.0 million, or 26.3%; and home equity loans, which increased $9.6 million, or 30.1%. Additional growth in the loan portfolio was generated in multi-family real estate loans, which increased $3.7 million or 2.4%; commercial/business loans, which increased $3.0 million, or 32.7%; and one- to four-family residential loans, which increased $484,000, or 0.6%. These increases were partially offset by a decline in the automobile loan portfolio, which decreased $5.8 million, or 14.6% and commercial residential and non-residential construction loans, which decreased $2.9 million, or 100.0%. Total loans secured by real estate increased $49.3 million, or 9.8%, to $552.3 million at September 30, 2006 from $503.0 million at December 31, 2005. Subject to market conditions, we will continue to focus on growing our real estate secured loans, primarily five or more family residential properties (multi-family), commercial real estate, and construction loans.


        Investments. The following table sets forth the composition of the Company's investment securities at the dates indicated. The available-for-sale investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost. The Company's investment in the FHLB of Seattle's common stock is presented at cost and for reference purposes only (dollars in thousands):

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Available-for-sale portfolio:
U. S. agency securities	$ 5,553	$ 5,495	$ 58	1.1%
Corporate bonds	5,094	5,158	(64)	(1.2)
Trust preferred securities	113,499	104,306	9,193	8.8
Mortgage-backed securities	24,471	29,253	(4,782)	(16.3)
Total available-for-sale portfolio	148,617	144,212	4,405	3.1

Held-to-maturity portfolio:
U. S. agency securities	-	20,000	(20,000)	(100.0)
Municipal bonds	12,778	12,776	2	-
Mortgage-backed securities	42,033	48,721	(6,688)	(13.7)
Total held-to-maturity portfolio	54,811	81,497	(26,686)	(32.7)

Total investment securities	203,428	225,709	(22,281)	(9.9)

FHLB stock	13,712	13,712	-	-

Total	$ 217,140	$ 239,421	$ (22,281)	(9.3)%

        Our investment securities portfolio decreased by $22.3 million, or 9.3%, to $203.4 million at September 30, 2006 from $225.7 million at December 31, 2005. The decrease was primarily attributable to the maturity of a $20.0 million held-to-maturity security and a decrease in mortgage-backed securities of $11.5 million, or 14.7% to $66.5 million from $78.0 million primarily as a result of prepayments. Partially offsetting these decreases was the purchase of $9.0 million of adjustable-rate trust preferred securities added to the portfolio during the first quarter of 2006.

        Deposits. The following table sets forth the composition of the Company's deposits at the dates indicated (dollars in thousands):

	At September 30, 2006		At December 31, 2005		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 32,205	7.0%	$ 31,065	7.1%	$1,140	3.7%
Interest-bearing checking	40,733	8.9	33,476	7.6	7,257	21.7
Savings accounts	31,553	6.9	34,214	7.8	(2,661)	(7.8)
Money market accounts	114,091	24.9	88,459	20.2	25,632	29.0
IRA accounts	5,685	1.2	6,830	1.6	(1,145)	(16.8)
Certificates of deposit	234,227	51.1	243,986	55.7	(9,759)	(4.0)
Total deposits	$ 458,494	100.0%	$438,030	100.0%	$20,464	4.7%

Core deposits	$ 224,267	48.9%	$194,044	44.3%	$30,223	15.6%
Non-core deposits	234,227	51.1	243,986	55.7	(9,759)	(4.0)
Total deposits	$ 458,494	100.0%	$438,030	100.0%	$20,464	4.7%

        Our deposits increased $20.5 million, or 4.7%, to $458.5 million at September 30, 2006 from $438.0 million at December 31, 2005. Interest-bearing deposits increased by $19.3 million, or 4.7% and non-interest bearing deposits were up $1.1 million. Our deposit mix at the end of the third quarter included 48.9% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at September 30, 2006 included $44.4 million of brokered certificates of deposit, a decline of $7.8 million from the $52.2 million of brokered certificates of deposit at December 31, 2005.


        In order to grow core deposits, we have offered interest rates on some money market and interest-bearing checking accounts that were near the top of rates offered by competing institutions in the local market. We anticipate gradually lowering these rates in the fourth quarter of 2006 and may experience some of these deposits moving to certificates of deposit or to a competitor offering a higher rate. We also anticipate a very competitive market in the fourth quarter of 2006, as financial institutions aggressively compete for deposits to fund relatively strong loan demand in our local market.

        Borrowings. The FHLB of Seattle advances increased $1.4 million, or 0.4%, to $341.6 million at September 30, 2006 from $340.2 million at December 31, 2005. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowings from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

        Capital. Total shareholders' equity increased $2.0 million, or 2.4%, to $86.7 million at September 30, 2006 from $84.7 million at December 31, 2005. The increase in equity from December 31, 2005 to September 30, 2006 was the result of $2.1 million in net income, $1.9 million in positive equity adjustments related to stock compensation and benefits, and $370,000 in unrealized gains on securities. The $4.4 million of positive equity items were offset by $1.2 million of dividends paid to shareholders and $1.1 million of common stock repurchases. As a result of these factors, and the $30.2 million increase in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased to 9.63% at September 30, 2006 compared to 9.73% at December 31, 2005.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
OPERATING DATA:
Net interest income	$ 6,313	$ 5,975	$ 338	5.7%
Non-interest income	2,303	1,834	469	25.6
Total revenue	8,616	7,809	807	10.3
Provision for loan losses	150	150	-	-
Non-interest expense	7,311	6,727	584	8.7
Net income	751	613	138	22.5


        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Interest income:
Loans	$ 11,206	$ 8,953	$ 2,253	25.2%
Securities available-for-sale	2,187	1,162	1,025	88.2
Securities held-to-maturity	617	780	(163)	(20.9)
Interest-bearing deposits	168	20	148	740.0

Total interest income	14,178	10,915	3,263	29.9

Interest expense:
Deposits	3,879	2,015	1,864	92.5
Borrowed funds	3,986	2,925	1,061	36.3
Total interest expense	7,865	4,940	2,925	59.2

Net interest income	$ 6,313	$ 5,975	$ 338	5.7%

        Our net interest income increased to $6.3 million for the three months ended September 30, 2006, compared to $6.0 million for the three months ended September 30, 2005. The $338,000 increase in net interest income resulted from increased interest income of $3.3 million, which was largely offset by the increase in our interest expense. Our interest rate spread decreased to 2.59%, or 30 basis points, for the three months ended September 30, 2006, from 2.89% for the same period in 2005, due to the impact of rising short-term rates and a slightly inverted yield curve that caused our liability costs to rise more rapidly than our yields on earning assets. A $112.9 million increase in the average balance of interest-earning assets for the three months ended September 30, 2006 offset the impact of this margin compression and resulted in an increase in net interest income for the third quarter of 2006 compared to the same period one year ago.

      Interest Income. Our interest income increased $3.3 million, or 29.9%, to $14.2 million for the three months ended September 30, 2006 from $10.9 million for the three months ended September 30, 2005. Interest earned on loans for the three months ended September 30, 2006 and 2005 was $11.2 million and $9.0 million, respectively. The average yield on total loans was 7.22% for the three months ended September 30, 2006 compared to 6.67% for the same period in 2005. The average balance of total loans also increased by $84.5 million to $619.0 million for the three months ended September 30, 2006 from $534.5 million for the same period in 2005. A significant portion of the loan portfolio consists of real estate secured loans which do not immediately re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial loans, however, readily re-price when short-term interest rates change. The increase in yield on these loan products, combined with the increase in average balance of loans, primarily contributed to the increased interest income on loans.

        Interest income on investment securities (including mortgage-backed securities) increased $862,000, or 44.4%, to $2.8 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the three months ended September 30, 2006 and 2005 was $212.2 million and $193.8 million, respectively. The average yield on investment securities increased to 5.28% for the three months ended September 30, 2006 from 4.00% for the three months ended September 30, 2005, primarily as a result of floating rate trust preferred securities repricing upwards due to the recent increases in short-term interest rates.

        Interest Expense. Our interest expense increased $2.9 million, or 59.2%, to $7.8 million for the three months ended September 30, 2006 from $4.9 million for the three months ended September 30, 2005. In addition to an increase in the average balances of our deposits and borrowings, rising market rates increased our deposit and borrowing costs.

        Interest expense on deposits increased $1.9 million, or 92.5%, to $3.9 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005. The average cost of deposits increased 143 basis points to 3.67% for the three months ended September 30, 2006 from 2.24% for the three months ended September 30, 2005. This increase in deposit costs for the three months ended September 30, 2006 was primarily a result of average balance increases of $33.1 million in higher cost certificates of deposit and brokered deposit accounts, $22.2 million in interest bearing checking accounts, and $9.1 million in higher rate money market accounts. In addition, interest expense was higher as a result of increased short-term interest rates.


       Interest expense on borrowed funds increased $1.1 million, or 36.3%, to $4.0 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005. The average balances of FHLB of Seattle advances were $358.5 million for the quarter ended September 30, 2006, an increase of $54.4 million from $304.1 million for the three months ended September 30, 2005. In addition to the increased balances, the cost of borrowed funds increased by 60 basis points to 4.41% during the three months ended September 30, 2006 from 3.81% for the three months ended September 30, 2005 as short-term market rates rose.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Allowance at beginning of period	$ 8,410	$ 8,799	$ (389)	(4.4)%
Provision for loan losses	150	150	-	-
Recoveries	54	147	(93)	(63.3)
Charge-offs	(200)	(367)	167	(45.5)
Allowance at end of period	$ 8,414	$ 8,729	$ (315)	(3.6)%

        Our provision for loan losses was unchanged at $150,000 for the three month periods ended September 30, 2006 and September 30, 2005. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.34% at September 30, 2006 from 1.47% at December 31, 2005. The decrease in the allowance ratio and total allowance was largely the result of growth in real estate secured loans, which have historically experienced a very low level of losses, a decreased balance of consumer loans (excluding home equity loans), which have historically experienced higher losses, and improved credit quality of the loan portfolio. At September 30, 2006, the allowance for loan losses totaled $8.4 million compared to $8.6 million at December 31, 2005.

        Management believes that our allowance for loan losses as of September 30, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2005	2006
Deposit service fees	$ 932	$ 976	$ (44)	(4.5)%
Loan service fees	308	267	41	15.4
Insurance service fees	545	139	406	292.1
Investment service fees	179	128	51	39.8
Real estate lease income	277	192	85	44.3
Gain on sale of securities, net	3	-	3	100.0
Gain on sale of loans, net	23	122	(99)	(81.1)
Gain/(loss) on sale of premises and equipment, net	7	(2)	9	(450.0)
Other operating income	29	12	17	141.7
Total non-interest income	$ 2,303	$ 1,834	$ 469	25.6%

        Our non-interest income for the three months ended September 30, 2006 increased $469,000, or 25.6%, to $2.3 million from $1.8 million for the three months ended September 30, 2005. This increase was primarily a result of increases in insurance service fees of $406,000 and real estate lease income of $85,000. The purchase of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006, provided the primary contribution to the increase in insurance service fee income. The Bank's administrative office building was fully leased during the three months ending September 30, 2006, which contributed $72,000 of the $85,000 increase in real estate lease income, as the administrative office was not fully leased during the three months ended September 30, 2005. Partially offsetting these increases was a $99,000 decline in the gain on sale of loans for the comparative periods as a result of a lower level of originations of single-family residential real estate loans during the three months ended September 30, 2006. The single-family mortgages we originate are primarily refinanced mortgages; therefore, single-family loan originations


increase when long-term interest rates decrease and more consumers refinance their homes. Loan sales are also dependent to a lesser extent on new originations. Based on the current interest rate environment and anticipated decreased consumer demand for mortgage refinances, we do not expect significant gains on the sale of loans in the near future. Additionally, deposit services fees decreased $44,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net increase of $121,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Compensation and benefits	$ 3,935	$ 3,575	$ 360	10.1%
Office operations	1,385	1,368	17	1.2
Occupancy	666	567	99	17.5
Loan servicing	125	127	(2)	(1.6)
Outside and professional services	291	316	(25)	(7.9)
Marketing	276	254	22	8.7
Other operating expenses	633	520	113	21.7
Total non-interest expense	$ 7,311	$ 6,727	$ 584	8.7%

        Non-interest expense increased $584,000, or 8.7%, to $7.3 million for the three months ended September 30, 2006 from $6.7 million for the three months ended September 30, 2005. The increase in the current quarter was primarily attributable to increases in compensation and benefits of $360,000, other operating expenses of $113,000, and occupancy expense of $99,000.

        Compensation and benefits increased $360,000, or 10.1%, to $3.9 million for the three months ended September 30, 2006 from $3.6 million for the three months ended September 30, 2005, primarily as a result of $161,000 of costs associated with additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies in January 2006, $93,000 related to previously granted stock options, and costs related to additional staff from opening a new branch in July 2006.

        The $113,000 increase in other operating expense was primarily attributable to a $56,000 increase in the amortization of our intangible assets and increases in various other operating expenses.

        Occupancy expense increased $99,000, or 17.5%, primarily as a result of a $24,000 increase in the amortization of capitalized tenant and leasehold improvements, a $19,000 increase in rent expense related to the operations of the Christopherson-Boze and Holman Insurance Agencies, and a $15,000 increase in utilities and building maintenance.

        All other non-interest expenses increased by a net amount of $12,000 for the three months ended September 30, 2006 compared to the same period in 2005.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	%Increase (Decrease)
AVERAGE ASSETS:
Total loans	$619,012	7.22%	$534,491	6.67%	$ 84,521	15.8%
Investment securities	212,177	5.28	193,817	4.00	18,360	9.5
FHLB stock	13,712	-	13,712	-	-	-
Interest-bearing deposits	12,338	5.33	2,333	3.42	10,005	428.8
Total interest-earning assets	857,239	6.60	744,353	5.85	112,886	15.2

Non-interest-earning assets	50,190		39,140		11,050	28.2

Total assets	$907,429		$783,493		$123,936	15.8%

AVERAGE LIABILITIES AND EQUITY:
Interest-bearing deposits	$419,823	3.67	$356,630	2.24	$ 63,193	17.7%
FHLB advances	358,521	4.41	304,111	3.81	54,410	17.9
Total interest-bearing liabilities	778,344	4.01	660,741	2.96	117,603	17.8

Non-interest bearing liabilities:
Non-interest bearing checking	29,012		30,176		(1,164)	(3.9)
Other	13,927		5,419		8,508	157.0
Total non-interest bearing liabilities	42,939		35,595		7,344	20.6

Total liabilities	821,283		696,336		124,947	17.9

Equity	86,146		87,157		(1,011)	(1.2)

Total liabilities and equity	$907,429		$783,493		$123,936	15.8%

Net interest income	$6,313		$5,975		$ 338	5.7%
Interest rate spread		2.59%		2.89%
Net interest margin	2.96%		3.22%

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
OPERATING DATA:
Net interest income	$ 18,809	$ 18,325	$ 484	2.6%
Non-interest income	6,545	5,495	1,050	19.1
Total revenue	25,354	23,820	1,534	6.4
Provision for loan losses	450	600	(150)	(25.0)
Non-interest expense	21,695	20,169	1,526	7.6
Net income	2,086	2,013	73	3.6


        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Interest income:
Loans	$ 31,613	$ 25,490	$ 6,123	24.0%
Securities available-for-sale	6,117	3,307	2,810	85.0
Securities held-to-maturity	2,082	2,434	(352)	(14.5)
Interest-bearing deposits	284	29	255	879.3
FHLB stock dividends	-	54	(54)	(100.0)

Total interest income	40,096	31,314	8,782	28.0

Interest expense:
Deposits	10,155	4,871	5,284	108.5
Borrowed funds	11,132	8,118	3,014	37.1
Total interest expense	21,287	12,989	8,298	63.9

Net interest income	$ 18,809	$ 18,325	$ 484	2.6%

        Our net interest income increased to $18.8 million for the nine months ended September 30, 2006, compared to $18.3 million for the nine months ended September 30, 2005. The $484,000 increase in net interest income resulted from increased interest income of $8.8 million which was largely offset by the $8.3 million increase in our interest expense. Our interest rate spread decreased to 2.61%, or 43 basis points, for the nine months ended September 30, 2006 compared to 3.04% for the same period in 2005. A $126.3 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2006 offset the margin compression and resulted in the increase in net interest income for the nine months ended September 30, 2006 compared to the same period one year ago.

      Interest Income. Our interest income increased $8.8 million, or 28.0%, to $40.1 million for the nine months ended September 30, 2006 from $31.3 million for the nine months ended September 30, 2005. Interest earned on loans for the nine months ended September 30, 2006 and 2005 was $31.6 million and $25.5 million, respectively. The average yield on total loans was 6.99% for the nine months ended September 30, 2006 compared to 6.62% for the same period in 2005. The average balance of total loans increased by $90.5 million to $604.2 million for the nine months ended September 30, 2006 from $513.7 million for the same period in 2005. A significant portion of the loan portfolio consists of real estate secured loans which do not immediately re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial loans, however, readily re-price when short-term interest rates change. The increase in yield on these loan products, combined with the increase in average balance of loans, primarily contributed to the increased interest income on loans.

        Interest income on investment securities (including mortgage-backed securities) increased $2.5 million, or 42.8%, to $8.2 million for the nine months ended September 30, 2006 from $5.7 million for the nine months ended September 30, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the nine months ended September 30, 2006 and 2005 was $224.0 million and $194.7 million, respectively. The average yield on investment securities increased to 4.88% for the nine months ended September 30, 2006 from 3.93% for the nine months ended September 30, 2005, primarily as a result of floating rate trust preferred securities repricing upwards due to the increase in short-term interest rates.

        Interest Expense. Our interest expense increased $8.3 million, or 63.9%, to $21.3 million for the nine months ended September 30, 2006 from $13.0 million for the nine months ended September 30, 2005. The increase was attributable to higher rates paid on deposits and borrowings due to rising market interest rates and higher average balance of interest-bearing liabilities.

        Interest expense on deposits increased $5.3 million, or 108.5%, to $10.2 million for the nine months ended September 30, 2006 from $4.9 million for the nine months ended September 30, 2005. The cost of deposits increased 135 basis points to 3.29% for the nine months ended September 30, 2006 from 1.94% for the nine months ended September 30, 2005. This increase in deposit costs for the nine months ended September 30, 2006 was primarily a result of a $60.0 million increase in the average balances of higher cost certificates of deposit and brokered deposit accounts, a $21.6 million increase in average balance of interest bearing checking accounts, and higher short-term market rates.


       Interest expense on borrowed funds increased $3.0 million, or 37.1%, to $11.1 million for the nine months ended September 30, 2006 from $8.1 million for the nine months ended September 30, 2005. The average balance of FHLB of Seattle advances was $358.9 million during the nine months ended September 30, 2006, an increase of $57.6 million from $301.3 million during the nine months ended September 30, 2005. In addition to the increased balances, the cost of borrowed funds increased 55 basis points to 4.15% for the nine months ended September 30, 2006 from 3.60% for the nine months ended September 30, 2005 as short-term market rates rose.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Allowance at beginning of period	$ 8,597	$ 8,981	$ (384)	(4.3)%
Provision for loan losses	450	600	(150)	(25.0)
Recoveries	193	267	(139)	(41.9)
Charge-offs	(826)	(1,119)	358	(30.2)
Allowance at end of period	$ 8,414	$ 8,729	$ (315)	(3.6)%

        Our provision for loan losses was $450,000 for the nine months ended September 30, 2006 compared to $600,000 for the nine months ended September 30, 2005. The provision was lower for the current nine month period as a result of improved credit quality of the loan portfolio, as evidenced by fewer charge-offs and a lower delinquency ratio. The ratio of non-performing assets to total assets and non-performing loans to total loans remained unchanged at 0.02% and 0.03%, respectively. The provision was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address the inherent credit risk in the loan portfolio.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Deposit service fees	$ 2,633	$ 2,821	$ (188)	(6.7)%
Loan service fees	858	723	135	18.7
Insurance service fees	1,579	439	1,140	259.7
Investment service fees	463	384	79	20.6
Real estate lease income	841	382	459	120.2
Gain/(loss) on sale of securities, net	3	(2)	5	250.0
Gain on sale of loans, net	75	438	(363)	(82.9)
Loss on sale of premises and equipment, net	7	284	(277)	(97.5)
Other operating income	86	26	60	230.8
Total non-interest income	$ 6,545	$ 5,495	$ 1,050	19.1%

        Our non-interest income for the nine months ended September 30, 2006 increased $1.0 million, or 19.1% to $6.5 million from $5.5 million during the same period a year ago. This increase was primarily a result of increases in insurance service fees of $1.1 million and real estate lease income of $459,000. The increase in insurance service fees was primarily a result of the acquisition of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006. The Bank's administrative office building was primarily responsible for the $459,000 increase in real estate lease income as the building was fully leased for the entire nine month period in 2006 The building was not fully leased during the nine months ended September 30, 2005. The $363,000 decrease in the gain on sale of loans was the result of a lower level of single-family residential real estate loan originations and sales during the first nine months of 2006 compared to 2005 as the rising interest rate environment reduced refinancing activity. Additionally, we experienced a decrease in the gain on sale of premises and equipment of $277,000 primarily related to the sale of our Fawcett branch in the first quarter of 2005, and a decrease in deposit service fees of $188,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net increase of $279,000.


        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2006	2005
Compensation and benefits	$ 11,999	$ 10,746	$ 1,253	11.7%
Office operations	3,991	4,120	(129)	(3.1)
Occupancy	1,941	1,527	414	27.1
Loan servicing	386	363	23	6.3
Outside and professional services	947	1,021	(74)	(7.2)
Marketing	727	817	(90)	(11.0)
Other operating expenses	1,704	1,575	129	8.2
Total non-interest expense	$ 21,695	$ 20,169	$ 1,526	7.6%

        Non-interest expense increased $1.5 million, or 7.6%, to $21.7 million for the nine months ended September 30, 2006 from $20.2 million for the nine months ended September 30, 2005. The increase during this period was primarily attributable to an increase in compensation and benefits of $1.3 million. Other changes include a $414,000 increase in occupancy expense and decreases of $129,000 and $90,000 for office operations and marketing, respectively. All other non-interest expenses reflected a net increase of $78,000.

        Compensation and benefits increased $1.3 million, or 11.7%, to $12.0 million for the nine months ended September 30, 2006 from $10.7 million for the nine months ended September 30, 2005. The increased compensation and benefit costs were primarily attributable to three items: $467,000 of costs associated with additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies in January 2006, $389,000 for the expensing of previously granted stock options to employees and directors, and $141,000 related to the additional staff costs related to branch openings in August 2005 and July 2006.

        Occupancy expense increased $414,000, or 27.1%, to $1.9 million for the nine months ended September 30, 2006. This increase was primarily a result of a $178,000 increase in the amortization of capitalized tenant and leasehold improvements, an $84,000 increase in utilities expense, a $57,000 increase in rent expense related to the operations of the Christopherson-Boze and Holman Insurance Agencies, and other increases in building maintenance.

        Office operations expense decreased $129,000, or 3.1%, to $4.0 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. This decrease was primarily related a decrease in the depreciation of software and computer equipment.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the resultant yields and costs, interest rate spread, and net interest margin (otherwise known as net yield on interest-earning assets) (dollars in thousands):

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
AVERAGE ASSETS:
Total loans	$604,188	6.99%	$513,664	6.62%	$ 90,524	17.6%
Investment securities	223,983	4.88	194,728	3.93	29,255	15.0
FHLB stock	13,712	-	13,597	-	-	-
Interest-bearing deposits	7,632	4.90	1,239	3.13	6,393	516.0
Total interest-earning assets	849,515	6.30	723,228	5.77	126,287	17.5

Non-interest-earning assets	48,474		43,830		4,644	10.6

Total assets	$897,989		$767,058		$130,931	17.1%

AVERAGE LIABILITIES AND EQUITY:
Interest-bearing deposits	$412,050	3.29	$336,083	1.94	$ 75,967	22.6%
FHLB advances	358,942	4.15	301,283	3.60	57,659	19.1
Total interest-bearing liabilities	770,992	3.69	637,366	2.73	133,626	21.0

Non-interest bearing liabilities:
Non-interest bearing checking	29,267		30,152		(885)	(2.9)
Other	12,333		9,880		2,453	24.8
Total non-interest bearing liabilities	41,600		40,032		1,568	3.9

Total liabilities	812,592		677,398		135,194	20.0

Equity	85,397		89,660		(4,263)	(4.8)

Total liabilities and equity	$897,989		$767,058		$130,931	17.1%

Net interest income	$ 18,809		$ 18,325		$ 484	2.6%
Interest rate spread		2.61%		3.04%
Net interest margin	2.95%		3.37%

Liquidity and Capital Resources

        Liquidity. We actively analyze and manage the Bank's liquidity with the objective of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals and our continuing operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Item 1 - "Financial Statements" of Part I of this quarterly report.

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

        At September 30, 2006, we were in compliance with the collateral requirements of our borrowed funds arrangements. We maintained a credit facility with the FHLB equal to 50.0% of the Bank's total assets, contingent on the Bank meeting collateral requirements, with an unused portion of the facility amounting to 12.0% of the Bank's total assets, or $107.5 million. The Bank also established an additional $100.0 million credit line collateralized by specific investment securities with the Fortis Group in May 2006 as an additional source of liquidity. There were no outstanding balances on this credit line at September 30, 2006. In addition, we held available-for-sale investment securities and readily saleable loans for liquidity purposes.


        Management believes that we have adequate resources to fund all loan commitments through deposits, borrowing from the FHLB or other sources, the sale of mortgage loans or investments, and brokered deposits. At September 30, 2006, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $234.2 million or 51.1% of total deposits, including $44.4 million of brokered deposits which are scheduled to mature and be renewed by December 31, 2006. We have used brokered deposits and also borrowed from the FHLB to supplement retail deposit funding. Management also believes that we can adjust the offering rates of certificates of deposit to increase, retain, or decrease deposits in changing interest rate environments.

        In addition, the Company repurchased 10,000 shares of its common stock during the quarter ended September 30, 2006. For information regarding the Company's repurchase plan, see "Common Stock Repurchases" contained in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under Part II - Other Information of this quarterly report.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of September 30, 2006, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity was $83.8 million at September 30, 2006, or 9.33% of total assets on that date. Our regulatory capital ratios at September 30, 2006, were as follows: Tier I leverage of 9.06%; Tier I risk-based capital of 11.60%; and total risk-based capital of 12.80%.

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

        The Bank is exposed to interest rate risk and actively manages the impact of interest rate changes on net interest income and capital. Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates and other structured features; (3) originating consumer and income property or residential construction loans with shorter maturities or at variable rates; (4) purchasing securities with short to intermediate maturities or repricing features; (5) appropriately modifying loan and deposit pricing to capitalize on the then-current market opportunities; and (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit. At September 30, 2006, there were no material changes in the Bank's market risk from the information provided in the Company's 2005 Form 10-K which was filed with the SEC on March 10, 2006.

        At September 30, 2006, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. Based upon its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See "Changes in Internal Controls" below.


Changes in Internal Controls

        During the period covered by this quarterly report, management has implemented changes in the Company's internal controls relating to information technology systems' security and access privileges, segregation of duties, and the related management oversight thereof. Management does not believe any of the changes made or currently underway in the Company's systems of internal control, or in other factors that could materially affect internal control, have resulted in any significant deficiencies or material weaknesses in the Company's internal control subsequent to the date of their most recent evaluation.

        The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ Global Market under the symbol "RPFG". As of September 30, 2006, there were 6,617,670 shares of common stock issued, including 475,133 unearned ESOP shares and 173,488 unvested restricted shares granted under the MRP. During the quarter ended September 30, 2006, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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


        The following table sets forth information about the Company's repurchases of its outstanding common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2006 - July 31, 2006	-	$ -	-	280,260
August 1, 2006 - August 31, 2006	10,000	18.32	10,000	270,260
September 1, 2006 - September 30, 2006	-	-	-	270,260

Total	10,000	$ 18.32	10,000

(1)	The Company announced its intention to purchase an additional 5% of its outstanding shares of common stock (307,000) on February 22, 2006. At September 30, 2006, there were 270,620 shares remaining to be purchased under this repurchase program.

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

____
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

Rainier Pacific Financial Group, Inc.

November 3, 2006	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2006	/s/ Joel G. Edwards
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 3, 2006	/s/John A. Hall
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 3, 2006	/s/ Joel G. Edwards
Joel G. Edwards
Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, that:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

/s/John A. Hall	/s/ Joel G. Edwards
John A. Hall	Joel G. Edwards
President and Chief Executive Officer	Chief Financial Officer

Dated: November 3, 2006
