Form 10-K
period 2006-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2007-03-14
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1498 Pacific Avenue, Suite 400, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES___     NO    X

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES ___ NO    X

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                                                                         Accelerated filer    X                                                                       Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

        The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2006 was $113,592,235 (6,130,180 shares at $18.53 per share). For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1.         Portions of Registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).


RAINIER PACIFIC FINANCIAL GROUP, INC.
2006 ANNUAL REPORT ON FORM 10-K


(ii)


PART I

Item 1. Business

General

        Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a mutual to a stock savings bank ("Conversion"). The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company. At December 31, 2006, we had total assets of $902.7 million, total deposits of $457.4 million and total shareholders' equity of $87.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

        The Bank is a well-established financial institution with a 74 year history of meeting the financial needs of its customers, who are primarily located in our local markets of Tacoma-Pierce County and the City of Federal Way in Washington State. We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowners' insurance, financial planning, and non-federally insured mutual fund and investment services through two operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services. We also provide deposit and loan services to small businesses, and local builders of single-family residential homes in our local community. Our customers' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits. Our primary regulators are the Washington State Department of Financial Institutions and the FDIC.

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

        On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank. The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, residential construction loans, and the ability to more broadly offer small business banking services. In addition, this savings bank charter enabled the expansion of our property and casualty insurance services beyond that available under our credit union charter.

        On October 20, 2003, we completed our conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank. In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation, a private foundation focused on supporting educational, healthcare, and community development services in our local markets. During the three years ended December 31, 2006, the Company repurchased 2,177,970 shares.


        As of December 31, 2006, the Company and the Bank operated a retail network of 14 branches throughout the Tacoma-Pierce County market and the City of Federal Way, with its corporate office located in the central business district of downtown Tacoma.

        On January 3, 2006, the Bank purchased the property and casualty insurance policies and customers of Christopherson-Boze Insurance Services, Inc. and Holman Insurance Agency, Inc. (the "Christopherson Companies"). The acquisition was completed pursuant to the terms of an Asset Purchase and Sale Agreement entered into by the Christopherson Companies and the Bank on December 21, 2005. The Christopherson Companies were full-service property and casualty insurance agencies that provided a broad array of insurance products to commercial and consumer households predominantly in Pierce County, Washington. In July 2006, we completed the integration of the Christopherson Companies into the Bank's insurance services unit, Rainier Pacific Insurance Services.

Available Information

        The Company posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.rainierpac.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). All SEC filings of the Company are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

Market Area

        We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way. Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 761,000 residents, a median household income of approximately $53,500 and an average household income of $66,100. The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 81,000 and a median household income of approximately $50,700 and an average household income of $63,000.

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

        The local economy and Washington State encountered a significant slowing of economic activity during 2001 and 2002. Since 2003, the local economy has experienced a sustained recovery and has been relatively strong compared to the rest of the nation. The Pierce County unemployment rate, which was among the highest in the country in 2003 at 6.9%, stabilized at 5.3% for 2006.

        The local economy is expected to continue to benefit by the strength of the global economy as import/export activity expands, and as growth in the high technology and health care sectors accelerate. The ports of Tacoma and Seattle are among the fastest growing ports on the west coast of the United States in terms of container volume. The Port of Tacoma's container volume increased 59% over the past five years. The presence of Fort Lewis Army Base and McChord Air Force Base, with expected growth in the number of civilians and military employees, also provides stability for our local economy. Population growth has averaged 2.3% per year during the past decade supporting a healthy housing market. Residential housing values also continued to appreciate in the Pierce County market in 2006, with a median home price of $275,000 in December 2006, up almost 14% on an annual basis. Although recently, home sales have slowed and residential housing values are now appreciating more slowly.

        The City of Tacoma continues to experience strong revitalization of its downtown central business district with the addition of the Museum of Glass, the Tacoma Art Museum, a new convention center, a new hotel, new restaurants, new residential housing, and the continued expansion of the University of Washington Tacoma campus.


In addition, numerous additional residential and commercial development projects are planned over the next five to ten years in the central business district.

Delivery Methods

        We provide a high level of convenient access for our customers in a variety of ways, having adopted an integrated "bricks, clicks and mortar" delivery systems strategy within a community financial institution setting. This strategy focuses on giving consumers integrated, yet flexible, options and choices as to how they wish to transact business with us. Therefore, we focus upon developing each of the delivery systems within the three elements of our "bricks, clicks, and mortar" strategy. Our three-pronged delivery systems strategy allows customers to decide how they want to access our services through an appropriate blend of high-touch and high-tech service.

        The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur. As a local community-based financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way. As of December 31, 2006, our retail network consisted of 11 branches in Pierce County and three branches in the City of Federal Way. Our branch office hours are 9:00 a.m. to 5:30 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 3:00 p.m. on Saturdays.

        The core components of the "clicks" element of our delivery channel strategy are internet banking and automated teller machines, along with automatic payment vehicles and debit and credit card services. We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances and statements, make funds transfers, apply for a mortgage or consumer loan, and even pay bills. To accommodate 24 hour, seven day a week availability to cash, we have expanded our network over the past several years to include automated teller machines at each of our 14 full-service branch offices and an additional seven stand-alone automated teller machines throughout Pierce County.

        The "mortar" element of our "bricks, clicks and mortar" strategy is our Call Center. The Call Center completes what we need to provide an integrated delivery solution for our customers. We continue to focus on improving the speed in which all telephone calls are answered, the level of customer service provided, and the ability to handle virtually all of our customers' banking requests over the phone. In addition to the employee-staffed Call Center that is available to customers during the week from 7:00 a.m. to 7:00 p.m. weekdays, and 9:00 a.m. to 3:00 p.m. on Saturdays, we also provide 24-hour, seven days a week telephone banking through an automated voice response system.

Lending Activities

        General. We focus our lending activities primarily on generating multi-family and commercial real estate loans, real estate construction loans, loans secured by owner occupied one- to four-family residences, consumer loans and commercial loans for small businesses. We offer a wide variety of secured and unsecured consumer loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans, VISA lines of credit, and home equity loans and lines of credit. We focus on originating multi-family and commercial real estate loans on properties located primarily in the Puget Sound region of Western Washington. In September 2002, we began offering construction loans on single-family residential properties to consumers and local builders. In January 2005, we introduced small business banking services, originating a blend of unsecured and secured lines/loans and owner-occupied real estate loans. As of December 31, 2006, the loan portfolio totaled $639.4 million and represented 70.8% of our total assets. As of December 31, 2006, the loan portfolio was comprised of: 30.6% commercial real estate loans, 25.5% multi-family real estate loans, 16.6% consumer loans (including our VISA credit card portfolio and home equity loans), 12.8% one- to four-family home loans, 12.5% construction loans, and 2.0% commercial business loans.


        Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15% of the Bank's capital. As of December 31, 2006, the policy limit amounted to $12.8 million. The aggregate loans outstanding to our five largest borrowers as of December 31, 2006 were comprised of borrowing relationships that included multi-family and construction loans. Our largest single borrower relationship involved five limited liability companies owned by the same individual with 11 loans totaling $12.8 million, secured by multi-family properties located primarily in the Pierce and South King County markets. The second largest borrower relationship totaling $11.9 million is with a closely-held family group with loans to four of their limited liability companies secured by multi-family properties in Pierce County. The third largest borrower relationship was a corporation with loans outstanding of $11.6 million for the development and construction of single-family residential homes in Pierce County. The fourth largest borrower relationship is comprised of three multi-family participation loans to three single-owner limited liability companies, secured by properties in King and Snohomish counties, with total outstanding balances of $10.9 million. The fifth largest borrower relationship totaled $10.2 million and was to a corporation that develops land and constructs single-family residential homes, primarily in the Pierce County market. All of the loans mentioned above have personal guarantees in place as an additional source of repayment, including those made to partnerships and corporations. All of the properties securing the loans discussed above were in the Puget Sound region, and were performing according to their terms as of December 31, 2006.

        Lending authorities are established under the guidelines provided by the board of directors. The President/CEO, or his designee, establishes individual loan authorities and limits. In some instances, two or more individuals combined can approve a higher loan amount than their individual loan limits. Loan authorities are categorized by various loan types, such as (1) consumer, (2) residential real estate mortgages, (3) multi-family and commercial real estate, (4) construction, and (5) commercial and industrial loans. Loans in excess of the individual or combined lending limits, generally in excess of $750,000 aggregate, are approved by the Management Loan Committee, which consists of the President/CEO, Senior Vice President, Vice President/Chief Lending Officer, Vice President Business Banking, and the Real Estate Loan Manager. Loans in excess of $5.0 million, individual or aggregate, are approved by the Loan and Investment Committee, comprised of members of the Board of Directors.

        Subject to market conditions, we plan to continue to concentrate on originating multi-family and commercial real estate loans and real estate construction loans within the Puget Sound region in Washington State. We will also continue to pursue the expansion of our small business lending activities which involve greater risks of default and delinquency than other types of lending that we have historically engaged in.


        Loan Portfolio Analysis. The following table sets forth the composition of Rainier Pacific Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real estate:
One- to four-family residential	$ 81,542	12.76%	$ 84,903	14.56%	$ 97,455	19.39%	$126,183	28.19%	$ 87,804	23.96%
Five or more family residential	163,060	25.50	158,997	27.28	126,199	25.10	87,068	19.45	75,109	20.50
Non-residential commercial	195,854	30.63	166,242	28.52	143,297	28.50	94,879	21.20	60,091	16.40
Total real estate	440,456	68.89	410,142	70.36	366,951	72.99	308,130	68.84	223,004	60.86

Real estate construction:
One- to four-family residential	75,508	11.81	53,247	9.13	15,583	3.10	8,364	1.87	792	0.22
Five or more family residential	4,180	0.65	4,859	0.84	--	--	--	--	--	--
Non-residential commercial	--	--	2,795	0.48	600	0.12	--	--	--	--
Total real estate construction	79,688	12.46	60,901	10.45	16,183	3.22	8,364	1.87	792	0.22

Consumer:
Automobile	31,888	4.99	39,429	6.77	52,567	10.46	59,779	13.36	62,619	17.09
Home equity	42,718	6.68	31,948	5.48	29,945	5.96	31,545	7.05	33,078	9.03
Credit cards	23,327	3.65	22,054	3.78	22,447	4.47	22,834	5.10	25,445	6.94
Other	8,179	1.28	9,196	1.58	11,802	2.34	15,735	3.52	20,294	5.54
Total consumer	106,112	16.60	102,627	17.61	116,761	23.23	129,893	29.03	141,436	38.60

Commercial/business	13,122	2.05	9,224	1.58	2,824	0.56	1,170	0.26	1,188	0.32

Total loans	639,378	100.00%	582,894	100.00%	502,719	100.00%	447,557	100.00%	366,420	100.00%

Allowance for loans losses	(8,283)		(8,597)		(8,981)		(8,237)		(6,084)

Loans, net	$631,095		$574,297		$493,738		$439,320		$360,336


The following table shows the composition of Rainier Pacific Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$ 72,336	11.31%	$ 74,558	12.79%	$ 83,742	16.65%	$114,227	25.52%	$ 78,574	21.44%
Five or more family residential	27,176	4.25	30,147	5.17	32,190	6.40	30,603	6.84	37,966	10.36
Non-residential commercial	109,084	17.06	88,566	15.20	87,291	17.50	81,357	18.18	48,363	13.20
Total real estate	208,596	32.62	193,271	33.16	203,223	40.55	226,187	50.54	164,903	45.00

Real estate construction:
One- to four-family residential	--	--	1,698	0.29	605	0.12	167	0.04	--	--
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction	--	--	1,698	0.29	605	0.12	167	0.04	--	--

Consumer:
Automobile	31,888	4.99	39,429	6.76	52,567	10.45	59,779	13.35	61,589	16.81
Home equity	27,507	4.30	20,252	3.47	20,942	3.95	21,680	4.84	21,021	5.74
Credit cards	806	0.13	617	0.11	435	0.08	745	0.17	1,061	0.29
Other	3,273	0.51	2,308	0.40	3,944	0.78	7,230	1.62	10,928	2.98
Total consumer	63,474	9.93	62,606	10.74	77,888	15.26	89,434	19.98	94,599	25.82

Commercial/business	3,601	0.56	1,902	0.33	81	0.02	--	--	288	0.08

Total fixed-rate loans	275,671	43.11	259,477	44.52	281,797	55.95	315,788	70.56	259,790	70.90

(table continues on following page)


	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	9,206	1.44	10,345	1.77	13,713	2.73	11,956	2.67	9,225	2.52
Five or more family residential	135,884	21.26	128,850	22.12	94,009	18.69	56,465	12.62	37,143	10.13
Non-residential commercial	86,770	13.57	77,676	13.31	56,006	11.27	13,522	3.02	11,728	3.20
Total real estate	231,860	36.27	216,871	37.20	163,728	32.69	81,943	18.31	58,096	15.85

Real estate construction:
One- to four-family residential	75,508	11.81	51,549	8.84	15,578	3.10	8,197	1.83	792	0.22
Five or more family residential	4,180	0.65	4,859	0.83	--	--	--	--	--	--
Non-residential commercial	--	--	2,795	0.48	--	--	--	--	--	--
Total real estate construction	79,688	12.46	59,203	10.15	15,578	3.10	8,197	1.83	792	0.22

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	15,211	2.38	11,696	2.01	9,003	1.77	9,865	2.20	12,057	3.29
Credit cards	22,521	3.52	21,437	3.68	22,012	4.38	22,089	4.94	24,385	6.65
Other	4,906	0.77	6,888	1.18	7,858	1.56	8,505	1.90	10,400	2.84
Total consumer	42,638	6.67	40,021	6.87	38,873	7.71	40,459	9.04	46,842	12.78

Commercial/business	9,521	1.49	7,322	1.26	2,743	0.55	1,170	0.26	900	0.25

Total adjustable-rate loans	363,707	56.89	323,417	55.48	220,922	44.05	131,769	29.44	106,630	29.10

Total loans	639,378	100.00%	582,894	100.00%	502,719	100.00%	447,557	100.00%	366,420	100.00%

Allowance for loans losses	(8,283)		(8,597)		(8,981)		(8,237)		(6,084)

Loans, net	$631,095		$574,297		$493,738		$439,320		$360,336


        Residential One- to Four-Family Lending. As of December 31, 2006, $81.5 million, or 12.8% of our total loan portfolio consisted of loans secured by one- to four-family residences.

        Our residential first mortgages are generally originated in accordance with guidelines established by Freddie Mac and Fannie Mae, except in certain circumstances such as our community development loans to low or moderate income borrowers. All of our one- to four-family residential mortgage loans, whether fixed or adjustable, require both monthly principal and interest payments and have no prepayment penalties. We have not originated or have in our loan portfolio any option ARMs or single-family mortgage loans with more than a 30-year final maturity term.

        Traditionally, we have originated a significantly greater number of fixed-rate rather than adjustable-rate mortgages in our residential lending program. We originated $27.7 million of fixed-rate one- to four-family residential loans and an additional $332,000 of adjustable-rate one- to four-family residential loans during fiscal 2006. Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home. Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets. As of December 31, 2006, $72.3 million, or 88.7%, of our one- to four-family residential mortgage loan portfolio was comprised of fixed-rate loans.

        As of December 31, 2006, we had $9.2 million, or 11.3% of our one- to four-family loans in adjustable-rate mortgages. The adjustable-rate mortgage products generally are underwritten to be saleable in the secondary market. The adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years. Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the initial interest rate. At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%. Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

        We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a fixed-rate seven-year program in November 2003 on owner-occupied one- to four-family residential properties. These loans are an attractive alternative to borrowers with lower loan amount needs and a greater level of equity in their homes. These loans are written consistent with secondary market standards and have an average loan balance of $51,000 with an average loan-to-value ratio of less than 29%. As of December 31, 2006, we had $11.7 million, or 16.2% of the fixed one- to four-family residential loan portfolio in seven- and ten-year mortgage products. We also offer special community development loans to low to moderate income borrowers at a loan-to-value ratio of up to 100%. As of December 31, 2006, we had $1.3 million in special community development loans in our residential loan portfolio. All loans under these special loan programs were performing in accordance with their terms as of December 31, 2006.

        We originate a limited number of jumbo fixed- and adjustable-rate single-family loans that we retain for our portfolio. Jumbo loans have balances that are greater than $417,000. The jumbo loan portfolio, comprised of eight loans, totaled $4.1 million as of December 31, 2006. The loans in this portfolio have been generally priced at rates of 0.25% to 0.50% higher than the standard secondary market rates on conventional loans. As of December 31, 2006, all loans in the jumbo loan portfolio were performing in accordance with their terms.

        Our fixed-rate, single-family residential mortgage loans are predominantly originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.


        Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties is generally 70% on purchases and up to 80% on no cash out refinances for loans originated for sale in the secondary market to Freddie Mac. Properties securing our one- to four-family loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title, hazard, and, if necessary, flood insurance. We generally do not require earthquake insurance because of competitive market factors.

        Multi-Family and Commercial Real Estate Lending. We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan. As of December 31, 2006, $358.9 million, or 56.1% of our total loan portfolio was secured by multi-family and commercial real estate property.

        We actively pursue multi-family and commercial real estate loans located in the Puget Sound region of Washington State. Commercial and multi-family real estate loans include investment or owner-occupied office and medical buildings, retail shopping centers, mini-storage facilities, warehouse facilities, and apartment buildings and complexes. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally obtain loan guarantees from financially capable parties as determined by our review of personal financial statements. If the borrower is a corporation, we generally obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. A significant portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned (e.g., originated within the past three years) and contains a higher risk of default and loss than single-family residential loans, particularly if the local economy experiences a downturn.

        The average size loan in our multi-family and commercial real estate loan portfolios was $1.4 million as of December 31, 2006. These loans are primarily secured by properties located in the Puget Sound region of Western Washington. As of that date, $195.9 million, or 30.6% of our total loan portfolio was secured by commercial real estate properties while $163.1 million, or 25.5% of our total loan portfolio was secured by multi-family dwellings in our market area. We target individual multi-family and commercial real estate loans between $500,000 and $5.0 million; however, by policy we can originate loans to one borrower up to 15% of the Bank's capital. The largest commercial real estate loan as of December 31, 2006 was a $9.1 million loan secured by an industrial business park located in Thurston County, Washington. The largest multi-family loan as of December 31, 2006 was a $5.4 million loan secured by a 249-unit residential apartment building located in Snohomish County, Washington. Both of these loans were performing according to their loan terms, as were all of our multi-family and commercial real estate loans as of December 31, 2006.

        We offer both fixed- and adjustable-rate loan options on multi-family and commercial real estate loans. Loans originated on a fixed-rate basis generally are originated with final maturities up to ten years, and with amortization terms up to 30 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's advance rate for an equivalent period plus a margin ranging from 1.50% to 2.50%, depending upon the prepayment penalty option selected by the borrower. We have established floor rates on these loans, although from time to time we may offer promotional rates below the established floor rates. As of December 31, 2006, we had $27.2 million of fixed-rate multi-family loans and $109.1 million of fixed-rate commercial real estate loans.

        Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial fixed-rate period ranging from three to five years. Contractual annual adjustments predominantly have a 1.50% maximum annual rate increase and are subject to a lifetime cap rate of 13.0%. These


loans have been originated with floor rates of 5.0% to 7.25%. Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.125% to 3.50%, with principal and interest payments fully amortizing over terms up to 30 years, and an accompanying prepayment penalty. As of December 31, 2006, we had $135.9 million in adjustable-rate multi-family loans and $86.8 million in adjustable-rate commercial real estate loans. Both adjustable-rate mortgages and fixed-rate mortgages contain provisions for the assumption of the loan by another borrower, subject to our approval and a 1% assumption fee.

        The maximum loan-to-value ratio for multi-family loans is generally 80% of appraised value on purchases and 75% of appraised value on refinances. The maximum loan-to-value ratio for commercial real estate loans is generally 75% of appraised value for both purchases and refinances. We require appraisals of all properties securing multi-family and commercial real estate loans. Appraisals are performed by independent appraisers approved by us. We require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every two years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

        Real Estate Construction Lending. As of December 31, 2006, real estate construction loans represented $79.7 million, or 12.5% of our total loan portfolio. We began originating real estate construction loans in September 2002 and have focused our efforts primarily in the Thurston and Pierce County market areas with custom residential construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans. The custom residential construction all-in-one loans are priced in accordance with the terms and conditions available in the secondary market for this product and are underwritten to be saleable in the secondary market upon completion of the home. Other construction loan programs will be originated with terms up to 18 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.50% to 1.75%, with a loan-to-value ratio that is generally no more than 80% of the appraised value of the property at completion.

        Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our construction loan officers or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser.

        During the year ended December 31, 2006, we originated $86.6 million of short-term land development, lot inventory, and construction loans to local builders and developers to fund the construction of primarily one- to four-family residential properties. Most loans are written with maturities of 12 to 24 months, have interest rates that are tied to the prime rate plus a margin, and are subject to rate adjustment with the movement of the prime rate. All builder/borrowers are underwritten to pre-established standards that include established cash reserves to carry projects through completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is 80%. There were no default or foreclosure actions involving land or construction loans during the year ended December 31, 2006 and all land and construction loans were performing according to their terms.

        We originate construction and land development loans to contractors and developers primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are offered to experienced builders and developers in our primary market area. Residential subdivision development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the discounted appraised value upon completion of the project. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At December 31, 2006, our largest construction loan was a land development loan


that had an outstanding principal balance of $4.9 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2006. At December 31, 2006, the average outstanding principal balance of land development loans to contractors and developers was $2.8 million.

        We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 75% of the as completed appraised value.

        We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to 24 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

        We attempt to minimize the foregoing risks by, among other things, limiting our construction lending to properties primarily in our local market area, and limiting our speculative loans to a small number of experienced local builders. All of our land development, lot inventory, and construction loans were performing in accordance with their terms as of December 31, 2006.

        Consumer Lending. Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis. Our installment loans are offered using a risk-based pricing model based upon the creditworthiness of the customer and the available collateral. Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines. Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios. Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates. Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate. As of December 31, 2006, our consumer loans, including our home equity line/loan portfolio, totaled $106.1 million, or 16.6% of our total loan portfolio.


        The home equity loan portfolio was the largest component of the consumer loan portfolio as of December 31, 2006 totaling $42.7 million, or 6.7% of our total loan portfolio. These loans include both adjustable-rate lines of credit and fixed-rate loan products. These loans are made on owner-occupied properties. The loan-to-value ratio is generally 90% or less, when taking into account both the first and the second mortgage loans, although it can be as high as 110% in some cases. Home equity loans generally carry fixed interest rates with a fixed payment over a term up to 15 years. Home equity lines of credit allow for a ten year draw period, which is renewable, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin. All of the Bank's adjustable-rate home equity lines of credit have floor or minimum rates of 5% or higher.

        As of December 31, 2006, the second largest component of the consumer portfolio was our auto loan portfolio totaling $31.9 million, or 5.0% of our total auto loan portfolio. This loan portfolio is primarily comprised of loans with terms up to seven years. We offer direct auto loans to our customers through our branch network, which as of December 31, 2006 comprised $3.6 million, or 11.3% of the auto loan portfolio. We have also offered indirect auto loans since 1994 and at December 31, 2006 these loans originated through our indirect dealer program were $28.3 million, or 88.7% of our total auto loan portfolio. These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats. The majority of these loans have been originated through approximately 25 dealers located in our market area.

        The interest rate charged to an indirect loan borrower is generally one to two percentage points higher than the "buy rate" or the rate we earn. The difference between the two rates is referred to as the "spread." At loan inception, we pay a portion of the dollar value of the spread over the contractual term of the loan to the auto dealer in accordance with the established loan programs, or in some cases, we pay flat origination fees to dealers on loans without a rate spread. Dealers are required to reimburse us for the amount paid to them if the loan pays off or the vehicle is repossessed within 90 days from the date of funding. Dealers are billed monthly for any interest spread or origination fee reimbursements and are given ten days after billing to pay us. In the event we are not reimbursed within ten days, the amount owed to us is deducted from the next payment we make to the dealer.

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

        The VISA credit card portfolio was the third largest component of our consumer loan portfolio totaling $23.3 million, or 3.6% of our total loan portfolio at December 31, 2006. We have been offering credit cards for more than 20 years and offer over 15 credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin. Interest rates and credit limits are determined based upon product type and creditworthiness of the borrower. We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.

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

        Commercial Business Lending. At December 31, 2006, we had $13.1 million, or 2.0% of our total loan portfolio in commercial business loans. Prior to 2004, we provided commercial business loans only on an accommodative basis to businesses owned by our retail customers. In 2004, we hired an experienced banking executive with 30 years of commercial banking experience to lead our business banking program. We intend to


increase our commercial lending activities to take advantage of local lending opportunities in extending credit to small- and medium-sized businesses, to provide for potentially higher asset yields, and to position Rainier Pacific Bank as a full-service financial institution.

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

        As a relatively new program, our ability to originate commercial business loans is highly dependent upon favorable market conditions and our ability to hire qualified commercial banking personnel. Accordingly, there can be no assurance that we will continue to be successful in these efforts.

        Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years

	Within One Year				Beyond 10 Years
						Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 26	$ 220	$ 3,074	$ 8,871	$ 69,351	$ 81,542
Five or more family residential	--	1,840	5,593	59,987	95,640	163,060
Non-residential commercial	763	3,751	4,910	124,475	61,955	195,854
Total real estate	789	5,811	13,577	193,333	226,946	440,456

Real estate construction:
One- to four-family residential	63,301	12,207	--	--	--	75,508
Five or more family residential	4,180	--	--	--	--	4,180
Non-residential commercial	--	--	--	--	--	--
Total real estate construction	67,481	12,207	--	--	--	79,688

Consumer:
Automobile	551	4,532	15,323	11,006	476	31,888
Home equity	15,080	780	3,026	10,454	13,378	42,718
Credit cards	23,327	--	--	--	--	23,327
Other	4,446	1,076	1,394	1,024	239	8,179
Total consumer	43,404	6,388	19,743	22,484	14,093	106,112

Commercial/business	10,269	90	1,442	1,321	--	13,122

Total	$121,943	$24,496	$34,762	$217,138	$241,039	$639,378


        The following table sets forth the dollar amount of all loans due one year or more after December 31, 2006, which have fixed interest rates, and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
			Total
	(In Thousands)
Real Estate:
One- to four-family residential	$ 72,279	$ 9,237	$ 81,516
Five or more family residential	27,192	135,868	163,060
Non-residential commercial	108,305	86,786	195,091
Total real estate	207,776	231,891	439,667

Real estate construction:
One- to four-family residential	--	12,207	12,207
Five or more family residential	--	--	--
Non-residential commercial	--	--	--
Total real estate construction	--	12,207	12,207

Consumer:
Automobile	31,337	--	31,337
Home equity	27,638	--	27,638
Credit cards	--	--	--
Other	3,733	--	3,733
Total consumer	62,708	--	62,708

Commercial/business	2,853	--	2,853

Total	$273,337	$244,098	$517,435

        Loan Solicitation and Processing. The majority of the residential mortgage and consumer loan originations are generated through our retail branch network and our indirect dealer program. Loans may also be originated through our Internet and Call Center delivery channels. We originate multi-family and commercial real estate loans using an income property loan officer employed by us. In addition, approximately one-half of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines. Construction loans are generated by a construction loan officer who works for us. Business loans are generally originated by our business banking officers, and approved by designated underwriters for this type of lending.

        Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant's employment, income, and credit standing. All real estate loans requiring an appraisal are done by an independent appraiser. All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

        We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved. We approve loans based upon automated approvals, individual lending authorities, joint lending authorities, management loan committee authority, and the lending authority of the loan and investment committee of the Bank's board of directors.

        We require title insurance on all real estate loans. In addition, property and casualty insurance is required on all secured loans in excess of $2,500.


        Loan Originations, Servicing, Purchases and Sales. Home equity lines of credit and loans, as well as our consumer loans, are originated through an in-house system and are underwritten through either an automated decision matrix or by designated underwriting staff depending upon the size of the loan. These loans are also serviced on an in-house loan servicing system.

        One- to four-family residential loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of seven- and ten-year fixed-rate mortgage loans and our special community development loans. We originate residential first mortgages and service them using an in-house mortgage system. We utilize the Freddie Mac Loan Prospector Automated Loan System to underwrite approximately 95% of our residential first mortgage loans (excluding our seven- and ten-year loans and community development loans). The remaining loans are underwritten internally by designated real estate loan underwriters in accordance with standards as established by management.

        We also sell residential first mortgage loans to the secondary market. Our primary secondary market relationship has been with Freddie Mac. We maintained secondary market relationships with Fannie Mae and previously with the Federal Home Loan Bank of Seattle, prior to their discontinuation of their mortgage purchase program in 2005, and generally retain the servicing on all loans sold into the secondary market. As of December 31, 2006, our portfolio of mortgage loans serviced for others was $110.3 million.

        We have originated multi-family and commercial real estate loans since November 1995. Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

        We have originated six commercial and multi-family participation loans secured by properties located in the Puget Sound region, all of which were underwritten to our policies and guidelines. As of December 31, 2006, the balance of the participation loans totaled $22.0 million. All six of these loans were performing in accordance with their contractual terms and were current as of December 31, 2006.

        One- to four-family residential construction loans are underwritten by designated lending staff or the respective loan committee, depending on the size of the loan and are serviced on our in-house loan servicing system. Loan documents are provided by a third-party provider specializing in commercial and construction lending documentation.

        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Loans Originated:	(In Thousands)
Real estate:
One- to four-family residential	$ 28,007	$ 38,210	$ 46,836
Five or more family residential	25,899	59,414	86,106
Non-residential commercial	47,225	47,108	52,767
Total real estate	101,131	144,732	185,709

Real estate construction:
One- to four-family residential	86,625	60,718	21,099
Five or more family residential	--	4,863	597
Non-residential commercial	--	4,861	--
Total real estate construction	86,625	70,442	21,696

(table continued on following page)


	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Consumer:
Automobile	11,663	12,091	23,029
Home equity (1)	19,538	13,347	7,829
Credit cards (1)	1,302	(421)	(388)
Other (1)	2,452	1,877	2,871
Total consumer	34,955	26,894	33,341

Commercial/business (1)	4,573	6,771	2,635

Total Loans Originated	227,284	248,839	243,381

Loans Purchased	--	--	--

Loans sold:
Total whole loans sold	(19,563)	(34,217)	(52,293)
Participation loans	(658)	--	--
Total loans sold	(20,221)	(34,217)	(52,293)

Principal repayments	150,208	132,514	133,751
Transfer to real estate owned	--	--	--
Net charge-offs	(914)	(1,134)	(1,956)
Increase (decrease) in other items, net	857	(415)	(983)

Increase in loans, net	$ 56,798	$ 80,559	$ 54,418
____________
(1)	The amounts reported for this item include all personal, home equity, and business lines of credit and credit cards at their net change for the year.

        Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%, but are generally 1.00% or lower. In addition, single-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's creditworthiness and/or loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are generally recognized as income at the time of prepayment or sale. We had $1.2 million of net deferred loan fees as of December 31, 2006, principally relating to deferred loan fees and origination costs associated with real estate loans, and deferred origination costs associated with indirect auto loans.

        One- to four-family residential loans are generally originated without a prepayment penalty. The majority of multi-family and commercial real estate loans, however, have prepayment penalties associated with the loans ranging from 1% to 3%. We offer a variety of prepayment penalty options ranging from three to ten years from the loan funding date depending upon the loan type and the interest rate of the loan.

        In addition, some consumer line of credit products, such as VISA credit cards, home equity lines of credit, and personal lines of credit, are assessed an annual fee or an early-closure fee depending upon product type and


customer relationship. Annual fees for these lines of credit can range up to $75, while early-closure fees range up to $500.

Asset Quality

        We categorize our delinquency ratio into three primary loan categories: consumer loans, real estate loans and commercial loans. Our consumer loan portfolio traditionally experiences the highest delinquency rate within our total loan portfolio. As of December 31, 2006, we had $1.8 million, or 0.28% of total loans 30 days or more delinquent, all of which were consumer loans. The $1.8 million of consumer loans that were 30 days or more delinquent represented 1.67% of the $106.1 million consumer loan portfolio. For delinquency reporting purposes, the consumer loan portfolio includes new and used direct auto loans, indirect auto loans, VISA loans, home equity lines and loans, and other consumer secured and unsecured loans. As of December 31, 2006, there were no multi-family, commercial real estate, land, residential construction, commercial business, or one- to four-family residential loans delinquent 30 days or more. However, the portfolio of multi-family and commercial real estate and construction loans has grown rapidly and is relatively unseasoned having increased from $80.3 million at year-end 2001 to $438.6 million as of December 31, 2006, and a single loan becoming delinquent can significantly affect the Bank's delinquency ratio.

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

        We generally send delinquent consumer loan borrowers three consecutive written notices when the loan becomes 10, 20, and 30 days past due. Late charges are incurred when the loan becomes 10 to 15 days past due depending upon the loan product, except for VISA loans which will incur the late charges on the statement cycle date. Our collection department actively attempts to collect on delinquent loans when they become 10 days past due. If the loan is not brought current, we continually try to contact the borrower both by telephone and in writing until the account is brought current. When the loan is 30 days past due, collectors will attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

        If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.


        The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2006:

	Loans Delinquent For:				Total Delinquent Loans
	61-90 Days		Over 90 Days
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
(Dollars in Thousands)

Real estate:
One- to four-family residential	--	$ --	--	$ --	--	$ --
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate	--	--	--	--	--	--

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Automobile	13	139	7	120	20	259
Home equity	--	--	1	24	1	24
Credit cards	6	35	15	40	21	75
Other	4	29	4	57	8	86
Total consumer	23	203	27	241	50	444

Commercial/business	--	--	--	--	--	--

Total	23	$203	27	$241	50	$444

        When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status. As of December 31, 2006, non-accrual loans and loans 90 days or more past due (referred to as non-performing loans) as a percentage of total loans were 0.04%, and as a percentage of total assets were 0.03%.


        Non-performing Assets. The following table sets forth information with respect to our non-performing loans (non-accrual loans and loans 90 days or more past due) and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, for the periods indicated. At the dates presented there were no accruing loans which were contractually past due 90 days or more, nor any loans restructured in accordance with SFAS No. 15.

	At December 31,
	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis:		(Dollars in Thousands)
Real estate:
One- to four-family residential	$ --	$ --	$ --	$ 97	$ 98
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	97	98

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	120	44	95	126	178
Home equity	24	--	55	67	17
Credit cards	40	31	34	55	120
Other	57	39	119	130	94
Total consumer	241	114	303	378	409

Commercial/business	--	--	--	--	--

Total	$ 241	$ 114	$ 303	$ 475	$ 507

Total of non-accrual and 90 days past due loans	$ 241	$ 114	$ 303	$ 475	$ 507
Repossessed assets	33	27	54	98	119
Real estate owned	--	--	--	332	297

Total non-performing assets	$ 274	$ 141	$ 357	$ 905	$ 923

Restructured loans	--	--	--	--	--

Non-accrual and 90 days or more past due
loans as a percentage of loans receivable	0.04%	0.02%	0.06%	0.11%	0.14%

Non-accrual and 90 days or more past due
loans as a percentage of total assets	0.03%	0.01%	0.04%	0.07%	0.10%

Non-performing assets as a percentage of
total assets	0.03%	0.02%	0.05%	0.13%	0.18%

Total loans (1)	$639,378	$582,894	$502,719	$447,557	$366,420

Non-accrued interest (2)	$ 13	$ 13	$ 39	$ 44	$ 193

Total assets	$902,697	$870,843	$751,776	$685,295	$499,457
___________
(1)         Total loans are net of deferred fees and costs.
(2)         If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded on non-
              accrual loans.


        Real Estate Owned and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the estimated fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or estimated fair market value. As of December 31, 2006, we had repossessed assets from secured consumer loans of $33,000 and no repossessed real estate properties.

        Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider in the normal course of the loan. We had no restructured loans as of December 31, 2006.

        Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. When we classify loans as either substandard or doubtful, we may establish a specific loss reserve, or in the case of loans, may allocate a portion of the allowance for loan losses in an amount we deem prudent to address the risk specifically. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington State Department of Financial Institutions, which can order the establishment of additional loss allowances.

        In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of December 31, 2006, we had classified $167,000 of our loans as substandard, $78,000 as doubtful, and no loan amounts were classified as a loss. There were three loans classified as special mention totaling $1.2 million, two were multi-family residential real estate loans and one was a commercial business loan. All of these special mention loans have performed according to their contractual loan terms and no losses are anticipated. In addition, we held $33,000 in repossessed vehicles classified as substandard. The total classified assets of $1.4 million represented 1.65% of total equity and 0.16% of total assets as of December 31, 2006. Our allowance for loan losses of $8.3 million at December 31, 2006 adequately covers the potential losses from the classified loans, and no significant losses are anticipated on the repossessed vehicles.


        The aggregate amounts of Rainier Pacific Bank's classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

	At December 31,
	2006	2005
	(In Thousands)
Classified Assets:
Loss	$ --	$ --
Doubtful	78	40
Substandard	200	126
Special mention	1,170	1,092
Total	$1,448	$ 1,258

        Allowance for Loan Losses. We maintain an allowance for loan losses to absorb credit losses inherent in the loan portfolio. In connection with our allowance, we have established a methodology for the determination of provisions for loan losses that takes into consideration the need for an adequate allowance for loan losses. When originating loans, we recognize that losses will ultimately be incurred and that the risk of loss varies with the type of loan being made, the creditworthiness of the borrower, economic conditions and in the case of a secured loan, the quality of the collateral.

        Management recognizes that loan losses occur over the life of a loan and that losses may occur in the future on loans that are currently performing and unimpaired. Management also recognizes that certain loans in the portfolio may be impaired even though the performance of the loan indicates otherwise. In addition, management believes that deteriorating economic conditions and changing business cycles in our market area can result in weakened loan performance and increased losses across the loan portfolio. Management further believes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in new portfolios of unseasoned loans that may not perform in a historical or projected manner.

        Our asset liability management committee, primarily consisting of senior management, reviews the adequacy of the allowance for loan losses quarterly. Our methodology for analyzing the allowance for loan losses consists of two main elements: a formula element and a specific element, and establishes an acceptable range in which the allowance should fall. The establishment of an acceptable range also addresses estimation risk and helps ensure that the allowance is adequate for the risk inherent in the loan portfolio.

        The formula element of the allowance is the combination of two different components: actual historical loss ratios and economic and other factors. While historical loss ratios are known amounts, economic and other factors are based on estimates by management, which considers factors such as delinquency ratios, loss trends, changes in underwriting, local and regional economic data, and other factors. These quantitative and qualitative factors are reviewed by management and applied against each loan pool in determining the formula element. In addition, an estimated loss ratio is applied to newly originated loan categories that may not have generated any historical losses. Prudent lending and accounting practices necessitate that the allowance address the risk associated with the loans in these newly originated loan categories in order to account for future losses that are probable and can be reasonably estimated.

        The specific element of the allowance is created for large loans (e.g., a commercial, construction, or business loan) in accordance with SFAS No. 114 when management believes that a specific large loan is impaired based on current information and events. In summary, a specific large loan would be impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. As part of the credit monitoring and allowance process, management uses its normal loan review process to identify loans that are to be evaluated for collectibility. Management's normal loan review process includes reviewing various reports, analysis, and other information, including the delinquency report, credit risk monitoring report, and


individual credit file reviews. As of December 31, 2006 and 2005, we had no large impaired loans which required a specific allowance.

        Upon determining the combined balance of the formula and specific elements of the allowance, management determines an acceptable range considering the estimation risk involved in determining the two primary elements of the allowance. The acceptable range is determined by calculating an exact amount (for the formula and specific elements combined) and then establishing a range of plus or minus 10 percent of the allowance to total loans ratio resulting from the combined amount. Management believes establishing a range is necessary since there are unknown variables that will impact the projected amount or type of future loan originations and actual charge-offs. Market changes, shifts in customer preference, management judgments/projections, or other unforeseen issues make a range more reliable. Furthermore, a range more appropriately conveys management's estimate of the level of credit risk in the loan portfolio, and that the allowance is a significant estimate and not a known amount.

        The provision for loan losses was $600,000 for the year ended December 31, 2006, compared to $750,000 for the same period a year ago. The allowance for loan losses was $8.3 million, or 1.30% of total loans at December 31, 2006, compared to $8.6 million, or 1.47% of total loans at December 31, 2005. We reduced the provision as a result of lower charge-offs, lower delinquencies, fewer non-performing loans, and sustained improvement in economic conditions in our local market since 2003. In 2006, net charge-offs were $914,000, or 0.15% of average total loans as compared to $1.1 million, or 0.22% of average total loans in 2005. For the years ended December 31, 2004, 2003, and 2002, the provision for loan losses was $2.7 million, $4.5 million and $3.5 million, respectively.

        We became a mutual savings bank in 2001, which subsequently resulted in very strong growth in multi-family, commercial real estate, and construction lending. During 2001 and 2002, the relatively weaker economy was evidenced by high unemployment, particularly in our market area. In 2001, our charge-offs ratio was 0.90%. By 2002, both the local and national economies had deteriorated further, and unemployment in our market area increased. Even though weaker economic conditions existed during 2002, charge-offs declined to 0.65% of loans and loan growth remained strong as we continued to add unseasoned multi-family and commercial real estate loans to our portfolio. From 2003 through 2006, the state and local economy improved along with the national economy, and the national unemployment rate dropped to 4.6% in December 2006, and our loan charge-offs declined to 0.15% of average outstanding loans in 2006. The improved economic conditions, accompanied by lower net charge-offs and the improved credit quality of our loan portfolio, also resulted in reduced provisions for loan losses in 2006 and 2005. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses accordingly, based on loan growth, portfolio composition, charge-offs, delinquencies, and economic conditions.


        The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2006			2005			2004			2003			2002
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:				(Dollars in Thousands)
One- to four-family
residential	$ 81,542	$ 114	12.76%	$ 84,903	$ 128	14.56%	$ 97,455	$ 487	19.39%	$126,183	$ 172	28.19%	$ 87,804	$ 115	23.96%
Five or more family
residential	163,060	1,203	25.50	158,997	1,376	27.28	126,199	1,370	25.10	87,068	745	19.45	75,109	424	20.50
Non-residential
commercial	195,854	1,246	30.63	166,242	1,238	28.52	143,297	1,339	28.50	94,879	838	21.20	60,091	861	16.40
Total real estate	440,456	2,563	68.89	410,142	2,742	70.36	366,951	3,196	72.99	308,130	1,755	68.84	223,004	1,400	60.86

Real estate construction:
One- to four-family
residential	75,508	1,978	11.81	53,247	1,599	9.13	15,583	468	3.10	8,364	131	1.87	792	149	0.22
Five or more family
residential	4,180	110	0.65	4,859	146	0.84	--	--	--	--	--	--	--	--	--
Non-residential
commercial	--	--	--	2,795	84	0.48	600	18	0.12	--	--	--	--	--	--
Total real estate
construction	79,688	2,088	12.46	60,901	1,829	10.45	16,183	486	3.22	8,364	131	1.87	792	149	0.22

Consumer:
Automobile	31,888	850	4.99	39,429	1,294	6.77	52,567	1,723	10.46	59,779	1,313	13.36	62,619	942	17.09
Home equity	42,718	288	6.68	31,948	233	5.48	29,945	216	5.96	31,545	193	7.05	33,078	209	9.03
Credit cards	23,327	1,554	3.65	22,054	826	3.78	22,447	1,129	4.47	22,834	1,057	5.10	25,445	917	6.94
Other	8,179	559	1.28	9,196	433	1.58	11,802	608	2.34	15,735	596	3.52	20,294	731	5.54
Total consumer	106,112	3,251	16.60	102,627	2,786	17.61	116,761	3,676	23.23	129,893	3,159	29.03	141,436	2,799	38.60

Commercial/business	13,122	381	2.05	9,224	234	1.58	2,824	54	0.56	1,170	26	0.26	1,188	14	0.32

Unallocated	--	--	--	--	1,006	--	--	1,569	--	--	3,166	--	--	1,722	--

Total	$639,378	$8,283	100.00%	$582,894	$ 8,597	100.00%	$502,719	$8,981	100.00%	$447,557	$8,237	100.00%	$366,420	$6,084	100.00%

        Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Beginning in 2006, management allocated 100% of the allowance for loan losses to individual categories. Management believes this method is most representative of the probable loss estimates by loan category.


The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Allowance at beginning of period	$8,597	$ 8,981	$ 8,237	$ 6,084	$ 4,755
Provision for loan losses	600	750	2,700	4,500	3,525
Recoveries:
Real estate:
One- to four-family residential	--	--	--	1	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	1	--

Real estate construction:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	115	266	163	83	80
Home equity	--	--	--	3	--
Credit cards	62	113	89	58	46
Other	43	50	117	43	62
Total consumer	220	429	369	187	188

Commercial/business	--	--	--	--	--

Total recoveries	220	429	369	188	188

Charge-offs:
Real estate:
One- to four-family residential	--	--	--	17	23
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	17	23

Real estate construction:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Automobile	480	791	974	1,120	971
Home equity	6	10	22	37	4
Credit cards	468	500	746	784	704
Other	180	262	583	577	682
Total consumer	1,134	1,563	2,325	2,518	2,361

Commercial/business	--	--	--	--	--

Total charge-offs	1,134	1,563	2,325	2,535	2,384
Net charge-offs	914	1,134	1,956	2,347	2,196
Balance at end of period	$8,283	$ 8,597	$ 8,981	$ 8,237	$ 6,084

(table continues on following page)


	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.30%	1.47%	1.79%	1.84%	1.66%

Net charge-offs as a percentage of
average total loans outstanding during
the period (1)	0.15%	0.22%	0.41%	0.57%	0.65%

Allowance for loan losses as a percentage
of non-performing loans at end of period	3,436.93%	7,541.23%	2,964.03%	1,734.11%	1,200.00%
___________
(1)   Total loans are net of deferred fees and costs.

        We held, at December 31, 2006, $358.9 million of multi-family and commercial real estate loans and $79.7 million in construction loans as compared to $135.2 million of multi-family and commercial real estate loans and $792,000 in construction loans at December 31, 2002. We have not historically experienced any losses in these portfolios. However, management believes that the increased loan growth in the multi-family and commercial real estate loan portfolios, the nature of construction lending, and the somewhat unseasoned nature of a significant portion of these portfolios could result in higher losses than our historical experience.

        At December 31, 2006, our loan portfolio of $639.4 million consisted of $440.5 million of real estate loans (68.9%); $106.1 million of consumer loans (16.6%); $79.7 million of real estate construction loans (12.5%); and $13.1 million of commercial loans (2.0%). While the consumer loan portfolio contributes favorably to our net interest margins, it also accounts for substantially all of our charge-offs and a significant portion of the allocated allowance. The consumer loan portfolio can result in significant fluctuations in year to year charge-offs depending on changes in the consumer loan portfolio, loan quality, and the effects of the economic environment on consumers.

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

        The loan and investment committee, consisting of board members, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board and management. On a monthly basis, management reports to the board the investment holdings with respective market values, and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

        The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

        At December 31, 2006, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $197.8 million and consisted principally of trust preferred securities, mortgage-backed securities, U.S. agency obligations, corporate bonds and municipal bonds. From time to time, investment levels may increase or decrease depending


upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.

        Trust Preferred Securities. Our trust preferred securities had a fair value of $111.3 million and a $111.5 million amortized cost at December 31, 2006. At December 31, 2006, the portfolio had a weighted-average-coupon rate of 6.34% and a weighted-average-yield of 6.09%. The portfolio consists of pooled bank trust preferred securities and are generally rated "A-2" by Moody's or "A" by Standard and Poor's. These securities either have a fixed interest rate for a three to five year period and then adjust to a floating three-month Libor rate plus a specified margin, or currently have a floating rate which adjusts to a three-month Libor rate plus a specified margin every three months. At December 31, 2006, $83.5 million of these securities were repricing every three months. These securities can be called in part or in whole by the issuer after five years, have an expected initial life of ten years, and an initial term of 30 years. The trust preferred securities had an estimated average term to reprice of six months.

        Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $61.9 million and a $63.7 million amortized cost at December 31, 2006. The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities. At December 31, 2006, the portfolio had a weighted-average-coupon rate of 4.87% and an estimated weighted-average-yield of 4.52%. These securities had an estimated average term to reprice or maturity of 3.5 years and an estimated average life of 3.7 years at December 31, 2006.

        U.S. Government Agency Obligations. Our portfolio, which consists or a single U.S. Government agency obligation had a fair value of $5.6 million and a $5.8 million amortized cost at December 31, 2006. At December 31, 2006, this security had a weighted-average-coupon rate of 2.82% and a weighted-average-yield of 2.82%. As of December 31, 2006, this security had an estimated average life of 1.5 years.

        Municipal Bonds. Our tax exempt municipal bond portfolio had a fair value of $12.8 million and a $12.8 million amortized cost at December 31, 2006. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. At December 31, 2006, the portfolio had a weighted-average-coupon rate of 4.01% and a weighted-average-yield of 4.06%. Our municipal bonds have an estimated weighted average life of 4.0 years.

        Corporate Bonds. Our corporate bond portfolio had a single bond with a fair value of $5.1 million and a $5.2 million amortized cost at December 31, 2006. The corporate bond portfolio was comprised of a short-term fixed-rate bond rated "A2/A3" by Moody's or "A" by Standard and Poor's. At December 31, 2006, the bond had a weighted-average-coupon rate of 6.40% and a weighted-average-yield of 3.02%. This bond has an estimated average life of 1.4 years.

        Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and other requirements. The redemption of any excess stock we hold is subject to certain time period limitations and at the discretion of the Federal Home Loan Bank of Seattle. The carrying value of Federal Home Loan Bank of Seattle stock totaled $13.7 million and produced a weighted-average-yield of 0.10% for the year ended December 31, 2006. The yield on the Federal Home Loan Bank of Seattle stock has historically been paid through stock dividends, is subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle's suspension of dividends on its capital stock from the fourth quarter of 2004 through the third quarter of 2006. The Federal Home Loan Bank of Seattle resumed the payment of dividends during the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend. Our stock ownership in the Federal Home Loan Bank of Seattle is expected to remain stable or increase in response to the Bank's borrowing needs.

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

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	5,750	5,565	5,750	5,495	5,750	5,603
Corporate obligations	5,240	5,077	5,404	5,158	7,139	7,017
Trust preferred securities	111,503	111,312	105,047	104,306	38,967	38,651
Mortgage-backed securities:
Freddie Mac	7,370	7,160	8,990	8,697	15,677	15,526
Fannie Mae	12,216	11,806	14,700	14,172	20,101	19,856
Ginnie Mae	4,231	4,190	6,498	6,384	10,893	10,783
Total mortgage-backed securities	23,817	23,156	30,188	29,253	46,671	46,165
Total available-for-sale	$146,310	$145,110	$ 146,389	$ 144,212	$ 98,527	$ 97,436

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Government Agency obligations	--	--	20,000	19,738	20,000	19,681
Municipal obligations	12,780	12,803	12,776	12,621	12,772	12,586
Corporate obligations	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	15,612	15,183	19,290	18,757	24,587	24,340
Fannie Mae	24,252	23,595	29,395	28,732	36,109	36,097
Ginnie Mae	8	8	36	37	72	75
Total mortgage-backed securities	39,872	38,786	48,721	47,526	60,768	60,512
Total held-to-maturity	$ 52,652	$ 51,589	$ 81,497	$ 79,885	$ 93,540	$ 92,779

Total Investment Securities	$198,962	$196,699	$227,886	$224,097	$192,067	$190,215

Federal Home Loan Bank of Seattle stock	13,712	13,712	13,712	13,712	13,374	13,374

Total	$212,674	$210,411	$241,598	$237,809	$205,441	$203,589


        The table below sets forth certain information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of Rainier Pacific Bank's investment and mortgage-backed securities at December 31, 2006. The Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2006
	Amount Due or Repricing Within:
			Over One to Five Years		Over Five to Ten Years
	One Year or Less						Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency obligations	--	--	5,750	2.83	--	--	--	--	5,750	2.83
Corporate obligations	--	--	5,240	3.02	--	--	--	--	5,240	3.02
Trust preferred securities	88,533	6.37	22,970	5.03	--	--	--	--	111,503	6.09
Mortgage-backed securities:						--
Freddie Mac	927	3.96	3,397	4.08	3,046	4.66	--	--	7,370	4.30
Fannie Mae	--	--	5,858	4.04	6,358	4.61	--	--	12,216	4.34
Ginnie Mae	4,231	4.45	--	--	--	--	--	--	4,231	4.45
Total available-for-sale	$ 93,691	6.26%	$43,215	4.28%	$ 9,404	4.63%	$ --	--%	$146,310	5.57%

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --	--%
U.S. Government Agency obligations	--	--	--	--	--	--	--	--	--	--
Municipal obligations (1)	--	--	5,451	4.08	7,329	4.04	--	--	12,780	4.06
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	--	--	8,862	4.47	6,750	4.71	--	--	15,612	4.57
Fannie Mae	--	--	24,252	4.66	--	--	--	--	24,252	4.66
Ginnie Mae	8	7.97	--	--	--	--	--	--	8	7.97
Total held-to-maturity	$ 8	7.97%	$38,565	4.54%	$14,079	4.36%	$ --	--%	$ 52,652	4.49%

Total Investment Securities	$93,699	6.26%	$81,780	4.40%	$23,483	4.47%	$ --	--%	$198,962	5.28%
Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	13,712	--	13,712	--

Total	$93,699	6.26%	$81,780	4.40%	$23,483	4.47%	$13,712	--%	$212,674	4.94%
____________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.


        The following table sets forth certain information with respects to each category of securities which had an aggregate amortized cost value in excess of 10% of Rainier Pacific Bank's equity at the date indicated.

	At December 31,
	2006
	Amortized Cost	Market Value

	(In Thousands)
Investment securities:
Trust preferred securities	$111,503	$111,312
Municipal obligations	12,780	12,803
Mortgage-backed securities:
Freddie Mac	22,982	22,343
Fannie Mae	36,468	35,401
Total investment securities	$183,733	$181,859

Federal Home Loan Bank of Seattle stock	$ 13,712	$ 13,712

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

        Our deposit composition reflects certificates of deposit accounting for 52.7% of the total deposits at December 31, 2006, while interest- and non-interest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

        Deposits. Substantially all of our depositors are residents of Washington State, however, we do supplement local deposits with certificates of deposit generated nationally by a select number of brokers. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

        At December 31, 2006, we had $116.9 million of jumbo ($100,000 or more) certificates of deposit, which represented 25.6% of total deposits at that date. This amount is inclusive of $50.9 million of certificates of deposit placed through the Bank's brokered certificate program.


        Deposit Activities. The following table sets forth the total deposit activities of Rainier Pacific Bank for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Beginning balance	$438,030	$344,916	$315,380

Net deposits before interest credited	5,175	85,652	25,624
Interest credited	14,220	7,462	3,912
Net increase in deposits	19,395	93,114	29,536
Ending balance	$457,425	$438,030	$344,916

        Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2006	2005	2004
		(In Thousands)

0.00 - 0.99%	$ --	$ 289	$ 9,211
1.00 - 1.99%	336	5,884	68,573
2.00 - 2.99%	8,877	44,240	72,411
3.00 - 3.99%	15,445	161,160	2,121
4.00 - 4.99%	132,826	36,676	100
5.00 - 5.99%	83,546	--	501
6.00 - 6.99%	--	--	--
Total	$241,030	$248,249	$152,917

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years
						Total
	(In Thousands)

0.00 - 0.99%	$ --	$ --	$ --	$ --	$ --	$ --
1.00 - 1.99%	293	23	20	--	--	336
2.00 - 2.99%	8,494	353	5	5	20	8,877
3.00 - 3.99%	15,218	152	--	13	62	15,445
4.00 - 4.99%	132,795	11	--	15	5	132,826
5.00 - 5.99%	83,546	--	--	--	--	83,546
6.00 - 6.99%	--	--	--	--	--	--
Total	$240,346	$ 539	$ 25	$ 33	$ 87	$241,030


        The following table sets forth information concerning Rainier Pacific Bank's time deposits and other deposits at December 31, 2006.

Weighted Average Interest Rate
					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In Thousands)

0.26%	N/A	Regular savings	$ 32,135	$ 100	7.02%
1.84	N/A	Interest-bearing checking accounts	41,548	Various	9.08
--	N/A	Non-interest-bearing checking accounts	33,722	None	7.37
3.38	N/A	Money market accounts	108,990	2,500	23.83

		Certificates of Deposit

4.75	1-11 months	Fixed-term, fixed-rate	240,346	2,000	52.54
3.08	12-23 months	Fixed-term, fixed-rate	539	1,000	0.12
1.69	24-35 months	Fixed-term, fixed-rate	25	2,000	0.01
3.83	36-59 months	Fixed-term, fixed-rate	33	2,000	0.01
3.38	60-84 months	Fixed-term, fixed rate	87	2,000	0.02
		TOTAL	$457,425		100.00%

        The following table indicates the amount of Rainier Pacific Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2006. Jumbo certificates of deposit are certificates in amounts of $100,000 or more and include $50.9 million of brokered certificates of deposit.

Certificates of Deposits
Maturity Period
(In Thousands)

Three months or less	$ 32,997
Over three through six months	47,641
Over six through twelve months	23,880
Over twelve months	12,396
Total	$116,914


        Deposit Composition and Changes. The following table sets forth the balances of deposits in the various types of accounts offered by Rainier Pacific Bank at the dates indicated.

	At December 31,
	2006			2005			2004
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
				(Dollars in Thousands)

Regular savings	$ 32,135	7.03%	$ (4,646)	$ 36,781	8.40%	$ (4,943)	$ 41,724	12.10%
Interest-bearing checking accounts	41,548	9.08	8,072	33,476	7.64	15,873	17,603	5.10
Non-interest-bearing checking deposits	33,722	7.37	2,657	31,065	7.09	1,411	29,654	8.60
Money market accounts	108,990	23.83	20,531	88,459	20.20	(14,559)	103,018	29.87

Fixed-rate certificates which
mature in the year ending:
Within 1 year	240,346	52.54	(4,490)	244,836	55.90	100,088	144,748	41.96
After 1 year, but within 2 years	539	0.12	(2,765)	3,304	0.75	(2,809)	6,113	1.77
After 2 years, but within 5 years	145	0.03	36	109	0.02	(1,947)	2,056	0.60
Certificates maturing thereafter	--	--	--	--	--	--	--	--

Total	$457,425	100.00%	$19,395	$ 438,030	100.00%	$93,114	$344,916	100.00%


        Borrowed Funds. Customer deposits are the primary source of funds for our lending and investment activities. We do, however, use advances from the Federal Home Loan Bank of Seattle and a repurchase agreement with Fortis Securities, LLC to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements, and also to provide longer term funding to better match the duration of selected loan and investment assets.

        As one of our capital management strategies, we have used borrowed funds from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities in order to increase our net interest income when attractive opportunities exist. Depending upon the retail banking activity and our available capital, we will consider and undertake leverage strategies within applicable regulatory requirements or restrictions. We expect that borrowed funds used in connection with our leverage strategies would primarily consist of Federal Home Loan Bank of Seattle advances.

        As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different advance programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a collateralized credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 50.0% of Rainier Pacific Bank's total assets, or $450.2 million if sufficient eligible collateral exists. Additionally, we maintain credit facilities of $100.0 million from Fortis Securities, LLC. At December 31, 2006, outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $345.4 million. We did not have any outstanding repurchase agreements with Fortis Securities, LLC at December 31, 2006. See "Liquidity and Commitments" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The following table sets forth information regarding borrowed funds at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended December 31,

	2006	2005	2004
	(Dollars in Thousands)

Maximum amount of borrowings outstanding
at any month end	$373,415	$355,919	$302,259

Approximate average borrowings outstanding	$355,776	$308,891	$280,546

Approximate weighted average rate paid on borrowings	4.22%	3.65%	2.84%

	At December 31,
	2006	2005	2004
	(Dollars in Thousands)

Balance outstanding at end of period	$345,395	$340,240	$295,722

Weighted average rate paid on borrowings	4.38%	3.78%	3.15%

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

        Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. Rainier Pacific Financial Group's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. At December 31, 2006, Rainier Pacific Financial Group's capital position was in excess of these requirements with Tier 1 (core) capital to average assets of 9.30%, total risk-based capital of 12.89% of risk-weighted assets and Tier 1 (core) capital of 11.72% of risk-weighted assets.

        Regulation and Supervision of Rainier Pacific Bank

        General. As a state-chartered, federally insured financial institution, Rainier Pacific Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Rainier Pacific Bank is regularly examined by the FDIC and state banking regulators and files quarterly and periodic reports concerning its activities and financial condition with its regulators. Rainier Pacific Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership and handling of deposit accounts, and the form and content of mortgage documents.

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

        Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 ("Reform Act") was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

        Major provisions in the legislation include:

  merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;


  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

  providing the FDIC with the ability to set the designated reserve ratio for the Deposit Insurance Fund within a range of between 1.15% and 1.50%, rather than maintaining a minimum of 1.25% at all times regardless of prevailing economic conditions;

  providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

  requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.50% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.50%); and

  providing for a new risk-based assessment system and allowing the FDIC to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

        On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act , which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the Deposit Insurance Fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution's assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits. Applying this range of assessments to Rainier Pacific Bank's deposits as of December 31, 2006 results in an annual assessment of approximately $225,000 to $325,000.

        The new assessment rates were effective at the beginning of 2007. However, the Reform Act provides credits to institutions that paid premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Rainier Pacific Bank's customer deposits became insured by the FDIC on January 1, 2001, and therefore did not previously capitalize the insurance fund and is not entitled to receive any assessment credits.

        Insurance of Accounts and Regulation by the FDIC. The deposits at Rainier Pacific Bank are insured by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the FDIC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ["Tier 1 risk-based capital"] of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums, while institutions that


are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Reform Act authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

        Institutions insured by the Deposit Insurance Fund are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift institution failures in the 1980s. The assessment rate for the fourth quarter of 2006 was 0.0126% of insured deposits and is adjusted quarterly. These assessments, which may be revised based upon the level of insured deposits, will continue until the FICO bonds mature in the years 2017 through 2019. For 2006, Rainier Pacific Bank incurred $55,000 in FICO assessments.

        Capital Requirements. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and non-cumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, includes Tier 1 capital, and such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum capital requirement specifies a minimum ratio of Tier 1 capital to average total assets (i.e., the leverage ratio). Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2006, Rainier Pacific Bank had a Tier 1 capital leverage ratio of 9.26%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the assets assigned to that category. In addition, certain off-balance-sheet items are converted to balance-sheet asset equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of Tier 1 capital to risk-weighted assets must be at least 4%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from non-traditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial and operating risks. At December 31, 2006, Rainier Pacific Bank had a Tier 1 risk-based capital ratio of 11.66% and a total risk-based capital ratio of 12.83%.

        The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2006, Rainier Pacific Bank had a net worth, adjusted for intangible assets, of 9.11% of total assets.

        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at December 31, 2006. The definitions of the terms used in the table are those provided in the FDIC's capital regulations, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.


	At December 31, 2006
		Percent of Adjusted Total Assets (1)
	Amount
	(Dollars in thousands)

Tier 1 (leverage) capital	$ 82,734	9.26%
Tier 1 (leverage) capital requirement	35,732	4.00
Excess	$ 47,002	5.26%

Tier 1 (core) risk-based capital	$ 82,734	11.66%
Tier 1 (core) risk-based capital requirement	28,371	4.00
Excess	$ 54,363	7.66%

Total risk-based capital	$ 91,017	12.83%
Total risk-based capital requirement	56,742	8.00
Excess	$ 34,275	4.83%
___________
(1)	For the Tier 1 (leverage) capital calculations, total average assets were $893.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $709.3 million.

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

        Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of Tier 1 (leverage) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2006, Rainier Pacific Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

        Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset


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

        Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

        Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington State Department of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

        Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2006, Rainier Pacific Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

        Affiliate Transactions. Rainier Pacific Financial Group and Rainier Pacific Bank are separate and distinct legal entities. Various legal limitations restrict Rainier Pacific Bank from lending or otherwise supplying funds to


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

        Dividends. Dividends from Rainier Pacific Bank constitute a major source of funds for dividends which may be paid by Rainier Pacific Financial Group to its shareholders. The amount of dividends payable by Rainier Pacific Bank to Rainier Pacific Financial Group depends upon Rainier Pacific Bank's earnings and capital position, and is limited by federal and state laws. According to Washington law, Rainier Pacific Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for its liquidation account or (2) the net worth requirements, if any, imposed by the Director of the Washington State Department of Financial Institutions. In addition, dividends on Rainier Pacific Bank's capital stock may not be paid in an amount greater than one-half of the greater of (1) net income for the current fiscal year, or (2) the average net income for the current fiscal year and not more than two of the immediately preceding fiscal years. Furthermore, dividends may not be paid on Rainier Pacific Bank's capital stock in an aggregate amount greater than the aggregate retained earnings of Rainier Pacific Bank, without the approval of the Director of the Washington State Department of Financial Institutions.

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

        Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

        Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.


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

        Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2006, Rainier Pacific Financial Group had no net operating loss carryovers for federal income tax purposes.

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


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

        Upon review of the charitable contribution carry-forward remaining at December 31, 2006, Rainier Pacific Financial Group has determined that it is more likely than not that the Company may not be able to fully realize all the benefit of the 2003 and 2004 charitable contributions based upon the nature and timing of the items listed. In order to fully realize the charitable contribution carry-forward, the Bank will need to generate sufficient future taxable income. As of December 31, 2006, the deferred tax asset relating to the charitable contribution was $1.4 million, of which $1.0 million and $432,000 are set to expire in 2008 and 2009, respectively. Management expects that the Bank may not generate sufficient taxable income to utilize the entire net deferred tax asset, including the deferred tax asset relating to the charitable contribution, and has established a valuation allowance in the amount of $300,000 in the deferred tax asset.

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

        We ranked eighth in terms of deposits with a 4.6% market share of deposits, among the 40 federally-insured depository institutions in Pierce County, our primary market, as of June 30, 2006. Our key competitors are Key Bank, Columbia Bank, Bank of America, Washington Mutual, Wells Fargo and US Bank. These competitors control approximately 60.8% of the Pierce County deposit market with deposits of $5.8 billion, out of the $9.6 billion in total deposits in Pierce County as of June 30, 2006. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships. In addition, we also compete for deposits with three branch offices in the City of Federal Way, in King County, Washington. We have $19.3 million in deposits with a 2.0% market share of deposits among the 17 federally-insured depository institutions in Federal Way as of June 30, 2006.

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

        In addition to traditional banking services, we offer commercial and personal lines of property and casualty insurance, as well as accidental death and dismemberment insurance, collateral protection insurance, life insurance and long-term care insurance. We offer these products through our insurance services unit of the Bank doing


business as Rainier Pacific Insurance Services. We compete with other insurance agents and brokers in our primary local market area and are the fifth largest agency in Pierce County based upon total property and casualty insurance premiums. We also provide alternative financial products and services to our customers through Rainier Pacific Financial Services. Rainier Pacific Financial Services is the operating unit of the Bank that provides financial planning and non-federally insured investment products such as mutual funds, debt, equity, and government securities, retirement accounts, life insurance, and fixed and variable annuities.

Personnel

        At December 31, 2006, we had 171 full-time employees and 54 part-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

	Age at December 31, 2006	Position
Name		Company	Bank

Edward J. Brooks	51	Chairman of the Board	Chairman of the Board
John A. Hall	45	President and Chief Executive	President and Chief Executive
		Officer	Officer
Victor J. Toy	52	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards	46	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary and Treasurer
Carolyn S. Middleton	54		Vice President and Chief Lending
			Officer
Dalen D. Harrison	47		Vice President
Waylin L. McCurley	32		Vice President
Richard D. Pickett	57		Vice President
Sandra K. Steffeney	58		Vice President
David R. Webb	52		Vice President

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

        John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank. Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995. He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs. After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987. His financial


institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company. He is a board member of Tacoma Goodwill Industries, the Economic Development Board for Tacoma-Pierce County, the Tacoma-Pierce County Chamber of Commerce, the Washington Financial League, and the Business Advisory Board of the University of Washington-Tacoma. Mr. Hall is a past board member and treasurer of the United Way of Pierce County, and serves on various citizen committees of the Tacoma School District. He is also the Chairman of the Board of Trustees of the Rainier Pacific Foundation.

        Victor J. Toy is Senior Vice President and Corporate Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank. Mr. Toy joined Rainier Pacific Bank's predecessor in 1991. Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley. He has 24 years of financial services experience. Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million to $750 million located in Washington State. Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, shareholder relations, and marketing. Mr. Toy serves as the Treasurer and as Trustee of the Rainier Pacific Foundation.

        Joel G. Edwards is Vice President, Chief Financial Officer and Treasurer of Rainier Pacific Financial Group, and Vice President, Chief Financial Officer, Treasurer, and Secretary of Rainier Pacific Bank. Mr. Edwards joined Rainier Pacific Bank's predecessor in 1996. He has 21 years of financial services experience. He holds a Bachelor of Arts degree in Business and Economics and a Masters of Business Administration from Eastern Washington University, is an inactive certified public accountant (CPA), and is a member of the Washington Society of CPAs and the American Institute of CPAs. Prior to joining Rainier Pacific Bank, Mr. Edwards was the president of the Washington Credit Union Share Guaranty Association. He also served the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy. Mr. Edwards's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include finance, accounting, facilities, and purchasing.

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

        Dalen D. Harrison is a Vice President of Rainier Pacific Bank. Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994. Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College. Ms. Harrison has over 25 years of financial services experience. Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union. Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization. Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the sales and service activities of the 14 branch retail network, consumer banking support, and Internet and call center delivery channels. Ms. Harrison is also a Trustee of the Rainier Pacific Foundation.

        Waylin L. McCurley is a Vice President of Rainier Pacific Bank. Mr. McCurley joined Rainier Pacific in 1999, and was promoted to Vice President of Human Resources and Development in 2004. In 2006 he became Vice President of Corporate Services. He holds a Bachelor of Arts degree in Chemistry from New York University


(NYU), is certified as a Senior Professional in Human Resources with the Society of Human Resources Management, serves on the Washington Banker's Association Human Resources and Education Committees, and is matriculated in the University of Washington's Pacific Coast Banking School. Mr. McCurley is a board member of United Way of Pierce County and is a fire commissioner for the City of Lakewood, Washington. He has over six years of financial services experience. Prior to joining Rainier Pacific Bank, Mr. McCurley worked in an executive recruiting firm. Mr. McCurley's primary areas of responsibility include Human Resources, Training, Development, Security and Compliance.

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

        David R. Webb is a Vice President of Rainier Pacific Bank. Mr. Webb joined Rainier Pacific in 2004, and was promoted to Vice President of Information Services in 2006. He has 28 years of experience in data processing and information services, most of those in the financial services industry. Prior to joining Rainier Pacific Bank, Mr. Webb worked at the Frank Russell Company for 19 years in positions ranging from programmer-analyst to manager of technical services, where he was responsible for the design, deployment and operations of the Russell Company's global information technology infrastructure and network. He holds a Bachelor of Science in Psychology from the University of Kentucky. He is responsible for managing the Bank's day-to-day operations of information services and for delivering reliable computing resources to internal and external customers.

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

        Our multi-family and commercial real estate loans, construction loans, commercial business loans, and consumer loans accounted for approximately 87.2% of our total loan portfolio as of December 31, 2006. We consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. We have traditionally focused on consumer lending, using a risk-based pricing model. As of December 31, 2006, consumer loans, including our home equity loans, totaled $106.1 million. These loans are more likely to become delinquent or default than real estate secured loans, and therefore may cause higher future loan losses. In addition, we have increased our emphasis on multi-family and commercial real estate lending and residential construction loans. Accordingly, as a result of the inherent risks associated with these types of loans, and the unseasoned nature of a significant portion of these loans, it may become necessary for us to increase the level of our provision for loan losses which would result in a reduction in our net income.

        From December 31, 2004, through December 31, 2006, our total loans have grown by $136.7 million, or 27.2%. In connection with this rapid expansion, the growth in our multi-family, commercial real estate, and construction loan portfolios was $152.9 million. Therefore, a significant portion of our loan portfolios are relatively unseasoned. This generally means that these loans have not performed for a sufficient period of time to indicate the magnitude of potential losses or have not experienced a downturn in the economic environment.

        At December 31, 2006, $28.3 million, or 4.4%, of our total loans were loans that we originated indirectly through a network of automobile dealers. Because these loans are originated through auto dealers and not directly by us and are secured by automobiles that depreciate rapidly in value, they present greater risks than other types of lending activities.

        For further information concerning the risks associated with multi-family, and commercial real estate loans, construction loans, and consumer loans, see "Item 1. Business - Lending Activities."

We may be subject to additional regulatory scrutiny because of the level of our commercial real estate loan portfolio.

        The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have recently promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, enhanced underwriting standards, risk assessments, and monitoring through market analysis and stress testing. While we believe we have implemented sufficient policies and procedures with respect to our commercial real estate loan portfolio consistent with the guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.


We have rapidly increased our construction lending which presents greater risk than one- to-four family and consumer lending.

        Construction lending is generally considered to involve a higher level of risk as compared to single- family residential or consumer lending, as a result of the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.

Our commercial business lending activities involves greater risk than other types of lending.

        Our commercial business lending has increased since 2004 and we intend to continue to offer commercial business loans to small and medium sized businesses. Our ability to originate commercial business loans is determined by the demand for these loans and our ability to attract and retain qualified commercial lending personnel. Because payments on commercial business loans generally depend on the successful operation of the business involved, repayment of commercial business loans may be subject to a greater extent to adverse conditions in the economy than other types of lending. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the sale of the collateral in the event the borrower does not repay the loan is often not sufficient to repay the loan because the collateral may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Consequently, there can be no assurance that we will be successful in these commercial business lending efforts.

A significant decline or rise in interest rates or the continuation of an inverted yield curve may hurt our profits, market value and equity.

        As the federal funds rates have increased during the past two years from 1.00% to 5.25%, a negative spread between short- and long-term rates has developed. Should this rate environment persist for an extended period of time, our net interest margins may further contract and cause our future profits to decline. If short-term interest rates were to rapidly rise, the Bank will not be able to increase the rates it earns on its loans and investments in the same proportion or as rapidly as the increase it would experience in its cost of deposits and other interest-bearing liabilities. The difference between the rates received on interest-earning assets and the rates paid on interest-bearing liabilities is referred to as our interest rate spread. When our interest rate spread decreases, so does our profitability. When short-term interest rates rise, our net interest income and the value of our assets could be significantly reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, investment securities and mortgage-backed securities. If long term rates were to fall rapidly and short term rates remain unchanged, our net interest margin will contract. In addition, if long-term rates rise rapidly, a large portion of our relatively low rate structured term borrowings may be called that can cause the costs of our interest-bearing liabilities to rise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" for further information.

The economy in our local market area may adversely affect our operations.

        Our financial results may be adversely affected by changes in prevailing economic conditions, including: decreases in real estate values, changes in interest rates, and adverse employment conditions; the monetary and fiscal policies of the federal government; and other significant external events. Because we hold a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for


these loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may increase credit losses and have an adverse impact on our earnings.

Our operating expenses are higher than our peers and can negatively impact our future profitability if revenue growth slows or declines.

        In order to execute upon our operating strategy of being a full-service financial solutions provider and in deepening customer relationships, we offer a broad array of retail banking, insurance and investment products and services. Our products and services tend to possess the characteristics of a relatively lower average account balances and require higher support for a higher volume of servicing. We support our operating strategy and our retail banking environment through a diverse infrastructure and multiple delivery channels, including 14 branch locations, in a community bank environment. Consequently, our operating costs and efficiency ratio are higher than our peers. Given the volume of our retail banking operations in proportion to the infrastructure, we anticipate continuing to have a relatively higher cost operation than our peers. If we cannot grow our customer relationships and increase revenue, our net income could decline.

If our allowance for loan losses is not sufficient to cover future loan losses, our earnings could decrease.

        We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.30% of total loans and 3,436.93% of non-performing loans at December 31, 2006.

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

        The loss of the President and Chief Executive Officer or other executive officers could have a material adverse impact on our operations since they have been instrumental in managing the business affairs of the Company. If we were to lose these executive officers, the board of directors would most likely have to search outside of the Company for qualified, permanent replacements. This search may be prolonged and there can be no assurance that we will be able to locate and hire qualified replacements in a timely manner. For a discussion of Rainier Pacific Financial Group's management, see "Item 1. Business - Personnel - Executive Officers of the Registrant."

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, investors and depositors could lose


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

        We rely on deposits, brokered deposits, advances from the Federal Home Loan Bank of Seattle, and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits when desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We are subject to extensive government regulation and supervision.

        We are subject to extensive federal and state regulation and supervision primarily through the Bank. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-bank enterprises to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1. "Business - How We Are Regulated."

Our information systems may experience an interruption or breach in security.

        We rely heavily on communications and information technology systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of potential failure, interruption or security breach of our systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.


We rely on dividends from our subsidiary for most of our cash flow.

        Rainier Pacific Financial Group is a separate and distinct legal entity from its subsidiary, Rainier Pacific Bank. Rainier Pacific Financial Group receives substantially all of its cash flow from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on our common stock and our operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon our subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See Item 1., "Business - How We Are Regulated."

Item 1B. Unresolved Staff Comments

        Not applicable. Rainier Pacific Financial Group has not received any written comments from the SEC regarding its periodic or current reports under the Exchange Act that are unresolved.

Item 2. Properties

        At December 31, 2006, we had 14 full service branch offices and two insurance offices, all of which we own except for our Gig Harbor North branch, our Proctor branch, our 320th Street branch in the City of Federal Way, and our two insurance offices. On December 6, 2004, we moved to our new administrative offices located in the central business district of downtown Tacoma, Washington. The new corporate office building was completed in December 2004 and contains approximately 60,000 square feet of mixed-use office and retail space, with the Bank occupying approximately 60% of the space. See Notes 5 and 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $33.7 million at December 31, 2006. The net book value of the data processing and computer equipment utilized by us at December 31, 2006 was approximately $728,000.

        The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date

Rainier Pacific Bank

ADMINISTRATIVE OFFICES: 1498 Pacific Avenue, Suite 400 Tacoma, WA 98402	Owned	N/A
BRANCH OFFICES:

Canyon Road* 11821 Canyon Road Puyallup, WA 98373	Owned	N/A

Crossings* 35007 Enchanted Parkway S Federal Way, WA 98003	Owned	N/A

(table continued on following page)


Location	Leased or Owned	Lease Expiration Date

Downtown Tacoma 1498 Pacific Avenue Tacoma, WA 98402	Owned	N/A

Federal Way - 320th * 1900 South 320th Street Federal Way, WA 98003	Leased	12/31/2018

Gig Harbor - Pt. Fosdick* 3123 56th Street Court NW Gig Harbor, WA 98335	Owned	N/A

Gig Harbor North 4949 Borgen Boulevard, Suite 101 Gig Harbor, WA 98332	Leased	12/31/2011

Lakewood 6015 100th Street SW Lakewood, WA 98499	Owned	N/A

176th & Meridian* 17510 Meridian Puyallup, WA 98373	Owned	N/A

Pearl Street 1211 South Pearl Street Tacoma, WA 98465	Owned	N/A

26th & Proctor 2525 North Proctor Street Tacoma, WA 98406	Leased	7/31/2014

South Hill* 109 35th Avenue SE Puyallup, WA 98371	Owned	N/A

Spanaway* 16120 Pacific Avenue Spanaway, WA 98387	Owned	N/A

Twin Lakes* 33650 21st Avenue SW Federal Way, WA 98023	Owned	N/A

University Place* 4704 Bridgeport Way W University Place, WA 98466	Owned	N/A

(table continued on following page)


Location	Leased or Owned	Lease Expiration Date

INSURANCE OFFICES:

Gig Harbor 4423 Point Fosdick Drive NW Suite 212 Gig Harbor, WA 98335	Leased	9/30/2007

University Place 7105 27th Street W University Place, WA 98466	Leased	12/31/2007

________________
*         Drive-up ATM available.

Item 3. Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2006, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The Nasdaq Stock Market LLC's Global Market, under the symbol "RPFG." As of December 31, 2006, there were 6,587,670 shares of common stock issued and we had approximately 1,200 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

        Dividend payments by Rainier Pacific Financial Group depend primarily on dividends it receives from Rainier Pacific Bank. Under federal regulations, the dollar amount of dividends Rainier Pacific Bank may pay depends upon its capital position and recent net income. Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets. On February 18, 2004, the Company implemented a dividend policy. See Item 1, "Business - How We Are Regulated - Regulation and Supervision of Rainier Pacific Financial Group - Dividends."


        The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the years ended December 31, 2006 and 2005. The Company began trading on The Nasdaq Stock Market LLC on October 21, 2003. The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2006

January 1 - March 31	$16.18	$14.99	$0.060
April 1 - June 30	18.59	16.29	0.060
July 1 - September 30	18.57	17.91	0.060
October 1 - December 31	19.83	18.10	0.060

Fiscal 2005

January 1 - March 31	$18.00	$15.53	$0.060
April 1 - June 30	17.70	14.50	0.060
July 1 - September 30	17.34	15.00	0.060
October 1 - December 31	16.71	14.26	0.060

Stock Purchases

        On May 17, 2004, the Company announced a plan to repurchase 4%, or 337,714 shares, of Rainier Pacific Financial Group's common stock to fund the 2004 Management Recognition Plan, which was completed on June 22, 2004 with the purchase of these shares at an average price of $16.21 per share. On July 21, 2004, we announced our first general stock repurchase program to purchase 390,701 shares, which was completed on October 15, 2004 with the purchase of these shares at an average price of $17.04. During the remainder of the year ended December 31, 2004, we completed one additional stock repurchase program. For the year ended December 31, 2005, we completed two additional stock repurchase programs. We completed one additional stock repurchase program during the year ended December 31, 2006. As of December 31, 2006, we had purchased a total of 2,177,970 of Rainier Pacific Financial Group shares at an average price of $17.06 per share, which represents 25.80% of the 8,442,840 shares that were issued when Rainier Pacific Financial Group went public in October 2003. At December 31, 2006, we had a remaining authorization to purchase 240,620 shares under our February 22, 2006 repurchase plan.

        The following table sets forth our purchases of Rainier Pacific Financial Group outstanding common stock during the fourth quarter of the year ended December 31, 2006.

			Total Number of Shares Purchased as Part of Publicly Announced Plans
				Maximum Number of Shares that May Yet Be Purchased Under the Plans

	Total Number of Shares Purchased
		Average Price Paid per Share

Period

October 1 - October 31	30,000	$18.55	30,000	240,620

November 1 - November 30	--	--	--	240,620

December 1 - December 31	--	--	--	240,620

Total	30,000	$18.55	30,000


        We purchased 6,700 shares of Rainier Pacific Financial Group stock between January 1, 2007 and February 20, 2007. On February 21, 2007, we announced a 12-month extension of our February 22, 2006 repurchase program of 307,000 shares, of which 233,920 were available for purchase under the extension.

Equity Compensation Plan Information

        The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

        Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2003, and is the base amount used in the graph. The closing price of the Company's Common Stock on December 31, 2003, 2004, 2005 and 2006, was $15.92, $17.90, $16.01 and $19.83, respectively.

Rainier Pacific Financial Group, Inc.
NASDAQ Bank Index
SNL Thrift Index
Russell 2000 Index
150
140
130
120
110
100
12/31/03
12/31/04
12/31/05
12/31/06

	12/31/03	12/31/04	12/31/05	12/31/06
Rainier Pacific Financial Group, Inc.	100.00	113.84	103.28	129.66
Nasdaq Bank Index	100.00	113.67	111.47	126.88
SNL Thrift Index	100.00	109.79	110.53	125.08
Russell 2000 Index	100.00	118.44	123.91	146.77

*Source: Bloomberg, SNL Services


Item 6. Selected Financial Data

        The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION	2006	2005	2004	2003	2002
DATA:	(In Thousands)

Total assets	$902,697	$870,843	$751,776	$685,295	$499,457
Investment securities	134,734	147,735	84,043	93,598	49,635
Mortgage-backed securities	63,028	77,974	106,933	100,330	52,362
Loans, net	631,095	574,297	493,738	439,320	360,336
Deposits	457,425	438,030	344,916	315,380	289,460
Borrowed funds	345,395	340,240	295,722	237,105	156,793
Total shareholders' equity	87,830	84,710	98,806	114,557	42,212

	Year Ended December 31,
OPERATING DATA:	2006	2005	2004	2003	2002
	(In Thousands)

Interest income	$54,224	$43,149	$40,055	$38,092	$34,251
Interest expense	29,240	18,737	11,775	11,167	11,983
Net interest income	24,984	24,412	28,280	26,925	22,268

Provision for loan losses	600	750	2,700	4,500	3,525

Net interest income after provision for loan losses	24,384	23,662	25,580	22,425	18,743

Non-interest income	8,880	7,326	8,160	7,334	8,216
Non-interest expense	28,710	26,906	28,903	33,659	20,437

Income (loss) before provision for federal income tax	4,554	4,082	4,837	(3,900)	6,522
Provision for federal income tax expense (benefit)	1,594	1,389	1,210	(1,353)	2,228

Net income (loss)	$ 2,960	$ 2,693	$ 3,627	$(2,547)	$ 4,294


	At December 31,
OTHER DATA:	2006	2005	2004	2003	2002

Number of:
Real estate and construction loans outstanding	1,167	1,232	1,197	1,440	1,129
Consumer loans outstanding	20,853	21,536	23,050	23,488	19,315
Commercial/business loans outstanding	66	25	12	4	3
Deposit accounts	41,874	43,656	44,009	47,980	52,048
Full-service offices	14	13	12	11	11

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2006	2005	2004	2003	2002

Performance Ratios:
Return on assets (1)	0.33%	0.34%	0.49%	(0.39)%	0.90%
Return on equity (2)	3.45	3.04	3.33	(4.20)	10.77
Average equity-to-assets ratio (3)	9.55	11.23	14.82	9.33	8.36
Total equity-to-assets ratio (4)	9.73	9.73	13.14	16.72	8.45
Interest rate spread (5)	2.58	2.97	3.76	4.21	4.51
Net interest margin (6)	2.94	3.29	4.08	4.41	4.84
Average interest-earning assets to
average interest-bearing liabilities	110.25	112.60	118.92	111.07	112.43
Efficiency ratio (7)	84.78	84.78	79.32	98.24	67.04
Non-interest expenses as a
percent of average total assets	3.19	3.41	3.93	5.18	4.28

Capital Ratios:
Tier 1 leverage	9.30	9.93	13.02	16.01	8.44
Tier 1 risk-based	11.72	12.80	18.67	24.63	12.16
Total risk-based	12.89	14.05	19.93	25.89	13.42

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (8)	0.04	0.02	0.06	0.11	0.14
Non-performing assets as a
percent of total assets	0.03	0.02	0.05	0.13	0.18
Allowance for losses as a percent
of total loans (8)	1.30	1.47	1.79	1.84	1.66
Allowance for losses as a percent
of non-performing loans	3,436.93	7,541.23	2,964.03	1,734.11	1,200.00
Net charge-offs to average
outstanding loans (8)	0.15	0.22	0.41	0.57	0.65

(1)    Net income divided by average total assets.
(2)    Net income divided by average total equity.
(3)    Average equity divided by average total assets.

(footnotes continued on following page)


(4)    Total equity divided by total assets.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements. These risks could cause our actual results beyond 2006 to differ materially from those expressed in any financial statements made by or on behalf of the Company.

General

        Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowed funds). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, and investment and insurance commissions. Our results of operations are also affected by our provisions for loan losses and non-interest expenses. Non-interest expenses consist primarily of compensation and benefits, occupancy, office operations and supplies, equipment, data processing, marketing, and, when applicable, deposit insurance premiums. Our results of operations are also affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

        As a financial service provider, we serve more than 25,000 households in our primary market area of Tacoma-Pierce County and the neighboring City of Federal Way in Washington State. We principally focus on growing and expanding customer relationships in this geographical market area and provide our services primarily through 14 full-service retail locations, 22 automated teller machines, and our Call Center. In addition, we offer


customers 24-hour access through our internet banking services and automated voice response telephone banking system. Our strategy of delivering services through the combined availability of branches, the internet, and our call center provides customers with personalized options on how they want to access our services.

        Our traditional banking services consist of attracting retail checking, money market, and certificates of deposit from the general public and small businesses; which we invest primarily in commercial real estate loans, multi-family real estate loans, real estate construction loans, single-family real estate loans, a variety of consumer loans (e.g., credit cards, home equity, automobile), and commercial business loans. We are a member of the Federal Home Loan Bank of Seattle and use borrowed funds as a funding source to supplement customer deposits for funding loans and investments and to assist us in managing liquidity and our interest rate risk.

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

        We plan to continue growing our market share of local insured deposits and increasing our portfolio of commercial and multi-family real estate loans, construction loans, and commercial business loans over the next few years.

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

        Our operating strategy is focused on continuing to build the value of our Company by profitably offering a broad array of financial products and services to residents and businesses located in our primary geographical market area of operation. We plan to advance this by deepening existing retail customer relationships, by gaining an increased wallet share of their deposits, loans and investments, to increasing our commercial and multi-family real estate loans, construction loans, and small business loans we believe offer the greatest potential for future profits. In addition, we intend to focus on the expansion and growth of products and services that offer the greatest potential for the generation of future recurring non-interest income, including property and casualty insurance services and growth of customer investment assets under administration. We will seek to maintain favorable asset quality by using prudent underwriting standards, maintaining a low level of non-performing assets, and adequate loan loss reserves.

        We have established strategic objectives that guide our actions. Our primary strategic objectives are: (1) being a full-service financial solutions provider delivering a high degree of value to our customers and community; and (2) actively managing Rainier Pacific Financial Group to produce a financially stable organization that consistently grows its market value.

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

        Our methodology for assessing the appropriateness of the allowance consists of two key elements: a formula element and a specific element

        We review the consumer and residential loan portfolios as pools of loans since no single loan is individually significant. The formula element is calculated by applying a loss percentage factor to the various loan types based on past due ratios, historical loss experience, regulatory and internal credit grading and classification systems, and changes in underwriting practices that could affect the collectibility of the portfolio. Additionally, we consider economic and other factors, including loan volumes and concentrations, seasoning of the loan portfolio, and local employment data. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date.

        We determine the specific element through the evaluation of commercial real estate and commercial business on an individual basis once a loan is deemed impaired. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated portion of the allowance for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

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

        We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2006 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the growth, unseasoned loans, and the current economic environment. In 2006, the total loan portfolio grew 9.7% to $639.4 million at December 31, 2006 from $582.9 million at December 31, 2005. The strong portfolio growth in the last few years has resulted in a relatively unseasoned loan portfolio which has the potential for increased loan losses. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At December 31, 2006, the multi-family and commercial real estate portfolios totaled $358.9 million up from $325.2 million, $269.5 million, and $181.9 million, for the years ended December 31, 2005, 2004, and 2003, respectively. In September 2002, the Bank started making one- to four-family real estate construction loans and as of December 31, 2006, real estate construction loans totaled $79.7 million, an increase of $18.8 million, or 30.8% from $60.9 million in fiscal 2005. In the December 31, 2006 review, we determined that the allowance was adequate at 1.30% of total loans, or $8.3 million. The allowance was 1.47% of total loans or $8.6 million at December 31, 2005. The decrease in the allowance is primarily a result of the changing composition of the loan portfolio with increased real estate secured loans and decreased consumer loans, lower historical loss experience, and improved credit quality.

        The Bank recorded net charge-offs of $914,000, $1.1 million, $2.0 million, $2.3 million and $2.2 million during the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively. Consumer loans (including


home equity) totaled $106.1 million or 16.6% of the loan portfolio at December 31, 2006. Consumer loans, including home equity loans, account for essentially all of the Bank's charge-offs.

        The provision for loan losses has fluctuated based upon the growth of the loan portfolio, the changing characteristics and composition of the portfolio, and the level of charge-offs. The provision for loan losses was $600,000, $750,000, $2.7 million, $4.5 million and $3.5 million for the years ended 2006, 2005, 2004, 2003 and 2002, respectively. If management's estimate of the allowance deviated by plus or minus 20% then the $8.3 million allowance would either decrease to $6.6 million or increase to $9.9 million. The provision for loan losses would then subsequently increase or decrease by $1.7 million, with net income correspondently increasing or decreasing by $1.1 million after federal income taxes.

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


Comparison of Financial Condition at December 31, 2006 and December 31, 2005

        The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Total assets	$902,697	$870,843	$ 31,854	3.7%
Investment securities (1)	197,762	225,709	(27,947)	(12.4)
Interest-bearing deposits with banks	57	3,836	(3,779)	(98.5)
Loans, net	631,095	574,297	56,798	9.9
Deposits	457,425	438,030	19,395	4.4
Borrowed funds	345,395	340,240	5,155	1.5
Total shareholders' equity	87,830	84,710	3,120	3.7

____________
(1) Includes mortgage-backed securities.

        Total assets increased by $31.9 million, or 3.7%, to $902.7 million at December 31, 2006 from $870.8 million at December 31, 2005. This increase reflects net growth in our loan portfolio of $56.8 million to $631.1 million from $574.3 million, partially offset by a decrease of $27.9 million in investment securities. The growth in loans was primarily funded by maturing investment securities and increased customer deposits. Deposits increased $19.4 million to $457.4 million from $438.0 million, resulting from increases in interest-bearing customer deposits. Shareholders' equity increased $3.1 million to $87.8 million at December 31, 2006 from $84.7 million at December 31, 2005, primarily due to the net income earned during the year ended December 31, 2006.

        Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2006		2005		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One- to four-family residential	$ 81,542	12.8%	$ 84,903	14.6%	$ (3,361)	(4.0)%
Five or more family residential	163,060	25.5	158,997	27.3	4,063	2.6
Non-residential commercial	195,854	30.6	166,242	28.5	29,612	17.8
Total real estate	440,456	68.9	410,142	70.4	30,314	7.4

Real estate construction:
One- to four-family residential	75,508	11.8	53,247	9.1	22,261	41.8
Five or more family residential	4,180	0.7	4,859	0.8	(679)	(14.0)
Non-residential commercial	--	--	2,795	0.5	(2,795)	(100.0)
Total real estate construction	79,688	12.5	60,901	10.4	18,787	30.8

Consumer:
Automobile	31,888	5.0	39,429	6.8	(7,541)	(19.1)
Home equity loans	42,718	6.7	31,948	5.5	10,770	33.7
Credit cards	23,327	3.6	22,054	3.8	1,273	5.8
Other	8,179	1.3	9,196	1.5	(1,017)	(11.1)
Total consumer	106,112	16.6	102,627	17.6	3,485	3.4

(table continued on following page) 62
	At December 31,
	2006		2005		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Commercial/business	13,122	2.0	9,224	1.6	3,898	42.3

Total loans	639,378	100.0%	582,894	100.0%	56,484	9.7

Allowance for loan losses	(8,283)		(8,597)		314	(3.7)

Loans, net	$631,095		$574,297		$56,798	9.9%

        Our net loan portfolio increased $56.8 million, or 9.9%, to $631.1 million at December 31, 2006 from $574.3 million at December 31, 2005. This increase was primarily attributable to the growth of our commercial real estate loans, which increased $29.6 million to 17.8%; one- to four-family residential construction loans, which increased $22.3 million, or 41.8%; and home equity loans, which increased $10.8 million, or 33.7%. Additional growth in the loan portfolio was generated in multi-family real estate loans, which increased $4.1 million or 2.6%; commercial/business loans, which increased $3.9 million, or 42.3%; and the VISA portfolio, which increased $1.3 million, or 5.8%. These increases were partially offset by declines in the automobile loan portfolio, which decreased $7.5 million, or 19.1% and commercial residential and non-residential construction loans, which decreased $3.5 million, or 45.4%. Additionally one- to four-family residential loans decreased $3.4 million, or 4.0% primarily as a result of $19.6 million in sales in this category. Total loans secured by real estate increased $59.9 million, or 11.9%, to $562.9 million at December 31, 2006 from $503.0 million at December 31, 2005. Subject to market conditions, we will continue to focus on growing our real estate secured loans, primarily five or more family residential properties (multi-family), commercial real estate, and construction loans.

        Investments. The following table sets forth the composition of our investment securities at the dates indicated. The available-for-sale investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost. Our investment in the Federal Home Loan Bank of Seattle's common stock is presented at cost and for reference purposes only (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Available-for-sale:
U.S. Government Agency obligations	$ 5,565	$ 5,495	$ 70	1.3%
Corporate obligations	5,077	5,158	(81)	(1.6)
Trust preferred securities	111,312	104,306	7,006	6.7
Mortgage-backed securities	23,156	29,253	(6,097)	(20.8)
Total available-for-sale	145,110	144,212	898	0.6

Held-to-maturity:
U.S. Government Agency obligations	--	20,000	(20,000)	(100.0)
Municipal obligations	12,780	12,776	4	--
Mortgage-backed securities	39,872	48,721	(8,849)	(18.2)
Total held-to-maturity	52,652	81,497	(28,845)	(35.4)

Total Investment Securities	197,762	225,709	(27,947)	(12.4)

Federal Home Loan Bank of Seattle stock	13,712	13,712	--	--

Total	$211,474	$239,421	$(27,947)	(11.7)%


        Our investment securities portfolio decreased by $27.9 million, or 12.4%, to $197.8 million at December 31, 2006 from $225.7 million at December 31, 2005. The decrease was primarily attributable to the maturity of a $20.0 million held-to-maturity security and a decrease in mortgage-backed securities of $15.0 million, or 19.1% to $63.0 million from $78.0 million primarily as a result of prepayments. Partially offsetting these decreases was the purchase of $9.0 million of adjustable-rate trust preferred securities added to the portfolio during the first quarter of 2006.

        Deposits. The following table sets forth the composition of the Company's deposits at the dates indicated (dollars in thousands):

	At December 31, 2006		At December 31, 2005		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$33,722	7.4%	$ 31,065	7.1%	$ 2,657	8.6%
Interest-bearing checking	41,548	9.1	33,476	7.6	8,072	24.1
Savings accounts	30,487	6.7	34,214	7.8	(3,727)	(10.9)
Money market accounts	108,990	23.8	88,459	20.2	20,531	23.2
IRA accounts	5,605	1.2	6,830	1.6	(1,225)	(17.9)
Certificates of deposit	237,073	51.8	243,986	55.7	(6,913)	(2.8)
Total deposits	$457,425	100.0%	$438,030	100.0%	$19,395	4.4%

Core deposits	$220,352	48.2%	$194,044	44.3%	$26,308	13.6%
Non-core deposits	237,073	51.8	243,986	55.7	(6,913)	(2.8)
Total deposits	$457,425	100.0%	$438,030	100.0%	$19,395	4.4%

        Our deposits increased $19.4 million, or 4.4%, to $457.4 million at December 31, 2006 from $438.0 million at December 31, 2005. Interest-bearing deposits increased by $16.7 million, or 4.1% and non-interest- bearing deposits were up $2.7 million. Our deposit mix at the end of the year included 48.2% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at December 31, 2006 included $50.9 million of brokered certificates of deposit, a decline of $1.3 million from $52.2 million of brokered certificates of deposit at December 31, 2005. We anticipate a very competitive market during 2007, as financial institutions aggressively compete for deposits to fund relatively strong loan demand in our local market.

        Borrowings. Federal Home Loan Bank of Seattle advances increased $5.2 million, or 1.5%, to $345.4 million at December 31, 2006 from $340.2 million at December 31, 2005. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowed funds from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

        Capital. Total shareholders' equity increased $3.1 million, or 3.7%, to $87.8 million at December 31, 2006 from $84.7 million at December 31, 2005. The increase in equity from December 31, 2005 to December 31, 2006 was the result of $3.0 million in net income, $2.8 million in positive equity adjustments related to stock compensation and benefits, and $635,000 in unrealized gains on available-for-sale securities. The $6.5 million of positive equity items were offset by $1.7 million of common stock repurchases and $1.6 million of dividends paid to shareholders. As a result of these factors, and the $31.9 million increase in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States was relatively unchanged at 9.73% for December 31, 2006 and December 31, 2005.


Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

        The following table sets forth detailed information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Net interest income	$24,984	$24,412	$ 572	2.3%
Non-interest income	8,880	7,326	1,554	21.2
Total revenue	33,864	31,738	2,126	6.7
Provision for loan losses	600	750	(150)	(20.0)
Non-interest expense	28,710	26,906	1,804	6.7
Net income	2,960	2,693	267	9.9

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Interest income:
Loans	$43,040	$35,022	$ 8,018	22.9%
Securities available-for-sale	8,212	4,816	3,396	70.5
Securities held-to-maturity	2,663	3,199	(536)	(16.8)
Interest-bearing deposits	295	58	237	48.6
Federal Home Loan Bank stock dividends	14	54	(40)	(74.1)
Total interest income	54,224	43,149	11,075	25.7

Interest expense:
Deposits	14,220	7,462	6,758	90.6
Borrowed funds	15,020	11,275	3,745	33.2
Total interest expense	29,240	18,737	10,503	56.1

Net interest income	$24,984	$24,412	$ 572	2.3%

        Our net interest income increased to $25.0 million for the year ended December 31, 2006, compared to $24.4 million for the year ended December 31, 2005. The $572,000 increase in net interest income resulted from increased interest income of $11.1 million, which was largely offset by the higher increase in our interest expense. Our interest rate spread decreased to 2.58%, or 39 basis points, for the year ended December 31, 2006 from 2.97% for the prior year ended December 31, 2005, due to the impact of rising short-term rates and a slightly inverted yield curve that caused our liability costs to rise more rapidly than our yields on earnings assets. A $108.9 million increase in the average balance of interest-earning assets for the year ended December 31, 2006 offset the impact of this margin compression and resulted in a $572,000 increase in net interest income for 2006 compared to 2005.

        Interest Income. Our interest income increased $11.1 million, or 25.7%, to $54.2 million for the year ended December 31, 2006 from $43.1 million for the year ended December 31, 2005. Interest earned on loans for the year ended December 31, 2006 and 2005 was $43.0 million and $35.0 million, respectively. The average yield on total loans was 7.03% for the year ended December 31, 2006 compared to 6.66% for the year ended December 31, 2005. The average balance of total loans also increased by $85.7 million to $611.7 million for the year ended December 31, 2006 from $526.0 million for the year ended December 31, 2005. A significant portion of the loan portfolio consists of fixed-rate real estate secured loans which do not immediately re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial/business loans, however, readily re-price when short term interest rates change. The increase in yield on these loan products, combined with the increase in the average balance of loans, primarily contributed to the increased interest income on loans.


        Interest income on investment securities (including mortgage-backed securities) increased $2.9 million, or 35.7%, to $10.9 million for the year ended December 31, 2006 from $8.0 million for the year ended December 31, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the years ended December 31, 2006 and 2005 were $218.5 million and $199.6 million, respectively. The average yield on investment securities increased to 4.98% for the year ended December 31, 2006 from 4.01% for the year ended December 31, 2005, primarily as a result of floating rate trust preferred securities repricing upward as short-term interest rates rose through mid-2006.

        Interest Expense. Our interest expense increased $10.5 million, or 56.1%, to $29.2 million for the year ended December 31, 2006 from $18.7 million for the year ended December 31, 2005. In addition to an increase in the average balances of our deposits and borrowings, rising market rates increased our deposit and borrowing costs.

        Interest expense on deposits increased $6.7 million, or 90.6%, to $14.2 million for the year ended December 31, 2006 from $7.5 million for the year ended December 31, 2005. The average cost of deposits increased 129 basis points to 3.43% for the year ended December 31, 2006 from 2.14% for the year ended December 31, 2005. This increase in deposit costs for the year ended December 31, 2006 was primarily a result of higher rates paid on money market and certificate of deposits and an increase in average balances of $4.5 million in certificates of deposit and brokered deposit accounts, $19.8 million in interest bearing checking accounts, and $6.8 million in money market accounts.

        Interest expense on borrowed funds increased $3.7 million, or 33.2%, to $15.0 million for the year ended December 31, 2006 from $11.3 million for the year ended December 31, 2005. The average balances of Federal Home Loan Bank of Seattle advances were $355.8 million for the year ended December 31, 2006, an increase of $46.9 million from $308.9 million for the year ended December 31, 2005. In addition to the increased balances, the cost of borrowed funds increased by 57 basis points to 4.22% during the year ended December 31, 2006 from 3.65% for the year ended December 31, 2005 as short-term market rates rose.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Allowance at beginning of period	$ 8,597	$ 8,981	$(384)	(4.3)%
Provision for loan losses	600	750	(150)	(20.0)
Recoveries	220	429	(209)	(48.7)
Charge-offs	(1,134)	(1,563)	429	27.4
Allowance at end of period	$ 8,283	$ 8,597	$(314)	(3.7)%

        Our provision for loan losses decreased $150,000, or 20.0% to $600,000 for the year ended December 31, 2006 from $750,000 for the year ended December 31, 2005. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.30% at December 31, 2006 from 1.47% at December 31, 2005. The decrease in the allowance ratio and total allowance was largely the result of the improved credit quality of the loan portfolio due primarily to growth in real estate secured loans, which have historically experienced a very low level of losses, and a deceased balance of consumer loans (excluding home equity loans), which have historically experienced relatively higher losses. At December 31, 2006, the allowance for loan losses totaled $8.3 million compared to $8.6 million at December 31, 2005.


        Management believes our allowance for loan losses as of December 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Deposit service fees	$3,520	$3,709	$ (189)	(5.1)%
Loans service fees	1,188	1,008	180	17.9
Insurance service fees	2,078	597	1,481	248.1
Investment service fees	557	509	48	9.4
Real estate lease income	1,139	629	510	81.1
Gain/(loss) on sale of securities, net	3	(2)	5	250.0
Gain on sale of loans, net	278	494	(216)	(43.7)
Gain on sale of premises
and equipment, net	7	349	(342)	(98.0)
Other operating income	110	33	77	233.3
Total non-interest income	$8,880	$7,326	$1,554	21.2%

        Our non-interest income for the year ended December 31, 2006 increased $1.6 million, or 21.2%, to $8.9 million from $7.3 million for the year ended December 31, 2005, primarily as a result of increases in insurance service fees of $1.5 million and real estate lease income of $510,000. The purchase of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006, was the primary contributor to the $1.5 million increase in insurance service fee income. The Bank's administrative office building was fully leased during the year ended December 31, 2006, which contributed $458,000 of the $510,000 increase in real estate lease income, as the administrative office was not fully leased until September 2005. Partially offsetting these increases was a $216,000 decline in the gain on sale of loans for the comparative periods as a result of fewer loan sales due to a lower level of originations of single-family residential real estate loans during the year ended December 31, 2006. The single-family mortgages we originate are primarily refinance mortgages. Based on the recent interest rate environment, consumer demand for mortgage refinancing declined during the year providing for a lower volume of single-family loan origination and sales. Additionally, deposit service fees decreased $189,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net decrease of $32,000.


        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Compensation and benefits	$15,784	$14,276	$1,508	10.6%
Office operations	5,155	5,464	(309)	(5.7)
Occupancy	2,628	2,140	488	22.8
Loan servicing	529	510	19	3.7
Outside and professional services	1,301	1,360	(59)	(4.3)
Marketing	946	1,032	(86)	(8.3)
Other operating expenses	2,367	2,124	243	11.4
Total non-interest expense	$28,710	$26,906	$1,804	6.7%

        Non-interest expense increased $1.8 million, or 6.7%, to $28.7 million for the year ended December 31, 2006 from $26.9 million for the year ended December 31, 2005. The increase in the current year was primarily attributable to increases in compensation and benefits of $1.5 million, occupancy expense of $488,000, and other operating expenses of $243,000.

        Compensation and benefits increased $1.5 million, or 10.6%, to $15.8 million for the year ended December 31, 2006 from $14.3 million for the year ended December 31, 2005, primarily as a result of $594,000 associated with additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies in January 2006, $477,000 related to expensing previously granted stock options, and costs of additional staff related to the opening of a new branch in July 2006.

        Occupany expense increased $488,000, or 22.8%, primarily as a result of a $175,000 increase in the amortization of capitalized tenant and leasehold improvements, a $132,000 increase in utilities and building maintenance, and a $76,000 increase in rent expense related to the operation of the Christopherson-Boze and Holman Insurance Agencies.

        The $243,000 increase in other operating expense was primarily attributable to a $226,000 increase in the amortization of our intangible assets as a result of acquiring two insurance agencies, and increases in various other operating expenses.

        All other non-interest expenses decreased by a net amount of $435,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

        The following table sets forth detailed information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Net interest income	$24,412	$28,280	$(3,868)	(13.7)%
Non-interest income	7,326	8,160	(834)	(10.2)
Total revenue	31,738	36,440	(4,702)	(12.9)
Provision for loan losses	750	2,700	(1,950)	(72.2)
Non-interest expense	26,906	28,903	(1,997)	(6.9)
Net income	2,693	3,627	(934)	(25.8)


        Net Interest Income. The following table set forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Interest income:
Loans	$35,022	$31,886	$ 3,136	9.8%
Securities available-for sale	4,816	4,054	762	18.8
Securities held-to-maturity	3,199	3,753	(554)	(14.8)
Interest-bearing deposits	58	8	50	625.0
Federal Home Loan Bank of Seattle stock dividends	54	354	(300)	(84.7)
Total interest income	43,149	40,055	3,094	7.7

Interest expense:
Deposits	7,462	3,912	3,550	90.7
Borrowed funds	11,275	7,863	3,412	43.4
Total interest expense	18,737	11,775	6,962	59.1

Net interest income	$24,412	$28,280	$(3,868)	(13.7)%

        Our total net interest income decreased $3.9 million, or 13.7%, to $24.4 million for the year ended December 31, 2005 from $28.3 million for the year ended December 31, 2004. The change in net interest income resulted from increased interest income of $3.1 million, or 7.7%, which was more than offset by an increase in interest expense of $7.0 million, or 59.1%. The increase in interest income was primarily attributable to a $46.3 million increase in the average balance of interest-earning assets, while the average balance of interest-bearing liabilities increased $73.9 million. Average interest-bearing liabilities increased $27.6 million more than interest-earning assets primarily as a result of the stock repurchases that decreased average equity by $20.5 million and increased average non-interest-earning assets by $7.2 million. Our interest rate spread decreased to 2.97% from 3.76%, or 79 basis points, for the year ended December 31, 2005 compared to December 31, 2004. The decrease in our interest rate spread was primarily a result of short-term interest rates rising substantially faster than intermediate- and long-term rates, thereby increasing our deposit and borrowing costs faster than the rate we earn on our investments and loans. Our cost of funds increased to 2.85% from 2.01%, or 84 basis points, for 2005 compared to 2004 while the yield on our interest-earning assets increased five basis point to 5.82% for 2005 compared to 5.77% for 2004.

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


        Interest Expense. Our interest expense increased $7.0 million, or 59.1%, to $18.7 million for the year ended December 31, 2005 from $11.7 million for the year ended December 31, 2004. We attribute this increase primarily to higher costs and average balances of deposits and borrowed funds.

        Interest expense on deposits increased $3.6 million, or 90.7%, to $7.5 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004. The cost of deposits increased 87 basis points to 2.14% for the year ended December 31, 2005 from 1.27% for the year ended December 31, 2004. The increased cost of deposits was attributable to the growth of higher rate certificates of deposit accounts and the increased use of brokered certificates of deposit.

        Interest expense on borrowed funds increased $3.4 million, or 43.4%, to $11.3 million for the year ended December 31, 2005 from $7.9 million for the year ended December 31, 2004. This increased interest expense was primarily the result of higher average balances of Federal Home Loan Bank of Seattle advances, which were $308.9 million and $276.6 million for the years ended December 31, 2005 and 2004, respectively. Additionally, the cost of borrowed funds increased 81 basis points to 3.65% for the year ended December 31, 2005 from 2.84% for the year ended December 31, 2004. The higher level of borrowed funds in 2005 was used to partially fund the growth of the Company's interest-earning assets.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Allowance at beginning of period	$ 8,981	$ 8,237	$ 744	9.0%
Provision for loan losses	750	2,700	(1,950)	(72.2)
Recoveries	429	369	60	32.8
Charge-offs	(1,563)	(2,325)	762	16.3
Allowance at end of period	$ 8,597	$ 8,981	$ (384)	(4.3)%

        Our provision for loan losses decreased $2.0 million, or 74.1%, to $750,000 for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004. The allowance for loan losses as a percent of total loans decreased to 1.47% at December 31, 2005 from 1.79% at December 31, 2004. At December 31, 2005, the allowance for loan losses totaled $8.6 million as compared to $9.0 million at December 31, 2004. The provision was lower as a result of improved credit quality of the loan portfolio and was recorded at a level considered appropriate to ensure that the allowance for loan loss was adequate to address both the $80.6 million increase in total loans during the year ended December 31, 2005 and the inherent credit risk in the loan portfolio.


        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Deposit service fees	$3,709	$4,128	$(419)	(10.2)%
Loans service fees	1,008	836	172	20.6
Insurance service fees	597	619	(22)	(3.6)
Investment service fees	509	499	10	2.0
Real estate lease income	629	173	456	263.6
Gain/(loss) on sale of securities, net	(2)	173	(175)	(101.2)
Gain on sale of loans, net	494	698	(204)	(29.2)
Gain on sale of premises
and equipment, net	349	1,013	(664)	(65.5)
Other operating income	33	21	12	57.1
Total non-interest income	$7,326	$8,160	$(834)	(10.2)%

        Our non-interest income decreased $834,000, or 10.2%, to $7.3 million for the year ended December 31, 2005 from $8.2 million for the year ended December 31, 2004. The decrease is primarily a result of a decrease in gains on sales of premises and equipment of $664,000, deposit service fees of $419,000, and gains on sales of loans of $204,000. In December 2004, we sold our former administration building and recognized a non-recurring $873,000 gain. The decreases from 2004 were partially offset by an increase in real estate lease income of $456,000. The Bank's administrative office building was fully leased by September 2005, and was responsible for the entire increase in real estate lease income. All other categories of non-interest income decreased by a net amount of $15,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Compensation and benefits	$14,276	$14,501	$ (225)	(1.6)%
Office operations	5,464	5,092	372	7.3
Occupancy	2,140	1,711	429	25.1
Loan servicing	510	464	46	9.9
Outside and professional services	1,360	2,890	(1,530)	(52.9)
Marketing	1,032	1,205	(173)	(14.4)
Other operating expenses	2,124	3,040	(916)	(30.1)
Total non-interest expense	$26,906	$28,903	$(1,997)	(6.9)%

        Non-interest expense decreased $2.0 million, or 6.9%, to $26.9 million for the year ended December 31, 2005 from $28.9 million for the year ended December 31, 2004. This was primarily attributable to a $1.5 million decrease related to outside and professional services predominately used for technology providers. Other changes include a $916,000 decrease in other operating expenses, as well as increases in occupancy and office operations of $429,000 and $372,000, respectively.

        Our outside and professional services decreased $1.5 million, or 51.7%, to $1.4 million for the year ended December 31, 2005 from $2.9 million for the year ended December 31, 2004 primarily related to lower costs associated with the substantial completion of our technology initiative in 2004.


        Other operating expenses decreased $916,000, or 30.1%, to $2.1 million for the year ended December 31, 2005 from $3.0 million for the year ended December 31, 2004. The decrease was primarily the result of two non-recurring items in 2004 that totaled $376,000 (a misappropriation of funds by a former Bank employee, and write-offs from the Bank's technology conversion), and a decrease in miscellaneous operational losses of $237,000. Additionally, state examination fees decreased $84,000, and business and occupation ("B&O") taxes decreased $47,000 for year ended December 31, 2005 compared to year ended December 31, 2004.

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

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Total loans (1)	$611,727	$43,040	7.03%	$526,009	$35,022	6.66%	$473,718	$31,886	6.73%
Mortgage-backed securities	71,262	2,977	4.18	92,619	3,564	3.85	110,423	4,180	3.79
Investment securities	147,198	7,898	4.92	107,010	4,451	4.16	97,205	3,627	4.73
Federal Home Loan Bank stock	13,712	14	0.10	13,624	54	0.40	12,582	354	2.81
Interest-bearing deposits in other banks	5,926	295	4.98	1,666	58	3.48	713	8	1.12
Total interest-earning assets	849,825	54,224	6.38	740,928	43,149	5.82	694,641	40,055	5.77

Non-interest-earning assets	49,059			47,769			40,571

Total assets	$898,884			$788,697			$735,212

Interest-bearing liabilities:
Savings accounts	$ 34,942	93	0.27	$ 40,014	118	0.29	$ 44,688	159	0.36
Interest-bearing checking accounts	39,323	749	1.90	19,557	164	0.84	15,862	35	0.22
Money market deposit accounts	98,562	3,094	3.13	91,720	1,497	1.63	90,570	961	1.06
Certificates of deposit	242,187	10,284	4.25	197,844	5,683	2.87	156,440	2,757	1.76
Total deposits	415,014	14,220	3.43	349,135	7,462	2.14	307,560	3,912	1.27

Federal Home Loan Bank advances (2)	355,776	15,020	4.22	308,891	11,275	3.65	276,585	7,863	2.84

Total interest-bearing liabilities	770,790	29,240	3.80	658,026	18,737	2.85	584,145	11,775	2.01

Non-interest-bearing liabilities:
Non-interest-bearing checking	29,401			30,060			27,555
Other	12,882			12,042			14,432

Total non-interest-bearing liabilities	42,283			42,102			41,987

Total liabilities	813,073			700,128			626,132

Equity	85,811			88,569			109,080

Total liabilities and equity	$898,884			$788,697			$735,212

Net interest income		$24,984			$24,412			$28,280
Interest rate spread			2.58%			2.97%			3.76%
Net interest margin (3)		2.94%			3.29%			4.08%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	110.25%			112.60%			118.92%

________________________
(1)     Average total loans includes non-performing loans and is net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
(2)     The 2006, 2005 and 2004 interest expense was reduced by a capitalized interest credit of $24,000, $0, and
          $211,000, respectively from the construction of a new branch in 2006 and our main office in downtown
          Tacoma in 2004.
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

	At December 31,	Year Ended December 31,
	2006	2006	2005	2004

Weighted average yield on:
Total loans (1)	7.07%	7.03%	6.66%	6.73%
Mortgage-backed securities	4.52	4.18	3.85	3.79
Investment securities	5.64	4.92	4.16	4.73
Federal Home Loan Bank stock	0.10	0.10	0.40	2.81
Interest-bearing deposits in other banks	5.15	4.98	3.48	1.12
Total interest-earning assets	6.54	6.38	5.82	5.77

Weighted average rate paid on:
Savings accounts	0.26	0.27	0.29	0.36
Interest-bearing checking accounts	1.84	1.90	0.84	0.22
Money market deposit accounts	3.38	3.13	1.63	1.06
Certificates of deposit	4.75	4.25	2.87	1.76
Total average deposits	3.77	3.43	2.14	1.27
Federal Home Loan Bank advances	4.38	4.22	3.65	2.84
Total interest-bearing liabilities	4.04	3.80	2.85	2.01

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	2.50%	2.58%	2.97%	3.76%

Net interest margin (2)		2.94%	3.29%	4.08%

_______________
(1)	Weighted average rate earned on loans does not include a yield adjustment for deferred loan fees/costs at December 31, 2006. Earnings from the amortization of net loan fees was included in the weighted average rate calculations for the years ended December 31, 2006, 2005 and 2004. Total loans used to calculate yield are net of deferred fees and costs.
(2)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to				Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume (1)	Total	Volume	Rate	Volume (1)	Total
	(In Thousands)
Interest-earning assets:
Loans	$5,709	$1,999	$ 310	$ 8,018	$3,519	$ (332)	$ (51)	$ 3,136
Mortgage-backed securities	(822)	306	(71)	(587)	(675)	66	(7)	(616)
Investment securities	1,672	1,295	480	3,447	366	418	40	824
Federal Home Loan Bank stock	--	(40)	--	(40)	29	(304)	(25)	(300)
Interest-bearing deposits in
other banks	148	25	64	237	11	17	22	50

Total net change in income on
interest-earning assets	$6,707	$3,585	$ 783	11,075	$3,250	$ (135)	$ (21)	3,094

Interest-bearing liabilities:
Savings accounts	$ (15)	$ (12)	$ 2	(25)	$ (17)	$ (27)	$ 3	(41)
Interest-bearing checking
accounts	166	209	210	585	8	98	23	129
Money market deposit accounts	112	1,385	100	1,597	12	516	8	536
Certificates of deposit	1,273	2,710	618	4,601	729	1,736	461	2,926
Total deposits	1,536	4,292	930	6,758	732	2,323	495	3,550
Federal Home Loan Bank
advances	1,711	1,767	267	3,745	917	2,240	255	3,412

Total net change in expense on
interest-bearing liabilities	$3,247	$6,059	$1,197	10,503	$1,649	$4,563	$ 750	6,962

Net increase (decrease) in net interest income				$ 572				$(3,868)

____________
(1)     Changes attributable to the combined impact of volume and rate have not been allocated to the specific changes due to volume and rate. If such changes were to be allocated, they would be done so proportionately to the specific changes due to volume and rate.

Asset and Liability Management and Market Risk

        General. Rainier Pacific Bank's board of directors has established asset liability management policies to guide management in managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy includes the use of an asset liability management committee whose members primarily consist of the members of senior management. The committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and board-approved policies. The asset liability management committee meets twice a month to review various areas including:


        * economic conditions;
        * interest rate outlook;
        * current and projected liquidity needs;
        * asset/liability mix;
        * interest rate risk sensitivity;
        * current market opportunities to promote specific products;
        * loan and deposit product pricing;
        * historical financial results;
        * projected financial results; and
        * capital position.

        In addition, the committee members frequently meet on an ad hoc basis in between regularly scheduled meetings particularly during periods of highly volatile economic conditions to discuss dynamic and timely tactical actions regarding loan portfolio allocations, investment securities positioning, borrowing opportunities, and product features and pricing changes. The tactical actions and related changes are generally taken in a very timely manner in order to enhance our competitive position in the marketplace, and are done so in the context of the long-term strategic direction of the Bank established by the board of directors.

        Risks to Us When Interest Rates Change. One of our primary financial objectives is to generate ongoing profitability. The largest contributor to our profitability is net interest income. Net interest income is the difference between the income we receive on loans and investments and the expenses we incur on deposits and borrowed funds. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that Rainier Pacific Bank holds, as well as the associated yields and costs.

        The asset liability management policy and the committee guide us in managing Rainier Pacific Bank's market risk. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money-market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposits; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.

        How We Measure the Risk of Interest Rate Changes. We monitor the Bank's profitability on a monthly basis through the use of income simulations using internally managed forecasting software and we measure our interest rate sensitivity on a quarterly basis through internal simulations and a service offered by an outside provider. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

        We use three primary measures to assess the level of interest rate risk associated with the Bank's assets and liabilities: the change in net income, the change in net interest income, and the change in the net portfolio value of


equity. These measures provide guidance related to the level of capital the Bank will maintain. Our policies require the Bank hold more capital when higher levels of interest rate risk are identified in our measures and to develop a plan to reduce interest rate risk if certain policy parameters are exceeded as a result of pre-defined interest rate risk stress tests. At December 31, 2006, the change in net income and change in net interest income exceeded the Bank's policy limits although the net portfolio value of equity results were within policy. Based on the results of these measures, the Bank is maintaining a minimum 9.00% capital ratio (total equity divided by total assets under generally accepted accounting principles) and is taking actions consistent with its business plan to reduce interest rate risk and increase earnings. The change or sensitivity in net income and net interest income is heightened as a result of net income and net interest income being lower than industry averages. As net income and net interest income increase, the effects of the stress tests on net income and net interest income will decrease, and the Bank could potentially reduce its capital ratio requirements.

        The assumptions we use in our analyses of market risk are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under various interest rate scenarios. We use historical and market data from outside providers to determine prepayments and maturities of loans, investments and borrowings, and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates. We have demonstrated in the past that the tiering structure and related pricing tactics associated with our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

        The following tables illustrate the change in the Bank's net income, net interest income and net portfolio value of equity at December 31, 2006 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point	Net Income
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

300	$(1,434)	$(4,883)	(141.55)%
200	342	(3,109)	(90.09)
100	2,093	(1,358)	(39.35)
0	3,451	--	--
(100)	3,098	(353)	(10.23)
(200)	2,215	(1,236)	(35.82)
(300)	532	(2,919)	(84.58)

___________
(1)     Represents the increase (decrease) of the estimated net income at the indicated change in interest rates compared to net income assuming no change in interest rates.


Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

300	$16,896	$(7,401)	(30.46)%
200	19,587	(4,710)	(19.39)
100	22,241	(2,056)	(8.46)
0	24,297	--	--
(100)	23,763	(534)	(2.20)
(200)	22,424	(1,873)	(7.71)
(300)	19,875	(4,422)	(18.20)

___________
(1)     Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
	(Dollars in Thousands)

300	$53,448	$(43,503)	(44.87)%	6.44%	(4.45)%	$830,187
200	70,106	(26,845)	(27.69)	8.24	(2.65)	850,921
100	86,919	(10,032)	(10.35)	9.97	(0.92)	872,008
0	96,951	--	--	10.88	--	890,756
(100)	95,457	(1,494)	(1.54)	10.53	(0.35)	906,573
(200)	83,385	(13,566)	(13.99)	9.08	(1.80)	918,033
(300)	62,178	(34,773)	(35.87)	6.71	(4.18)	926,994

____________
(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value ratio").
(4)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value assuming no change in interest rates.
(5)	Market value of assets is calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

        When interest rates decline by 100, 200 or 300 basis points, our net interest income and net income decrease because the rate we earn on our interest earning assets decreases faster then the rate we pay on our interest-bearing liabilities (primarily borrowed funds). Interest income would also decrease on our interest-earning assets due to increased prepayment risks that would emerge. Interest expenses would not decrease proportional to the decline in interest income because of our structured, intermediate, and longer-term borrowings from the Federal Home Loan Bank of Seattle do not reprice when interest rates decline. Furthermore, the rate we pay on some of our deposits and borrowed funds cannot decline 100, 200 or 300 basis points, in the event of an immediate change in


market interest rates, since most of our interest-bearing liabilities possess some term structures or the rates on these liabilities are below the 100, 200 or 300 basis point level.

        When interest rates rise by 100, 200 or 300 basis points, our net interest income and net income decrease because the rates we earn on our interest-earning assets do not increase as rapidly as the rates we would pay on our interest-bearing liabilities. Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term structures. Prepayment risks on our intermediate-term and longer-term loans would decrease since customers with lower rate loans would be less likely to prepay and refinance their loans. Our interest-bearing liabilities generally consist of short-term deposits (savings, money market, and certificates of deposits) and structured borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interet-earning assets.

        The net interest income, net income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using information from our outside providers and our estimates of current replacement rates to discount the cash flows. The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio. The model we use does not change the delinquency rate for the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

        Our primary sources of funds are from customer and brokered deposits, loan repayments, loan sales, maturing investment securities, advances from the Federal Home Loan Bank of Seattle and a repurchase agreement with Fortis Securities, LLC. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

        The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity. Our policy requires Rainier Pacific Bank to maintain adequate lines of credit in an amount equal to at least 10% of deposits. We can borrow for liquidity, loan and investment opportunities, or to manage our interest rate risk. Our policy requires Rainier Pacific Bank to maintain at least five percent of assets available in an unused line of credit and 20% of assets in the combination of an unused line of credit, interest-bearing deposits, available-for-sale investment securities, and readily saleable loans. At December 31, 2006, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50% of total assets, with an unused portion of the line of credit amounting to 11.6% of total Bank assets. This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At December 31, 2006, we were in compliance with our collateral requirements, and 7.8% of our line of credit with the Federal Home Loan Bank of Seattle was available. We also maintain a $100.0 million credit facility with Fortis Securities, LLC. This credit facility is subject to a repurchase agreement, wherein the Bank pledges securities it owns to collateralize


the sales of securities that are subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Banks transfers securities but still retains effective control through an agreement that both entitles and obligates the Bank to repurchase the securities. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as "Borrowed Funds" in the Consolidated Statements of Financial Condition, while the securities underlying the agreements remain in the respective investment securities portfolio. The Bank uses the Fortis Securities, LLC credit facility primarily as an emergency liquidity source and tests that source annually. The Bank did not have an outstanding obligation to Fortis Securities, LLC at December 31, 2006. In addition, we had 37.5% of total assets available through the aggregate of unused lines of credit, interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes, which is above our internal requirement of 20%.

        At December 31, 2006, certificates of deposits amounted to $241.0 million, or 52.7% of total deposits, including $240.3 million that are scheduled to mature by December 31, 2007. Historically, we have been able to retain a significant amount of our deposits as they mature. At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker. Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume. Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments. Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

        At December 31, 2006, we had $1.2 million of net unrealized losses on securities classified as available-for-sale, or 0.8% of the $146.3 million carrying value of the related securities. Movements in market interest rates will affect the unrealized gains and losses on these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

Capital Resources

        Consistent with our objective to operate a financially stable organization that consistently grows its market value, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. As of December 31, 2006, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all capital requirements. Total equity for the Bank was $85.3 million at December 31, 2006, or 9.47% of total assets on that date. The Bank's regulatory capital ratios at December 31, 2006 were as follows: Tier 1 capital leverage of 9.26%; Tier 1 capital risk-based capital of 11.66%; and total risk-based capital of 12.83%.


Contractual Obligations

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and contracts or lease agreements to build facilities or construct tenant improvements. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Company's long-term contractual obligations at December 31, 2006:

	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$240,347	$ 564	$ 119	$ --	$241,030
Long-term borrowings	10,884	50,393	8,215	275,903	345,395
Operating lease obligations	330	511	522	1,162	2,525
Total	$251,561	$51,468	$8,856	$277,065	$588,950

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The Bank makes personal, commercial, and real estate lines of credit available to customers but does not issue stand-by letters of credit or financial guarantees.

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


dollar value of the collateral securing loans that we have made. Management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interest in securitized financial assets to identify interest. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statements is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

        In March 2006, the FASB issued SAFS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140, SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial assets is created by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective for an entity's first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

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

        Also in September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirements plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information contained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Management's Annual Report on Internal Control Over Financial Reporting	84
Report of Independent Registered Public Accounting Firm	85
Consolidated Statements of Financial Condition at December 31, 2006 and 2005	86
Consolidated Statements of Income For the Years Ended
December 31, 2006, 2005, and 2004	87
Consolidated Statements of Shareholders' Equity For the
Years Ended December 31, 2006, 2005 and 2004	88
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2006, 2005 and 2004	89
Notes to Consolidated Financial Statements	91


Management's Annual Report on Internal Control Over Financial Reporting

The management of Rainier Pacific Financial Group, Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, some amounts that are based on management's best estimates and judgments.

Management is also responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

Respectfully submitted,

/s/ John A. Hall                                                                                            /s/ Joel G. Edwards
John A. Hall                                                                                                 Joel G. Edwards
President and                                                                                              Vice President and
  Chief Executive Officer                                                                               Chief Financial Officer
March 12, 2007                                                                                            March 12, 2007


Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Rainier Pacific Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management's assessment included in the accompanying Management's Annual Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, management's assessment, and the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP
Everett, Washington
March 12, 2007


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)

ASSETS
	At December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$ 11,847	$ 9,955
Interest-bearing deposits with banks	57	3,836
Securities available-for-sale	145,110	144,212
Securities held-to-maturity (fair value at December 31, 2006: $51,589; at December 31, 2005: $79,885)	52,652	81,497
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	13,712	13,712

Loans	639,378	582,894
Less allowance for loan losses	(8,283)	(8,597)
Loans, net	631,095	574,297

Premises and equipment, net	34,383	34,307
Accrued interest receivable	4,177	3,861
Other assets	9,664	5,166

TOTAL ASSETS	$902,697	$870,843
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Non interest-bearing	$ 33,722	$ 31,065
Interest-bearing	423,703	406,965

Total deposits	457,425	438,030

Borrowed funds	345,395	340,240
Corporate drafts payable	3,537	2,977
Accrued compensation and benefits	2,111	1,958
Other liabilities	6,399	2,928

TOTAL LIABILITIES	814,867	786,133

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,587,670 shares issued and 5,971,913 shares outstanding at December 31, 2006; 6,690,847 shares issued and 5,940,502 shares outstanding at December 31, 2005	50,038	49,598
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,582)	(5,261)
Accumulated other comprehensive loss, net of tax	(806)	(1,441)
Retained earnings	43,180	41,814

TOTAL SHAREHOLDERS' EQUITY	87,830	84,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$902,697	$870,843

See accompanying notes.                                                               86


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share data)

	Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Loans	$ 43,040	$ 35,022	$ 31,886
Securities available-for-sale	8,212	4,816	4,054
Securities held-to-maturity	2,663	3,199	3,753
Interest-bearing deposits	295	58	8
FHLB dividends	14	54	354

Total interest income	54,224	43,149	40,055

INTEREST EXPENSE
Deposits	14,220	7,462	3,912
Borrowed funds	15,020	11,275	7,863

Total interest expense	29,240	18,737	11,775

Net interest income	24,984	24,412	28,280

PROVISION FOR LOAN LOSSES	600	750	2,700

Net interest income after provision for loan losses	24,384	23,662	25,580

NON-INTEREST INCOME
Deposit service fees	3,520	3,709	4,128
Loan service fees	1,188	1,008	836
Insurance service fees	2,078	597	619
Investment service fees	557	509	499
Real estate lease income	1,139	629	148
Gain/(loss) on sale of securities, net	3	(2)	173
Gain on sale of loans, net	278	494	698
Gain on sale of premises and equipment, net	7	349	1,013
Other operating income	110	33	46

Total non-interest income	8,880	7,326	8,160

NON-INTEREST EXPENSE
Compensation and benefits	15,784	14,276	14,501
Office operations	5,155	5,464	5,092
Occupancy	2,628	2,140	1,711
Loan servicing	529	510	464
Outside and professional services	1,301	1,360	2,890
Marketing	946	1,032	1,205
Other operating expenses	2,367	2,124	3,040

Total non-interest expense	28,710	26,906	28,903

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	4,554	4,082	4,837

PROVISION FOR FEDERAL INCOME TAX	1,594	1,389	1,210

NET INCOME	$ 2,960	$ 2,693	$ 3,627

EARNINGS PER COMMON SHARE:
Basic	$ 0.50	$ 0.44	$ 0.49
Diluted	$ 0.50	$ 0.43	$ 0.48

Weighted average shares outstanding - Basic	5,941,336	6,164,771	7,436,341

Weighted average shares outstanding - Diluted	5,961,603	6,202,420	7,492,929

                                                                                                           87                                                                        See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands)

	Common Stock		Unearned	Retained	Accumulated Other Comprehensive
	Shares	Amount	ESOP Shares	Earnings	Income/(Loss)	Total
Balance, December 31, 2003	8,442,840	$82,570	$(6,618)	$38,837	$(232)	$114,557

Common stock repurchased	(1,103,880)	(18,858)				(18,858)
Common stock issued for MRP	336,800
MRP forfeitures	(3,500)
Earned ESOP shares released			678			678
ESOP activity - Change in value of shares committed to be released		399				399
Dividends paid				(1,665)		(1,665)
Amortization of compensation related to MRP		561				561
Comprehensive income/(loss):
Net income				3,627		3,627
Unrealized loss on securities, net of tax benefit of $254					(493)	(493)
Total comprehensive income						3,134
Balance, December 31, 2004	7,672,260	$64,672	$(5,940)	$40,799	$(725)	$98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
MRP forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		479				479
Dividends paid				(1,678)		(1,678)
Amortization of compensation related to MRP		1,083				1,083
Comprehensive income/(loss):
Net income				2,693		2,693
Unrealized loss on securities, net of tax benefit of $369					(716)	(716)
Total comprehensive income						1,977
Balance, December 31, 2005	6,690,847	$49,598	$(5,261)	$41,814	$(1,441)	$84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
MRP forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		631				631
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to the Stock Option Plan		477				477
Comprehensive income:
Net income				2,960		2,960
Unrealized gain on securities, net of tax of $342					635	635
Total comprehensive income						3,595
Balance, December 31, 2006	6,587,670	$50,038	$(4,582)	$43,180	$(806)	$87,830

See accompanying notes.                                                               88


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,960	$ 2,693	$ 3,627
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,654	3,653	3,030
Provision for loan losses	600	750	2,700
Federal Home Loan Bank stock dividends	-	(54)	(354)
Deferred income tax (benefit)	(413)	(174)	439
(Gain)/loss on sale of securities, net	(3)	2	(173)
Gain on sale of premises and equipment, net	(7)	(349)	(1,013)
Gain on sale of loans, net	(278)	(494)	(698)
Amortization (accretion) of premium and discount on securities	804	981	1,313
Amortization of intangible assets	261	35	35
Accrued compensation for restricted stock awards	1,032	1,083	561
Accrued compensation for stock options	477	-	-
Change in operating assets and liabilities, net:
Accrued interest receivable	(316)	(507)	205
Other assets	(1,188)	761	205
Corporate drafts payable	560	(862)	(5,226)
Other liabilities	3,624	(3,574)	216

Net cash provided from operating activities	11,767	3,944	4,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease/(increase) in interest-bearing deposits with banks	3,779	(2,565)	(1,156)
Activity in securities available-for-sale:
Sales	12,396	11,155	42,556
Maturities, prepayments, and calls	6,177	11,495	9,707
Purchases	(19,089)	(71,130)	(71,370)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	28,639	11,679	20,175
Purchase of insurance agency	(3,500)	-	-
Purchases of Federal Home Loan Bank stock	-	(284)	(1,577)
Increase in loans, net	(76,683)	(115,032)	(108,713)
Proceeds from sales of loans	19,563	34,217	52,293
Purchases of premises and equipment	(3,730)	(3,516)	(16,484)
Proceeds from sales of premises and equipment	7	589	-

Net cash used in investing activities	(32,441)	(123,392)	(74,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,395	93,114	29,536
Advances on borrowed funds	721,516	2,143,289	1,549,963
Repayments of borrowed funds	(716,361)	(2,098,771)	(1,491,346)
Repayment of ESOP debt	679	679	678
Change in value of ESOP shares committed to be released	631	479	399
Dividends paid	(1,594)	(1,678)	(1,665)
Common stock repurchased	(1,700)	(16,636)	(18,858)

Net cash provided from financing activities	22,566	120,476	68,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,892	1,028	(995)

CASH AND CASH EQUIVALENTS, at beginning of year	9,955	8,927	9,922

CASH AND CASH EQUIVALENTS, at end of year	$ 11,847	$ 9,955	$ 8,927

                                                                                                           89                                                                        See accompanying notes.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$29,036	$18,309	$12,199

Income taxes	$ 2,191	$ 1,360	$ 1,110

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Unrealized gains/(losses) on available-for-sale securities	$ 978	$(1,085)	$ (747)

See accompanying notes.                                                               90

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

The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 14 banking offices located in Pierce and South King Counties, Washington. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

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

Cash and cash equivalents - Cash and cash equivalents consist of vault and automated teller machine cash and non-interest bearing deposits in depository institutions, including the Federal Reserve and the Federal Home Loan Bank. Cash and cash equivalents have a maturity of three months or less. Cash and cash equivalents also include $1,358,000 and $1,224,000 of cash as of December 31, 2006 and 2005, respectively, that is restricted due to a contractual relationship with the Bank's credit card transaction processing vendor.

Interest-bearing deposits with banks - Interest-bearing deposits with banks include interest-bearing deposits at various FDIC insured financial institutions and the Federal Home Loan Bank of Seattle ("FHLB"). At times throughout the year, the Bank has balances that exceed FDIC insured limits.

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and yield on alternative investments. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, ability and intent to hold until recovery, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is not recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

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

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, under the aggregate method. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held no loans classified as held-for-sale at December 31, 2006 or 2005.

Loans and allowance for loan losses - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their unpaid outstanding principal balance, are adjusted for net charge-offs, the allowance for loan losses, unearned discounts and non-refundable fees and related direct loan origination costs. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized as an adjustment to the yield of the related loan using the interest method.

Interest on loans is recognized over the term of the loans and is calculated using the simple-interest method on principal amounts outstanding. Accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes past due 90 days as to either principal or interest. When the accrual of interest is discontinued, all accrued interest is reversed against current income. The accrual and recognition of interest is resumed when, in management's opinion, the collectibility of principal and interest is no longer in doubt.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

The Bank maintains an allowance for loan losses to absorb credit losses inherent in the loan portfolio. The allowance is determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5: Accounting for Contingencies and SFAS No. 114: Accounting by Creditors for Impairment of a Loan. The allowance is based on ongoing assessments of probable estimated credit losses, and is evaluated by management on a quarterly basis. The allowance is increased by the provision for loan losses, which is charged against current operating results and decreased by the amount of loan charge-offs, net of recoveries.

The Bank's methodology for analyzing the allowance for loan loss consists of two main elements: a formula element and a specific element, and establishes an acceptable range in which the allowance should fall. The establishment of an acceptable range addresses estimation risk and helps ensure that the allowance is adequate for the risk inherent in the loan portfolio.

The formula element of the allowance is the combination of two different components: actual historical loss ratios and economic and other factors. While historical loss ratios are known amounts, economic and other factors are based on estimates by management, which considers factors such as delinquency ratios, loss trends, changes in underwriting, local and regional economic data, and other factors. These quantitative and qualitative factors are reviewed by management and applied against each loan pool in the formula element. In addition, an estimated loss ratio is applied to newly originated loan categories that may not have generated any historical losses. Prudent lending and accounting practices necessitate that the allowance address the risk associated with the loans in these newly originated loan categories in order to account for future losses that are probable and can be reasonably estimated.

The specific element of the allowance is created for large loans (e.g., a commercial, construction, or business loans) in accordance with SFAS No. 114 when management believes that a specific large loan is impaired based on current information and events. A specific large loan would be impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. As part of the credit monitoring and allowance process, management uses its normal loan review process to identify loans that are to be evaluated for collectibility. Management's normal loan review process includes reviewing various reports, analysis, and other information, including the delinquency report, credit risk monitoring report, and any individual credit review analysis.

Upon determining the combined balance of the formula and specific elements of the allowance, management determines an acceptable range therefrom, by considering the estimation risk involved in determining the two primary elements of the allowance. The acceptable range is determined by calculating an exact number (for the formula and specific components combined) and then establishing a range of plus or minus 10 percent of the allowance to total loans ratio resulting from the combined calculation. Management believes establishing a range is necessary since there are unknown variables that will impact the projected amount or type of future loan originations and actual charge-offs. Market changes, shifts in customer preference, management judgments/projections, or other unforeseen issues make a range more reliable. Furthermore, a range more appropriately conveys management's estimate of the level of credit risk in the loan portfolio, and that the allowance is a significant estimate and not an exact number.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Collateral in liquidation and other real estate owned - Collateral in liquidation and other real estate owned (obtained through repossession or foreclosure) is recorded at the lower of its acquisition cost or its net realizable value. The Bank held $33,000 and $27,000 of such assets at December 31, 2006 and 2005, respectively, which are included in "Other assets" in the Consolidated Statements of Financial Condition.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

Mortgage servicing rights - Servicing assets are recognized when servicing rights are acquired and retained through the sale of mortgage loans. Servicing rights are reported in "Other assets" in the Consolidated Statements of Financial Condition, and are amortized to non-interest income over the estimated life of the underlying mortgage loans sold. Servicing assets are evaluated for impairment based upon the fair value of the assets as compared to amortized cost.

Mortgage loans serviced for others include whole loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC"), the FHLB, and the Federal National Mortgage Association ("FNMA"). Loans being serviced for FHLMC, FHLB and FNMA totaled $110,297,000, $106,723,000 and $99,416,000 at December 31, 2006, 2005, and 2004, respectively. These amounts are not included in "Loans" in the Consolidated Statements of Financial Condition.

Federal Income taxes - The Company and the Bank file a consolidated federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangible assets - In December 2000, the Bank, through a previous wholly-owned subsidiary, acquired the rights to customers and policies of a local insurance agency for $350,000. In January 2006, the Bank acquired the rights to customers and policies of two other local insurance agencies for $3,500,000. These purchase amounts were accounted for as intangible assets and are included in "Other assets" in the Consolidated Statements of Financial Condition. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets are amortized under the straight-line method for up to 15 years and are periodically evaluated for impairment. The balance of the intangible assets was $3,299,000 and $175,000 as of December 31, 2006 and 2005, respectively.

Marketing - The Bank expenses marketing costs as they are incurred. Marketing expense was $946,000, $1,032,000, and $1,205,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Comprehensive income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Consolidated Statements of Shareholders' Equity.

The components of other comprehensive income and related tax effects are as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Unrealized holding gain/(loss) on available-for-sale securities	$ 981	$(1,087)	$(574)
Reclassification adjustment for (gains)/losses realized in income	(3)	2	(173)

Unrealized gains/(losses), net	978	(1,085)	(747)
Tax effect	(343)	369	254

Comprehensive income/(loss), net	$ 635	$ (716)	$(493)

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

Employee stock ownership plan - The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). Under Statement of Position ("SOP") No. 93-6, Employers' Accounting for Employer Stock Ownership Plans, as shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of retained earnings and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. At December 31, 2006, there were 458,159 unallocated shares in the plan (Note 11). Shares released on December 31, 2006 totaled 67,896 and were credited to plan participants' accounts in January 2007.

Stock-based compensation - Prior to the adoption of the Financial Accounting Standards Board ("FASB") SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. The Company adopted the pro forma disclosure-only provision of SFAS 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS 123 and, as such did not recognize any compensation expense for employee stock options for all periods prior to January 1, 2006.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (dollars in thousands, except per share data):

	2005	2004
Pro forma disclosure:
Net income, as reported	$2,693	$3,627
Compensation expense, net of tax	(561)	(418)
Pro forma net income	$2,132	$3,209

Basic earnings per share:
As reported	$ 0.44	$ 0.49
Pro forma	$ 0.35	$ 0.43

Diluted earnings per share:
As reported	$ 0.43	$ 0.48
Pro forma	$ 0.34	$ 0.43


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

On January 1, 2006 (the effective date), the Company adopted the fair value recognition provision of SFAS 123(R), using the "modified prospective" method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date. See Note 12 for additional information regarding stock-based compensation.

Earnings per share ("EPS") data - The Company displays basic and diluted EPS in the Consolidated Statements of Income. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding. Diluted EPS is computed by dividing net income by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive. Common stock equivalent shares include the stock options and restricted stock awards under the 2004 Stock Option Plan and the 2004 Management Recognition Plan ("MRP") approved by the shareholders in April 2004.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

Concentrations of credit risk - The Bank accepts deposits and grants credit primarily within its local service area of Pierce County and South King County, Washington. The Bank has a diversified loan portfolio and grants consumer, single-family residential, commercial, and real estate construction loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real estate related. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Reclassifications - Certain amounts in the prior years have been reclassified to conform to the 2006 presentation.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault, or on deposit with the Federal Reserve Bank. The minimum reserve balances as of December 31, 2006 and 2005 were $3,870,000 and $2,243,000, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment Securities

The following summarizes the amortized cost, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):
		Gross	Gross Unrealized Losses
Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Less Than 12 months	Greater than 12 Months	Fair Value

2006
Corporate securities	$ 5,240	$ -	$ -	$ 163	$ 5,077
U.S. Government agencies	5,750	-	-	185	5,565
Mortgage-backed securities	23,817	9	-	670	23,156
Trust preferred securities	111,503	280	26	445	111,312

	$146,310	$289	$ 26	$1,463	$145,110

2005
Corporate securities	$ 5,404	$ -	$ -	$ 246	$ 5,158
U.S. Government agencies	5,750	-	-	255	5,495
Mortgage-backed securities	30,188	11	-	946	29,253
Trust preferred securities	105,047	41	293	489	104,306

	$146,389	$ 52	$293	$1,936	$144,212

Securities Held-to-Maturity

2006
Mortgage-backed securities	$ 39,872	$ 69	$ -	$1,155	$ 38,786
Municipal obligations	12,780	92	-	69	12,803

	$ 52,652	$161	$ -	$1,224	$ 51,589

2005
U.S. Government agencies	$ 20,000	$ -	$ -	$ 262	$ 19,738
Mortgage-backed securities	48,721	128	-	1,323	47,526
Municipal obligations	12,776	36	1	190	12,621

	$ 81,497	$164	$ 1	$1,775	$ 79,885

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific events considered other-than-temporary in nature. There were 48 and 64 investment securities with unrealized losses at December 31, 2006 and 2005, respectively. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Management periodically evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

Management has determined that no investment security is other-than-temporarily impaired. The Company has the ability to hold all investment securities with temporary impairments to the earlier of the forecasted recovery or the maturity of the underlying investment security.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment Securities (continued)

At December 31, 2006, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 3.02%, 2.83%, 4.52%, 4.06% and 6.09%, respectively. At December 31, 2005 the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 2.97%, 2.24%, 4.40%, 4.06% and 5.07%, respectively.

The amortized cost and the fair value of investment securities at December 31, 2006 by contractual maturity, are shown below (dollars in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

In one year or less	$ -	$ -	$ -	$ -
After one year to five years	-	-	10,990	10,642
After five years to ten years	-	-	-	-
After ten years	12,780	12,803	111,503	111,312
Mortgage-backed securities	39,872	38,786	23,817	23,156

	$52,652	$51,589	$146,310	$145,110

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

Investment securities valued at $66,365,000 and $1,789,000 were pledged to the FHLB and to secure deposits of certain public governmental entities as of December 31, 2006. Securities valued at $100,592,000 and $1,351,000 were pledged to the FHLB and to secure deposits of certain public governmental entities as of December 31, 2005.

Gross gains from the sales of available-for-sale investment securities were $3,000, $54,000, and $389,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Bank incurred gross losses of $56,000 and $216,000 for the years ended December 31, 2005 and 2004, respectively. The Bank did not incur any gross losses for the year ended December 31, 2006.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans

The major classifications of the Bank's loans are summarized as follows at December 31 (dollars in thousands):

	2006	2005
Real estate:
One- to four- family residential	$ 81,542	$ 84,903
Five or more family residential	163,060	158,997
Commercial	195,854	166,242
	440,456	410,142
Real estate construction:
One- to four- family residential	75,508	53,247
Five or more family residential	4,180	4,859
Commercial	-	2,795
	79,688	60,901
Consumer:
Automobile	31,888	39,429
Home equity loans	42,718	31,948
Credit cards	23,327	22,054
Other	8,179	9,196
	106,112	102,627

Commercial/business	13,122	9,224

Total loans	639,378	582,894

Less: Allowance for loan losses	(8,283)	(8,597)

Loans, net	$631,095	$574,297
Sold loans, serviced for others	$110,297	$106,723

There were $241,000 and $114,000 of non-accrual loans at December 31, 2006 and 2005, respectively. The Bank does not accrue interest on loans past due 90 days or more, and appropriately discontinued accruing interest on these loans. There were no specific allowances established for non-accrual loans at December 31, 2006 and 2005. The average balance of non-accrual loans was approximately $150,000, $151,000 and $479,000 during the years ended December 31, 2006, 2005, and 2004, respectively. If interest on these loans had been accrued, such interest income would have been approximately $13,000, $13,000, and $39,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As defined previously in Note 1, there were no impaired loans at December 31, 2006 or 2005. Additionally, at December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired and there were no troubled debt restructurings.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans (continued)

The following table sets forth the contractual maturities of the Bank's loan portfolio at December 31, 2006 (dollars in thousands):
	Within One Year	One Year to Five Years	After Five Years	Total
Real estate
One- to four- family residential	$ 26	$ 3,294	$ 78,222	$ 81,542
Five or more family residential	-	7,433	155,627	163,060
Commercial	763	8,661	186,430	195,854

	789	19,388	420,279	440,456

Real estate construction
One- to four- family residential	63,301	12,207	-	75,508
Five or more family residential	4,180	-	-	4,180
Commercial	-	-	-	-

	67,481	12,207	-	79,688

Consumer
Automobile	551	19,855	11,482	31,888
Home equity	15,080	3,806	23,832	42,718
Credit cards	23,327	-	-	23,327
Other	4,446	2,470	1,263	8,179

	43,404	26,131	36,577	106,112

Commercial/business	10,269	1,532	1,321	13,122

Total loans	$121,943	$ 59,258	$458,177	$639,378

	Within One Year	One Year to Five Years	After Five Years	Total

Fixed rates	$ 2,334	$47,047	$226,290	$275,671
Variable rates	119,609	12,211	231,887	363,707

Total	$121,943	$59,258	$458,177	$639,378

A summary of the changes in the allowance for loan losses is summarized as follows for the years ended December 31 (dollars in thousands):

	2006	2005	2004
Balance at beginning of year	$8,597	$8,981	$8,237
Provision charged to operations	600	750	2,700
Loans charged off	(1,134)	(1,563)	(2,325)
Recoveries	220	429	369

Balance at end of year	$8,283	$8,597	$8,981


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):

	2006	2005

Land and land improvements	$ 6,733	$ 5,399
Buildings and building improvements	29,270	28,087
Furniture and equipment	17,042	15,842
Construction in progress	62	117
	53,107	49,445
Accumulated depreciation	(18,724)	(15,138)

Premises and equipment, net	$ 34,383	$ 34,307

Depreciation expense on premises and equipment totaled $3,654,000, $3,653,000 and $3,030,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank sold its former administrative office building in the city of Fife, Washington in January 1999, which generated a gain of $3,122,000, of which $1,118,000 was recognized upon sale and $2,004,000 was deferred and ratably amortized into income due to the sale leaseback nature of the transaction. In December 2004, the Bank terminated the lease associated with the leaseback of its former administrative office building and moved to its then newly constructed corporate office building in downtown Tacoma, Washington. Upon termination of the lease, the remainder of the deferred gain in the amount of $873,000 (in addition to $146,000 of the deferred gain amortized during 2004) was recognized as income and was included in "Gain on sale of premises and equipment, net" in the Consolidated Statements of Income.

The Bank's corporate office building in downtown Tacoma involved the purchase of approximately 32,000 square feet of property in two phases in 1999 and 2002. The building construction was substantially completed in December 2004 and the Company and Bank relocated its corporate and administrative offices from the administrative office building in Fife to the approximately 60,000 square foot facility in downtown Tacoma effective December 6, 2004. The Bank occupies approximately 60% of the space and the remaining 40% is occupied by tenants.

Note 6 - Mortgage Servicing Rights

The carrying value of capitalized mortgage servicing rights is reported in "Other assets" in the Consolidated Statements of Financial Condition. The following summarizes mortgage servicing rights activity for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Beginning balance	$371	$295	$141
Mortgage servicing rights capitalized	190	146	192
Mortgage servicing rights amortized	(75)	(70)	(38)

Ending balance	$486	$371	$295

The Bank sells real estate loans to the FHLMC, FNMA, and formerly to the FHLB, while retaining the servicing rights to those loans. The fair value of mortgage servicing rights is determined by the use of a valuation model that evaluates the estimated discounted future cash flows of the servicing rights.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Mortgage Servicing Rights (continued)

Assumptions used in the valuation model include the cost of servicing the loan, a discount rate, and anticipated prepayment speeds. The Bank assesses the impairment of the mortgage servicing rights based on the recalculation of the current market price of mortgage servicing rights, discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. Currently, the pools are combined as they all have similar interest rates, terms and risk characteristics. In the opinion of management, an impairment valuation allowance is not necessary, as the fair value of these mortgage serving rights exceeds the carrying value.

Note 7 - Deposits

Interest-bearing customer deposits at December 31 are summarized as follows (dollars in thousands):
	Weighted Average Interest Rate	2006	Weighted Average Interest Rate	2005

Interest-bearing checking	1.84%	$ 41,548	1.40%	$ 33,476
Savings	0.26%	32,135	0.26%	36,781
Money market accounts	3.38%	108,990	2.18%	88,459

		182,673		158,716

Certificates of deposit, including
IRA certificates:	0.00 to 0.99%	-	0.00 to 0.99%	289
	1.00 to 1.99%	336	1.00 to 1.99%	5,884
	2.00 to 2.99%	8,877	2.00 to 2.99%	44,240
	3.00 to 3.99%	15,445	3.00 to 3.99%	161,160
	4.00 to 4.99%	132,826	4.00 to 4.99%	36,676
	5.00 to 5.99%	83,546	5.00 to 5.99%	-
		241,030		248,249

Total interest-bearing deposits		$423,703		$406,965

A summary of certificates of deposit, by year of maturity, at December 31, 2006 is as follows (dollars in thousands):

2007	$240,346
2008	539
2009	25
2010	33
2011	87
Thereafter	-

$241,030


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits (continued)

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):

	2006	2005	2004

Checking	$ 749	$ 164	$ 35
Savings	93	118	156
Money market	3,094	1,497	962
Certificates of deposit	10,284	5,683	2,759

	$14,220	$7,462	$3,912

The aggregate amount of time deposits in denominations of $100,000 or more was $116,914,000 and $112,783,000 at December 31, 2006 and 2005, respectively. The uninsured portion of all deposits totaled $64,955,000 and $56,870,000 at December 31, 2006 and 2005, respectively.

Note 8 - Borrowed Funds

At December 31, 2006, the Bank had credit facilities available from the FHLB of $450,217,000 and from Fortis Securities, LLC of $100,000,000. The FHLB credit facility is subject to an existing Advances, Security and Deposit Agreement. Under the FHLB agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral. The Fortis Securities, LLC credit facility is subject to a repurchase agreement, wherein the Bank pledges securities it owns to collateralize the sales of securities that are subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Bank transfers securities but still retains effective control through an agreement that both entitles and obligates the Bank to repurchase the securities. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as "Borrowed Funds" in the Consolidated Statements of Financial Condition, while the securities underlying the agreements remain in the respective investment securities portfolio. The Bank uses the Fortis Securities, LLC credit facility primarily as an emergency liquidity source and tests that source annually.

The Bank had borrowed funds from the FHLB at December 31, 2006 and 2005 of $345,395,000 and $340,240,000, respectively. The Bank did not have an outstanding obligation to Fortis Securities, LLC at December 31, 2006 or 2005.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowed Funds (continued)

The Bank's borrowed funds consisted of the following during the years ended December 31 (dollars in thousands):

	2006	2005
FHLB Advances:
Maximum outstanding at any month-end	$373,415	$355,919
Average outstanding	$354,929	$308,891

Weighted average interest rates:
Annual	4.21%	3.65%
End of year	4.38%	3.78%

Repurchase Agreement:
Maximum outstanding at any month-end	$ -	$ -
Average outstanding	$ 847	$ -

Weighted average interest rates:
Annual	5.47%	-
End of year	-	-

Total Borrowed Funds:
Maximum outstanding at any month-end	$373,415	$355,919
Average outstanding	$355,776	$308,891

Weighted average interest rates:
Annual	4.22%	3.65%
End of year	4.38%	3.78%

The contractual maturities of borrowed funds at December 31, 2006 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Amount

2007	5.50%	$ 10,884
2008	3.67%	20,513
2009	3.44%	29,880
2010	4.76%	8,215
2011	-	-
2012 and thereafter	4.48%	275,903

		$345,395

Expected maturities may differ from contractual maturities due to put provisions on $277,903,000 of the amount outstanding. Capitalized interest amounted to $24,000, $0, and $211,000 and correspondingly reduced interest expense on borrowed funds for the years ended December 31, 2006, 2005, and 2004, respectively.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax

The components of the provision for federal income tax for the years ended December 31 are as follows (dollars in thousands):
	2006	2005	2004

Current	$2,007	$1,563	$ 771
Deferred	(413)	(174)	439

Provision for federal income tax	$1,594	$1,389	$1,210

A reconciliation of the tax expense based on statutory corporate tax rates on pre-tax income and the "Provision for federal income tax" shown in the accompanying Consolidated Statements of Income for the years ended December 31, is as follows (dollars in thousands):
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income taxes
at statutory rates	$1,548	34.0%	$1,388	34.0%	$1,645	34.0%
Other, net	46	1.0%	1	0.0%	(435)	(9.0%)

	$1,594	35.0%	$1,389	34.0%	$1,210	25.0%

The following tables show the nature and components of the Bank's net deferred tax assets, recorded among "Other assets" in the Consolidated Statements of Financial Condition, established at an estimated tax rate of 34% at December 31 (dollars in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,816	$2,502
Charitable contribution	1,469	1,725
Accumulated depreciation	682	136
Unrealized loss on securities	399	742
Other	380	271
Total deferred tax assets	5,746	5,376

Valuation allowance	(300)	-

Deferred tax asset, net of valuation allowance	5,446	5,376

Deferred tax liabilities:
FHLB stock dividends	(858)	(858)
Total deferred tax liabilities	(858)	(858)

Net deferred tax asset	$4,588	$4,518

Prior to 2003, the Bank qualified under the provisions of the Internal Revenue Service Code to deduct from taxable income a reserve for bad debts based on the experience method. The experience method allowed the Bank to deduct bad debt expense (i.e., increases to the reserve for losses on loans) from taxable income in amounts greater than the actual losses incurred. Starting in 2003, the Bank became classified as a large bank and is now required to use the direct charge-off method. The Bank recaptured the excess reserves previously recorded that exceed actual losses for taxable income purposes over the


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax (continued)

four year period ended December 31, 2006. The recapture of the pre-2003 bad debt reserves recorded under the experience method did not result in a charge to earnings as these amounts are included in the deferred tax asset.

The Bank establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management has determined that it is more likely than not that it may not realize all the benefit of the deferred tax assets based upon the nature and timing of the items listed. In order to fully realize the net deferred tax asset related to the charitable contribution, the Bank will need to generate sufficient future taxable income. Management expects that the Bank may not generate sufficient taxable income to utilize the net deferred tax asset and has established a valuation allowance in the amount of $300,000. As of December 31, 2006, the deferred tax asset relating to the charitable contribution was $1.4 million, of which $1.0 million and $432,000 are set to expire in 2008 and 2009, respectively.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements at December 31 as follows (dollars in thousands):

	2006	2005

First mortgage loans	$ 425	$ 495
Home equity lines of credit	16,310	11,768
Personal lines of credit	4,533	4,981
Credit cards	81,374	64,724
Commercial lines of credit	6,856	6,289
Construction loans	30,871	49,413

	$140,369	$137,670

The Bank does not anticipate any material losses as a result of the commitments.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Loans sold to the FHLB - The Bank formerly sold mortgage loans to the FHLB and retained the servicing of all loans sold. Loans sold to the FHLB required a loan reserve account of 40 to 50 basis points to be established to offset any potential future charge-offs. There is no additional recourse to the Bank on the loans sold to the FHLB other than the reserve account. As of December 31, 2006 and 2005, the reserve account totaled $98,000, and no portion of the loan reserve account was used to offset loan losses or was repaid to the Bank based upon satisfactory loan repayment.

Lease commitments (as lessee) - Rent expense under operating leases for branch premises for the year ended December 31, 2006 totaled $319,000. Rent expense under operating leases for administrative office space and branch premises for the years ended December 31, 2005 and 2004 totaled $214,000, and $709,000 (which included a $125,000 lease termination fee incurred upon vacating the former administrative office building in December 2004), respectively.

As of December 31, 2006, the future minimum rent payments under the terms of the leases for branch premises are as follows for future years ending December 31 (dollars in thousands):

2007	$ 330
2008	253
2009	258
2010	260
2011	262
2012 and thereafter	1,162

$2,525

Lease commitments (as lessor) - During the year ended December 31, 2006, the Bank leased office and retail space to others under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contain escalation clauses providing for increased rents and excess operating expense reimbursements. As of December 31, 2006, the future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):

2007	$ 964
2008	954
2009	965
2010	802
2011	537
2012 and thereafter	1,955

$6,177

Purchase obligations (insurance agencies) - On January 3, 2006, the Bank acquired the rights to customers and policies of two local insurance agencies for $3,500,000. The first payment of $1,200,000 was paid at closing on January 3, 2006. The second payment of $1,150,000 was made on January 3, 2007, and the final payment of $1,150,000 will be made on January 3, 2008. At December 31, 2006, the $2,300,000 outstanding was included in "Other Liabilities" in the Consolidated Statements of Financial Condition.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Restrictions on equity - The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bank's common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account. The balance of the liquidation account as of December 31, 2006 and 2005 was $9,323,000 and $10,801,000, respectively, and was part of shareholders' equity.

Note 11 - Retirement Plans

Effective January 1, 2004, the Bank amended and restated its Profit Sharing 401(k) Plan into a 401(k) Employee Stock Ownership Plan ("ESOP") in order to provide a 401(k) profit sharing plan with employee stock ownership features for employees of the Bank. The ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

The net expense related to the Bank's retirement plans recognized for the years ended December 31, 2006, 2005, and 2004 was $1,195,000, $915,000 and $1,007,000, respectively. In addition, the Bank also provides a match of employee salary deferrals into the plan. The net matching expense recognized for the years ended December 31, 2006, 2005, and 2004 was $172,000, $282,000 and $194,000, respectively.

In October 2003, the ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.

For the year ended December 31, 2006, the ESOP was committed to release 67,896 shares of the Company's common stock to participants. At December 31, 2006, the ESOP had 458,159 unallocated shares remaining to be released. The fair value of the 458,159 restricted shares held by the ESOP trust was $9,085,000 at December 31, 2006.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans

Stock Option Plan - On April 26, 2004, the Company's shareholders approved the Rainier Pacific Financial Group, Inc. 2004 Stock Option Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing a retention and performance incentive to directors and key employees who are expected to significantly contribute to the operating success of the Company. The maximum number of options that may be issued under the SOP is 844,284. The options are granted using an exercise price of the then fair market value of the Company's common stock on the date of grant, vest over five years, expire 10 years from the date of grant, and are subject to certain restrictions and limitations.

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees. The fair market value of the Company's common stock on the date of grant was $16.26. On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees. The fair market value of the Company's common stock on the date of the August 17, 2005 grants was $16.72. There were no grants in 2006.

The fair value of options granted were estimated on the date of grants (June 7, 2004 and August 17, 2005) using a binomial option-pricing model with the following assumptions for the years ended December 31:

	2005	2004
Option exercise price	$ 16.72	$ 16.26
Stock price on grant date	$ 16.72	$ 16.26
Annual dividend yield	1.40%	2.00%
Expected volatility	19.63%	21.95%
Risk-free interest rate	3.99%	4.39%
Employee attrition rate	5.00%	3.00%
Vesting period	5 years	5 years
Expected life	6 years	7 years
Contractual term	10 years	10 years
Estimated fair value of options	$ 3.92	$ 3.60

The following represents the stock option activity and option exercise price information for the years ended December 31:

	Number of	Weighted- Average Price	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2004	677,000	$16.26

Granted	40,000	16.72
Exercised	-	-
Cancelled	(9,000)	16.26

Balance at December 31, 2005	708,000	$16.29

Granted	-	-
Exercised	-	-
Cancelled	(50,600)	16.45

Balance at December 31, 2006	657,400	$16.27	$2,340,344


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans (continued)

Financial data pertaining to the stock options at December 31, 2006 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	638,000	7.50	$16.26	255,200	$16.26
2005	19,400	8.75	$16.72	3,880	$16.72

	657,400			259,080	$16.27

Stock-based compensation expense of the SOP recognized by the Company in the Consolidated Statements of Income was $477,000 for the year ended December 31, 2006, compared to pro forma stock-based compensation expense of $850,000 and $633,000 for the years ended December 31, 2005 and 2004, respectively. On an after-tax basis, stock-based compensation was $310,000 for the year ended December 31, 2006 compared to the pro forma stock-based compensation expense of $561,000 and $418,000 for the years ended December 31, 2005 and 2004, respectively.

The remaining unrecognized compensation expense for the fair value of stock options was approximately $518,000 and $1,104,000 at December 31, 2006 and 2005.

Management Recognition Plan - The purpose of the Rainier Pacific Group, Inc. 2004 Management Recognition Plan ("MRP") is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The maximum number of shares of common stock that may be issued under the MRP is 337,714. The Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees on June 24, 2004. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004 and totaled $5.5 million. These restricted stock awards vest over a five-year period, and therefore, the cost of such is accrued ratably over a five-year period as compensation expense. Compensation expense related to the MRP awards was $1,032,000, $1,073,000 and $561,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash dividends are paid on all MRP shares granted and are treated as additional compensation expense for the dividends earned on unvested shares. A total of 2,700 MRP shares were forfeited during the year ended December 31, 2006 while 66,060 shares were vested to the award recipients. There were 157,600 unvested restricted shares outstanding at year-end, net of current and prior period forfeitures.

The remaining unrecognized compensation expense for the MRP was approximately $2.6 million and $3.6 million at December 31, 2006 and 2005.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Shareholders' Equity

The following table sets forth information about the Company's purchases of its outstanding common stock during the years ended, and as of, December 31, 2004, 2005 and 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
2004	1,103,880	$17.04	1,103,880	350,310
2005	973,613	$17.09	973,613	34,097
2006	100,477	$16.92	100,477	240,620

Earnings per share - The following table presents the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except the number of shares and per share data):

	2006	2005	2004
Numerator:
Net income	$ 2,960	$ 2,693	$ 3,627

Denominator:

Denominator for basic net income per share:
Weighted average shares	5,941,336	6,164,771	7,436,341
Effect of dilutive common stock equivalents:
Stock options	12,643	1,005	15,983
Management recognition plan	7,624	36,644	40,605
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and management recognition plan	5,961,603	6,202,420	7,492,929

Basic net income per share	$ 0.50	$ 0.44	$ 0.49

Diluted net income per share	$ 0.50	$ 0.43	$ 0.48

For the years ended December 31, 2006, 2005, and 2004, there were no non-dilutive securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets, and to average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2006 and 2005.

As of December 31, 2006, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation ("FDIC"). To be categorized as "well capitalized", the Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the "well capitalized" categorizations.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Company	$91,429	12.89%	$56,754	8.00%	n/a	n/a
Bank	$91,017	12.83%	$56,742	8.00%	$70,927	10.00%
Tier I Capital (to risk weighted assets)
Company	$83,146	11.72%	$28,377	4.00%	n/a	n/a
Bank	$82,734	11.66%	$28,371	4.00%	$42,556	6.00%
Tier I Capital (to average assets)
Company	$83,146	9.30%	$35,743	4.00%	n/a	n/a
Bank	$82,734	9.26%	$35,732	4.00%	$44,665	5.00%
As of December 31, 2005
Total Capital (to risk weighted assets)
Company	$91,417	14.05%	$52,049	8.00%	n/a	n/a
Bank	$90,038	13.84%	$52,063	8.00%	$65,079	10.00%
Tier I Capital (to risk weighted assets)
Company	$83,279	12.80%	$26,025	4.00%	n/a	n/a
Bank	$81,897	12.58%	$26,032	4.00%	$39,047	6.00%
Tier I Capital (to average assets)
Company	$83,279	9.93%	$26,025	4.00%	n/a	n/a
Bank	$81,897	9.78%	$33,509	4.00%	$41,887	5.00%


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements (continued)

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions ("DFI") routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2006 financial statements. In view of the regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

Note 15 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, executive officers, and their affiliates. Such loans are granted with interest rates, terms and collateral requirements substantially the same as those for all other customers.

Loans to directors, executive officers and their affiliates are subject to regulatory limitations. Such loans were within regulatory limitations and had aggregate balances and activity as follows (dollars in thousands):

	2006	2005
Balance at beginning of year	$5,762	$2,234
New loans or advances	3,687	4,712
Repayments	(1,564)	(1,184)

Balance at end of year	$7,885	$5,762

The Bank held approximately $1,121,000 and $1,419,000 in deposits of related parties at December 31, 2006 and 2005, respectively.

Note 16 - Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):
	2006		2005
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets
Cash and cash equivalents	$ 11,847	$ 11,847	$ 9,955	$ 9,955
Interest bearing deposits with banks	57	57	3,836	3,836
Securities	197,762	196,699	225,709	224,097
Federal Home Loan Bank stock	13,712	13,712	13,712	13,712
Loans receivable, net	631,095	633,019	574,297	581,059

Financial liabilities
Customer deposits	$457,425	$457,970	$438,030	$437,571
Borrowed funds	345,395	342,491	340,240	338,103
Corporate drafts payable	3,537	3,537	2,977	2,977

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


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements

The following is a summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. (dollars in thousands):

	At December 31,
	2006	2005
Statement of Financial Condition
Assets
Cash and cash equivalents	$ 260	$ 1,580
Investment in bank subsidiary	85,307	81,120
Other assets	2,263	2,037

Total Assets	$87,830	$84,737

Liabilities and Shareholders' Equity
Liabilities	$ -	$ 27
Shareholders' Equity	87,830	84,710

Total Liabilities and Shareholders' Equity	$87,830	$84,737


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements (continued)

	Years Ended December 31,
	2006	2005	2004
Statement of Income
Income
Interest income	$ 9	$ 35	$ 190
Other income:
Dividend income from subsidiary	1,690	7,177	1,275
Equity in undistributed income of subsidiary	1,520	(4,156)	2,579
Total income	3,219	3,056	4,044

Expenses
Other	393	531	531
Total expenses	393	531	531

Income before provision for federal income tax	2,826	2,525	3,513

Federal income tax benefit	134	168	114

Net income	$ 2,960	$ 2,693	$ 3,627

	Years Ended December 31,
	2006	2005	2004
Statement of Cash Flows
OPERATING ACTIVITIES
Net income	$ 2,960	$ 2,693	$ 3,627
Adjustments to reconcile net income to net from operating activities:
Equity in undistributed income of subsidiary	(1,520)	4,156	(2,579)
Dividend income from subsidiary	(1,690)	(7,177)	(1,275)
(Increase) decrease in other assets	(226)	124	(2)
Increase (decrease) in other liabilities	(27)	27	(1,139)
Net cash used in operating activities	(503)	(177)	(1,368)
INVESTING ACTIVITIES
None	-	-	-

FINANCING ACTIVITIES
Common stock repurchased	(1,700)	(16,636)	(18,858)
Repayment of loan from ESOP	836	836	836
Dividends paid	(1,594)	(1,678)	(1,665)
Dividends received from subsidiary	1,690	7,177	1,275
Other financing activities, net	(49)	(46)	(94)
Net cash used in financing activities	(817)	(10,347)	(18,506)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,320)	(10,524)	(19,874)

Cash and Cash Equivalents at Beginning of year	1,580	12,104	31,978

Cash and Cash Equivalents at End of year	$ 260	$ 1,580	$ 12,104


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited)
(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006
Interest income	$ 12,724	$ 13,194	$ 14,178	$ 14,128	$ 54,224
Interest expense	6,324	7,098	7,865	7,953	29,240

Net interest income	6,400	6,096	6,313	6,175	24,984

Provision for loan losses	150	150	150	150	600

Net interest income after provision for
loan losses	6,250	5,946	6,163	6,025	24,384

Non-interest income	2,020	2,222	2,303	2,335	8,880

Non-interest expense	7,281	7,103	7,311	7,015	28,710

Income before provision for federal income tax	989	1,065	1,155	1,345	4,554

Provision for federal income tax expense	347	372	404	471	1,594

Net income	$ 642	$ 693	$ 751	$ 874	$ 2,960

Earnings per common share:
Basic	$ 0.11	$ 0.12	$ 0.13	$ 0.15	$ 0.50
Diluted	$ 0.11	$ 0.12	$ 0.13	$ 0.15	$ 0.50
Weighted average shares outstanding:
Basic	5,931,068	5,924,609	5,951,363	5,958,304	5,941,336
Diluted	5,931,068	5,935,785	5,993,987	6,022,936	5,961,603

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005
Interest income	$ 10,089	$ 10,310	$ 10,915	$ 11,835	$ 43,149
Interest expense	3,727	4,322	4,940	5,748	18,737

Net interest income	6,362	5,988	5,975	6,087	24,412

Provision for loan losses	300	150	150	150	750

Net interest income after provision for
loan losses	6,062	5,838	5,825	5,937	23,662

Non-interest income	1,970	1,691	1,834	1,831	7,326

Non-interest expense	6,873	6,569	6,727	6,737	26,906

Income before provision for federal income tax	1,159	960	932	1,031	4,082

Provision for federal income tax expense	394	325	319	351	1,389

Net income	$ 765	$ 635	$ 613	$ 680	$ 2,693

Earnings per common share:
Basic	$ 0.12	$ 0.10	$ 0.10	$ 0.11	$ 0.44
Diluted	$ 0.12	$ 0.10	$ 0.10	$ 0.11	$ 0.43
Weighted average shares outstanding:
Basic	6,440,542	6,148,455	6,101,912	5,968,175	6,164,771
Diluted	6,492,752	6,150,112	6,130,394	5,996,923	6,202,420


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited) (continued)
(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2004
Interest income	$ 9,760	$ 10,279	$ 10,128	$ 9,888	$ 40,055
Interest expense	2,583	2,786	3,069	3,337	11,775

Net interest income	7,177	7,493	7,059	6,551	28,280

Provision for loan losses	900	600	600	600	2,700

Net interest income after provision for
loan losses	6,277	6,893	6,459	5,951	25,580

Non-interest income	1,768	1,716	1,835	2,841	8,160

Non-interest expense	6,924	7,168	7,379	7,432	28,903

Income before provision for federal income tax	1,121	1,441	915	1,360	4,837

Provision for federal income tax expense	367	469	311	63	1,210

Net income	$ 754	$ 972	$ 604	$ 1,297	$ 3,627

Earnings per common share:
Basic	$ 0.10	$ 0.12	$ 0.08	$ 0.19	$ 0.49
Diluted	$ 0.10	$ 0.12	$ 0.08	$ 0.18	$ 0.48
Weighted average shares outstanding:
Basic	7,786,650	7,708,216	7,315,751	6,934,747	7,436,341
Diluted	7,786,650	7,708,216	7,383,959	7,032,349	7,492,929

Note 19 - Subsequent Event - Purchase of Loans

On January 29, 2007, the Bank purchased 67 single-family loans to low income borrowers from Habitat for Humanity of Tacoma/Pierce County. The loans were purchased for $2.1 million and are expected to generate an acceptable return to the Bank. The loans were purchased with recourse rights and will be services similar to other single-family loans.

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

        (b)     Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

        Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B. Other Information

        There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information contained under the section captioned "Proposal 1 -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."


Audit Committee Financial Expert

        The Audit Committee of the Company is composed of Directors Charles E. Cuzzetto, CPA (Chairperson), Stephen M. Bader, CPA and Brian E. Knutson, CPA. Each member of the Audit Committee is "independent" as defined in listing standards of The Nasdaq Stock Market LLC. The Company's Board of Directors has designated Director Knutson as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Director Knutson is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Code of Business Conduct and Ethics

        The Board of Directors adopted a Code of Business Conduct and Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Business Conduct and Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K and also is available on the Company's website at www.rainierpac.com.

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

        (b)     Security Ownership of Management.

        The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

        (c)     Changes In Control

        The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


        (d)     Equity Compensation Plan Information

        The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	657,400	$16.27	186,884
2004 Management Recognition Plan (1)	--	--	14,914

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	657,400	$16.27	201,798

____________
(1)	The restricted shares granted under the 2004 Management Recognition Plan were purchased by the Company in open market transactions, and subsequently issued to the Company's directors and certain employees on June 24, 2004. The fair market value of the restricted shares awarded was $16.20 per share on June 24, 2004, the award date. As of December 31, 2006, there were 322,800 restricted shares issued and outstanding pursuant to the 2004 Management Recognition Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information contained under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance -- Corporate Governance -- Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information contained under the section captioned "Independent Auditors and Related Fees" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

(continued on following page)


                10.3    Employment Agreement between the Company and the Bank and Victor J. Toy (2)
                10.4    Employment Agreement between the Company and the Bank and Joel G. Edwards (2)
                10.5    Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
                10.6    Rainier Pacific 2004 Stock Option Plan (3)
                10.7    Rainier Pacific 2004 Management Recognition Plan (3)
                10.8    Form of Incentive Stock Option Agreement (4)
                10.9    Form of Non-Qualified Stock Option Agreement (4)
                10.10  Form of Restricted Stock Award Agreement (4)
                14       Code of Business Conduct and Ethics
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

_____________
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

                                                                                                                                         RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 12, 2007	By:	/s/John A. Hall
John A. Hall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/John A. Hall	President, Chief Executive Officer and	March 12, 2007
John A. Hall	Director
(Principal Executive Officer)

/s/Joel G. Edwards	Vice President, Chief Financial Officer and	March 12, 2007
Joel G. Edwards	Treasurer
(Principal Financial and Accounting Officer)

/s/Edward J. Brooks	Chairman of the Board	March 12, 2007
Edward J. Brooks

/s/Karyn R. Clarke	Director	March 12, 2007
Karyn R. Clarke

/s/Robert H. Combs	Director	March 12, 2007
Robert H. Combs

/s/Charles E. Cuzzetto	Director	March 12, 2007
Charles E. Cuzzetto

/s/Stephen M. Bader	Director	March 12, 2007
Stephen M. Bader

/s/Brian E. Knutson	Director	March 12, 2007
Brian E. Knutson

/s/Alan M. Somers	Director	March 12, 2007
Alan M. Somers

/s/Alfred H. Treleven, III	Director	March 12, 2007
Alfred H. Treleven, III


Exhibit Index

Exhibit No.        Description

       14                Code of Business Conduct and Ethics
       21                Subsidiaries of the Registrant
       23                Consent of Independent Registered Public Accounting Firm
       31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       31.2             Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       32                Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
                           906 of the Sarbanes-Oxley Act


Exhibit 14

Code of Business Conduct and Ethics


RAINIER PACIFIC FINANCIAL GROUP, INC.
RAINIER PACIFIC SAVINGS BANK

CODE OF BUSINESS CONDUCT AND ETHICS

Introduction

        The business of Rainier Pacific Financial Group, Inc. and its subsidiary ("Rainier Pacific") includes delivering a full array of retail banking and related services to individuals and businesses in our community. During the performance of our duties, it is necessary to interact with customers, suppliers, and professional groups such as attorneys, accountants, insurance agents, and realtors. These groups place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations. We accomplish this by consistently demonstrating honesty, integrity, and ethical behavior in all of our interactions.

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


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

        Rainier Pacific's "Employment of Relatives" Policy outlines Rainier Pacific's prohibitive position on employing immediate family members of existing employees. Situations where an immediate family member of an employee is employed by a business that is in competition with Rainier Pacific (such as brokerages, commercial banks, credit unions, finance companies, insurance companies, mortgage loan companies, savings and loans, or savings banks) may also give rise to a possible conflict of interest and should be avoided. Employees who have an immediate family member that becomes employed by a competitor should contact the Human Resources and Development Department to determine if the situation is deemed a conflict of interest.

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


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


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


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


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


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


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

Administration of the Code

        Each director, officer, and employee has a duty to adhere to this Code and to report any suspected violations thereof by oneself or any other employee, officer, or director of Rainier Pacific. Any violation or suspected violation of this Code must be promptly reported to the Chief Executive Officer or the Audit Committee of the Board of Directors, and will be dealt with confidentially. Rainier Pacific will investigate any matter so reported, and upon a determination by the Chief Executive Officer or the Audit Committee (for actions by Senior Financial Officers) that a violation has occurred, will take appropriate disciplinary and corrective action, up to and including termination of employment. Rainier Pacific strictly forbids retaliation against employees, officers, or directors who report violations of this Code.

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


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

* * * * *

Attachments:

  Annual Certification for Employees
  Annual Certification for Senior Financial Officers
  Annual Certification for Directors

Date Last Revised/Approved: 02/21/06


RAINIER PACIFIC FINANCIAL GROUP, INC.
RAINIER PACIFIC SAVINGS BANK

Code of Business Conduct and Ethics Annual Certification for Employees

I have received a copy of Rainier Pacific's "Code of Business Conduct and Ethics" document and related standards of conduct included in the Employee Handbook. After having read the information, I certify that:

1.    I am not engaged in any outside or self employment except as follows:

2.    I do not hold a position as director, officer, partner, or any other official position in any business or professional enterprise except as follows:

3.    I am not running for or have been elected to a political office or have accepted an appointment to a federal, state, or local office except as follows:

4.    My immediate family members (i.e., defined as mother, father, son, daughter, brother, sister, step-relatives, and spouse) are not employed by a business that is in competition with Rainier Pacific (such as brokerages, banks, credit unions, financial companies, insurance companies, etc.) except as follows:

5.    I have not directly, or indirectly through my immediate family members (a) made any personal investment based on insider information, (b) otherwise acted on insider information contrary to Rainier Pacific's policies,
       (c) disclosed confidential information except as required for business/customer transactions or as required by law, (d) accepted any gifts or entertainment that were in excess of a limited or nominal value, (e) accepted any fees or other remuneration from customers, (f) borrowed funds from any Bank


       customer or supplier, (g) sold assets to or purchased assets from a Bank customer under terms other than an arm's-length transaction, or (h) accepted any bequest, legacy, or fiduciary appointment, except as follows:

6.    Neither I nor any member of my immediate family is engaged in any activity which may reasonably be deemed to be a conflict of interest as defined by Rainier Pacific's "Code of Business Conduct and Ethics" except as follows:

I hereby acknowledge that I have read, understand, and agree to conduct myself in the scope of my employment in accordance with Rainier Pacific's "Code of Business Conduct and Ethics".

I further agree that it is my responsibility to promote compliance with the policies and guidelines set forth in the "Code of Business Conduct and Ethics" and to report violations of the same.

Signature                                                                                Printed Name

Date


RAINIER PACIFIC FINANCIAL GROUP, INC.
RAINIER PACIFIC SAVINGS BANK

Code of Business Conduct and Ethics Annual Certification for Senior Financial Officers

Additional Acknowledgement for Senior Financial Officers:
(CEO, CFO, Principle Accounting Officer, Controller, and other persons performing similar functions)

I understand that I am prohibited from buying securities for my own account using brokers/dealers through which I buy securities for Rainier Pacific's account. Furthermore, I understand that I am prohibited from utilizing tax or other services from Rainier Pacific's independent public accounting firm(s) for personal purposes.

I also understand that I may not accept gifts, entertainment, free travel, etc., that is in excess of a nominal value from a securities broker/dealer or other employees of a securities firm, directly or indirectly. If I am ever offered a bribe or approached with a deal that would benefit me personally, I will immediately report the circumstances of the offer to the Chief Executive Officer and the Chairperson of the Board of Directors, and I will immediately stop placing investment orders through that firm.

A signed copy of this statement will be forwarded to each of the securities firms with which the Bank deals so that the salespeople of the firm will be explicitly on notice that I am not to be approached with gifts, gratuities, or unethical deals.

Signature                                                                                Printed Name

Date


RAINIER PACIFIC FINANCIAL GROUP, INC.
RAINIER PACIFIC SAVINGS BANK

Code of Business Conduct and Ethics Annual Certification for Directors

I have received a copy of Rainier Pacific's "Code of Business Conduct and Ethics for Directors" document. After having read the information, I certify that:

1.    I am not engaged in any outside or self employment except as follows:

2.    I do not hold a position as director, officer, partner, or any other official position in any business or professional enterprise except as follows:

3.    I am not running for or have been elected to a political office or have accepted an appointment to a federal, state, or local office except as follows:

4.    My immediate family members (i.e., defined as mother, father, son, daughter, brother, sister, step-relatives, and spouse) are not employed by a business that is in competition with Rainier Pacific (such as brokerages, banks, credit unions, financial companies, insurance companies, etc.) except as follows:

5.    I have not directly, or indirectly through my immediate family members (a) made any personal investment based on insider information, (b) otherwise acted on insider information contrary to Rainier Pacific's policies,
       (c) disclosed confidential information except as required for business/customer transactions or as required by law, (d) accepted any gifts or entertainment that were in excess of a limited or nominal value, (e) accepted any fees or other remuneration from customers, (f) borrowed funds from any Bank customer or supplier, (g) sold assets to or purchased assets from a Bank customer under


       terms other than an arm's-length transaction, or (h) accepted any bequest, legacy, or fiduciary appointment, except as follows:

6.    Neither I nor any member of my immediate family is engaged in any activity which may reasonably be deemed to be a conflict of interest as defined by Rainier Pacific's "Code of Business Conduct and Ethics" except as follows:

I hereby acknowledge that I have read, understand, and agree to conduct myself in accordance with Rainier Pacific's "Code of Business Conduct and Ethics for Directors".

I further agree that it is my responsibility to promote compliance with the policies and guidelines set forth in the "Code of Business Conduct and Ethics for Directors" and to report violations of the same.

Signature                                                                                Printed Name

Date


Exhibit 21

Subsidiaries of the Registrant

Parent

Rainier Pacific Financial Group, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Rainier Pacific Savings Bank	100%	Washington


Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rainier Pacific Financial Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-117568 on Form S-8 of Rainier Pacific Financial Group, Inc. and subsidiary (Rainier Pacific Financial Group, Inc.) of our report dated March 12, 2007, with respect to the consolidated statement of financial position of Rainier Pacific Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and in our same report, with respect to Rainier Pacific Financial Group, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which report is included in this annual report on Form 10-K of Rainier Pacific Financial Group, Inc. for the year ended December 31, 2006.

/s/Moss Adams LLP

Everett, Washington
March 12, 2007

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

Date: March 12, 2007

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

Date: March 12, 2007

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

Dated: March 12, 2007
