Form 10-Q
period 2007-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2007-05-07
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(253) 926-4000
(Registrants telephone number, including area code)

______________________________________
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

            Large accelerated filer ____                                                               Accelerated filer    X                                                   Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ____ No X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Title of class:	As of March 31, 2007

Common stock, no par value	6,569,670 *

*	Includes 441,185 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 140,592 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At March 31,	At December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$ 12,452	$ 11,847
Interest-bearing deposits with banks	8,206	57
Securities available-for-sale	143,541	145,110
Securities held-to-maturity (fair value at March 31, 2007: $50,108; at December 31, 2006: $51,589)	50,950	52,652
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	13,712	13,712

Loans	638,500	639,378
Less allowance for loan losses	(8,276)	(8,283)
Loans, net	630,224	631,095

Premises and equipment, net	33,913	34,383
Accrued interest receivable	4,154	4,177
Other assets	9,408	9,664

TOTAL ASSETS	$ 906,560	$ 902,697

LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$ 36,418	$ 33,722
Interest-bearing	430,317	423,703

Total deposits	466,735	457,425

Borrowed funds	339,285	345,395
Corporate drafts payable	6,053	3,537
Accrued compensation and benefits	826	2,111
Other liabilities	4,868	6,399

TOTAL LIABILITIES	817,767	814,867

SHAREHOLDERS EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,569,670 shares issued and 5,987,892 shares outstanding at March 31, 2007; and 6,587,670 shares issued and 5,971,913 shares outstanding at December 31, 2006	50,164	50,038
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,412)	(4,582)
Accumulated other comprehensive loss, net of tax	(601)	(806)
Retained earnings	43,642	43,180

TOTAL SHAREHOLDERS EQUITY	88,793	87,830

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 906,560	$ 902,697


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans	$ 11,599	$ 9,993
Securities available-for-sale	2,052	1,925
Securities held-to-maturity	565	742
Interest-bearing deposits	10	64
FHLB dividends	14	-
Total interest income	14,240	12,724

INTEREST EXPENSE
Deposits	4,111	2,999
Borrowed funds	3,743	3,325
Total interest expense	7,854	6,324
Net interest income	6,386	6,400

PROVISION FOR LOAN LOSSES	150	150
Net interest income after provision for loan losses	6,236	6,250

NON-INTEREST INCOME
Deposit service fees	826	804
Loan service fees	292	260
Insurance service fees	543	516
Investment service fees	113	121
Real estate lease income	294	283
Gain on sale of loans, net	136	6
Gain on sale of premises and equipment, net	10	-
Other operating income	28	30
Total non-interest income	2,242	2,020

NON-INTEREST EXPENSE
Compensation and benefits	3,993	4,030
Office operations	986	1,298
Occupancy	635	640
Loan servicing	110	117
Outside and professional services	432	419
Marketing	243	229
Other operating expenses	710	548
Total non-interest expense	7,109	7,281

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,369	989

PROVISION FOR FEDERAL INCOME TAX	479	347

NET INCOME	$ 890	$ 642

EARNINGS PER COMMON SHARE:
Basic	$ 0.15	$ 0.11
Diluted	$ 0.15	$ 0.11
Weighted average shares outstanding-Basic	5,976,430(1)	5,931,068(2)
Weighted average shares outstanding-Diluted	6,094,528	5,931,068

Dividends declared per share	$ 0.065	$ 0.060

(1)	Weighted average shares outstanding - Basic includes 180,708 vested and ratably earned shares of the 312,300 restricted shares granted and issued under the 2004 Management Recognition Plan ("MRP"), net of forfeited shares.

(2)	Weighted average shares outstanding - Basic includes 117,648 vested and ratably earned shares of the 325,500 restricted shares granted and issued under the MRP, net of forfeited shares.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income/(Loss)	Total

Balance, December 31, 2005	6,690,847	$ 49,598	$ (5,261)	$ 41,814	$ (1,441)	$ 84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
MRP forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		631				631
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to the Stock Option Plan ("SOP")		477				477
Comprehensive income:
Net income				2,960		2,960
Unrealized gain on securities, net of tax of $342					635	635
Total comprehensive income						3,595

Balance, December 31, 2006	6,587,670	$ 50,038	$ (4,582)	$ 43,180	$ (806)	$ 87,830

Common stock repurchased	(16,700)	(343)				(343)
MRP forfeitures	(1,500)
Earned ESOP shares released			170			170
ESOP activity - Change in value of shares committed to be released		121				121
Dividends paid				(428)		(428)
Amortization of compensation related to MRP		251				251
Amortization of compensation related to SOP		94				94
Exercise of stock options	200	3				3
Comprehensive income:
Net income				890		890
Unrealized gain on securities, net of tax of $110					205	205
Total comprehensive income						1,095

Balance, March 31, 2007	6,569,670	$ 50,164	$ (4,412)	$ 43,642	$ (601)	$ 88,793


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 890	$ 642
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	573	906
Provision for loan losses	150	150
Deferred income tax (benefit)	(337)	14
Gain on sale of premises and equipment, net	(10)	-
Gain on sale of loans, net	(136)	(6)
Amortization of premiums and discounts on securities	166	214
Amortization of intangible assets	65	65
Accrued compensation for restricted stock awards	251	266
Accrued compensation for stock options	94	157
Change in operating assets and liabilities, net:
Accrued interest receivable	23	(4)
Other assets	311	(3,799)
Corporate drafts payable	2,516	(243)
Other liabilities	(1,666)	2,454

Net cash provided from operating activities	2,890	816

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease/(increase) in interest-bearing deposits with banks	(8,149)	843
Activity in securities available-for-sale:
Maturities, prepayments, and calls	1,861	1,501
Purchases	-	(9,088)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	1,666	2,481
Purchase of insurance agency	(1,150)	(1,200)
Increase in loans, net	(5,962)	(17,472)
Proceeds from sales of loans	6,819	4,417
Purchases of premises and equipment	(103)	(1,498)
Proceeds from sales of premises and equipment	10	-

Net cash used in investing activities	(5,008)	(20,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,310	11,229
Advances on borrowed funds	77,253	118,516
Repayments of borrowed funds	(83,363)	(110,420)
Repayment of ESOP debt	170	170
Change in value of ESOP shares committed to be released	121	62
Proceeds from exercise of stock options	3	-
Dividends paid	(428)	(399)
Common stock repurchased	(343)	(951)

Net cash provided from financing activities	2,723	18,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	605	(993)

CASH AND CASH EQUIVALENTS, at beginning of period	11,847	9,955

CASH AND CASH EQUIVALENTS, at end of period	$ 12,452	$ 8,962


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 7,850	$ 6,288

Income taxes	$ 150	$ 200

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$ 315	$ (265)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Note 1 - Organization and Basis of Presentation

        Organization. On October 20, 2003, Rainier Pacific Savings Bank (the "Bank") converted from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank. In connection with the Banks conversion, Rainier Pacific Financial Group, Inc. (the "Company") was formed to be the bank holding company for the Bank. The Company purchased 100% of the Banks common stock simultaneously with the Banks conversion to stock form and the Companys offering and sale of its common stock to the public.

        The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 14 banking offices located in the Tacoma-Pierce County market and the City of Federal Way. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and the accompanying notes included in the Companys Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which were filed with the Securities and Exchange Commission ("SEC") on March 14, 2007 (the "Companys 2006 Form 10-K"). All significant intercompany transactions and balances have been eliminated. In the opinion of the Companys management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the March 31, 2007 presentation. These reclassifications have no effect on net income, equity, or earnings per share.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There were no material changes in the Companys significant accounting policies or critical accounting estimates from those disclosed in the Companys 2006 Form 10-K.

Note 3 - Income Taxes

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006. Our approach to adopting FIN 48 on January 1, 2007 consisted of an examination of our financial statements, our income tax provision, and our federal income tax returns. We analyzed our tax positions including the permanent and temporary differences as well as the major components of income and expense.

        Our permanent differences consist primarily of ESOP, MRP, and SOP adjustments, tax exempt investment income, meals and entertainment, and non-deductible dues. These items are common within the banking industry and have not been subject to controversy. We have supporting documentation for these differences and appropriately add back an allocable interest expense under Internal Revenue Code Sections 265 and 291 related to our tax exempt income.


        Our temporary differences consist primarily of loan loss adjustments, stock dividends from the FHLB of Seattle, differences in depreciation, certain adjustments for the ESOP, MRP and SOP, and other timing differences that are common in the banking industry. We have utilized cost segregation for a small percentage of our fixed assets, and this cost segregation study was performed by a third-party.

        As disclosed in the Companys 2006 Form 10-K, we recorded a $300,000 valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes, in December 2006. Management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income. Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

        We do not believe that we have any uncertain tax positions as of March 31, 2007 that would rise to the level of having a material impact on our financial statements. We have concluded, as of March 31, 2007, that no additional adjustments or valuation allowances are necessary, and there will be no material impact to the financial statements as a result of FIN 48.

Note 4 - Stock-Based Compensation

        Accounting for Stock-Based Compensation. On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of SFAS 123(R), using the "modified prospective" method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date. See the Companys 2006 Form 10-K for additional information regarding stock-based compensation.

        On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees. The fair market value of the Companys common stock on the date of grant was $16.26 per share. On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees. The fair market value of the Companys common stock on the August 17, 2005 grant date was $16.72 per share. There were no grants in 2006 or during the first three months of 2007.

        The following represents the stock option activity and option exercise price information for the three months ended March 31, 2007:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2006	657,400	$ 16.27

Granted	-	-
Exercised	(200)	16.72
Cancelled	(1,000)	16.44

Balance at March 31, 2007	656,200	$ 16.27	$ 2,355,758

Financial data pertaining to the stock options at March 31, 2007 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	637,400	7.25	$ 16.26	254,960	$ 16.26
2005	18,800	8.50	16.72	3,760	16.72
	656,200	7.29	$ 16.27	258,720	$ 16.27

        Stock-based compensation expense for the SOP recognized by the Company in the Consolidated Statements of Income was $94,000 for the three months ended March 31, 2007 compared to $157,000 for the three months ended March 31, 2006. On an after-tax basis, stock-based compensation expense was $61,000 for the three months ended March 31, 2007 compared to $102,000 for the same period in 2006. The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $414,000 and $518,000 at March 31, 2007 and December 31, 2006, respectively.


        On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million. These restricted stock awards vest over a five-year period, and therefore, the cost of such is accrued ratably over a five-year period as compensation expense. Compensation expense related to the MRP awards was $251,000 and $266,000 for the three months ended March 31, 2007 and 2006. The remaining unrecognized compensation expense for MRP restricted stock was approximately $2.3 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the periods presented. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive. Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP approved by the Companys shareholders in April 2004.

        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income ("Earnings")	$ 890	$ 642

Denominator:
Denominator for basic earnings per share:
Weighted average shares	5,976,430	5,931,068
Effect of dilutive common stock equivalents:
Stock options	98,592	-
MRP restricted stock	19,560	-
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,094,582	5,931,068

Basic earnings per share	$ 0.15	$ 0.11

Diluted earnings per share	$ 0.15	$ 0.11

Note 6 - Cash Dividends

        On February 22, 2007, the Company announced a quarterly cash dividend of $0.065 per share payable on March 19, 2007 to shareholders of record on March 5, 2007.

Note 7 - Recently Issued Accounting Standards

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007, which did not have a material impact on our consolidated financial statements.


        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset is created by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective for an entitys first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007, which did not have a material impact on our consolidated financial statements.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

ITEM 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Companys strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Companys actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Companys primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; levels of non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; time to lease excess space in Company-owned buildings; and other risks detailed from time to time in our filings with the Securities Exchange Commission. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any financial statements made by or on behalf of the Company.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

        The following table sets forth certain information concerning the Companys consolidated financial condition at the dates indicated (dollars in thousands):

	At March 31,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

Total assets	$ 906,560	$ 902,697	$ 3,863	0.4%
Investment securities (1)	194,491	197,762	(3,271)	(1.7)
Interest-bearing deposits with banks	8,206	57	8,149	14,296.5
Loans, net	630,224	631,095	(871)	(0.1)
Deposits	466,735	457,425	9,310	2.0
Borrowed funds	339,285	345,395	(6,110)	(1.8)
Total shareholders equity	88,793	87,830	963	1.1

(1) Includes mortgage-backed securities


        Total assets increased by $3.9 million, or 0.4%, to $906.6 million at March 31, 2007 from $902.7 million at December 31, 2006. This increase reflects an $8.1 million increase in interest-bearing deposits, partially offset by a $3.3 million decrease in investments and an $871,000 decrease in net loans. Interest-bearing deposits were higher as a result of cash being set aside at quarter-end to retire a brokered certificate of deposit on April 1, 2007. The decrease in investments is primarily the result of principal repayments on mortgage-backed securities. Mortgage-backed securities decreased $2.8 million, or 4.5%, to $60.2 at March 31, 2007 from $63.0 million at December 31, 2006. Deposits increased $9.3 million to $466.7 million from $457.4 million, resulting primarily from increases in interest-bearing customer deposits. Shareholders equity increased $963,000 to $88.8 million at March 31, 2007 from $87.8 million at December 31, 2006, primarily as a result of the net income earned during the three months ended March 31, 2007.

        Loans. The following table sets forth the composition of the Companys loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At March 31, 2007		At December 31, 2006		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$80,324	12.6%	$ 81,542	12.8%	$ (1,218)	(1.5)%
Five or more family residential	161,273	25.3	163,060	25.5	(1,787)	(1.1)
Commercial	203,732	31.9	195,854	30.6	7,878	4.0
Total real estate	445,329	69.8	440,456	68.9	4,873	1.1

Real estate construction:
One-to four-family residential	75,060	11.8	75,508	11.8	(448)	(0.6)
Five or more family residential	3,640	0.5	4,180	0.7	(540)	(12.9)
Commercial	-	-	-	-	-	-
Total real estate construction	78,700	12.33	79,688	12.5	(988)	(1.2)

Consumer:
Automobile	29,298	4.6	31,888	5.0	(2,590)	(8.1)
Home equity	42,738	6.7	42,718	6.7	20	-
Credit cards	21,936	3.4	23,327	3.6	(1,391)	(6.0)
Other	7,494	1.2	8,179	1.3	(685)	(8.4)
Total consumer	101,466	15.9	106,112	16.6	(4,646)	(4.4)

Commercial/business	13,005	2.0	13,122	2.0	(117)	(0.9)

Total loans	638,500	100.0%	639,378	100.0%	(878)	(0.1)

Less allowance for loan losses	(8,276)		(8,283)		7	(0.1)

Loans, net	$ 630,224		$ 631,095		$(871)	(0.1)%

        Our net loan portfolio decreased $871,000, or 0.1%, to $630.2 million at March 31, 2007 from $631.1 million at December 31, 2006. This decrease was primarily attributable to declines in our consumer loans, which decreased $4.6 million or 4.4%; five or more residential ("multi-family") real estate loans, which decreased $1.8 million, or 1.1%, as a result of $1.9 million in prepayments; real estate construction loans, which decreased $988,000, or 1.2%, because of regular repayments; and commercial/business loans, which decreased $117,000, or 0.9%. Additionally, one- to four-family residential loans decreased $1.2 million, or 1.5% as a result of $6.8 million in sales of single family mortgage loans. These decreases were nearly offset by an increase in non-residential commercial real estate loans, which increased $7.9 million, or 4.0%. Total loans secured by real estate increased $3.9 million, or 0.7%, to $566.8 million at March 31, 2007 from $562.9 million at December 31, 2006. Subject to market conditions, we will continue to focus on growing our real estate secured loans, primarily multi-family and commercial real estate.

        Investments. The following table sets forth the composition of the Companys investment securities at the dates indicated. The available-for-sale investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity


securities are presented at amortized cost. The Companys investment in the FHLB of Seattles common stock is presented at cost and for reference purposes only (dollars in thousands):

	At March 31,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Available-for-sale:
U. S. Government Agency obligations	$ 5,601	$ 5,565	$ 36	0.6%
Corporate obligations	5,065	5,077	(12)	(0.2)
Trust preferred securities	110,853	111,312	(459)	(0.4)
Mortgage-backed securities	22,022	23,156	(1,134)	(4.9)
Total available-for-sale portfolio	143,541	145,110	(1,569)	(1.1)

Held-to-maturity:
Municipal obligations	12,780	12,780	-	-
Mortgage-backed securities	38,170	39,872	(1,702)	(4.3)
Total held-to-maturity portfolio	50,950	52,652	(1,702)	(3.2)

Total investment securities	194,491	197,762	(3,271)	(1.7)

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 208,203	$ 211,474	$ (3,271)	(1.5)%

        Our investment securities portfolio decreased by $3.3 million, or 1.7%, to $194.5 million at March 31, 2007 from $197.8 million at December 31, 2006. The decrease in investments is primarily the result of $2.8 million of principal repayments on mortgage backed securities, a $459,000 partial call of a trust preferred security, and amortization of purchase premiums. These decreases were partially offset by a $315,000 gain in the market value of available for sale securities.

        Deposits. The following table sets forth the composition of the Companys deposits at the dates indicated (dollars in thousands):

	At March 31, 2007		At December 31, 2006		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 36,418	7.8%	$ 33,722	7.4%	$ 2,696	8.0%
Interest-bearing checking	43,776	9.4	41,548	9.1	2,228	5.4
Savings accounts	31,426	6.7	30,487	6.7	939	3.1
Money market accounts	124,988	26.8	108,990	23.8	15,998	14.7
IRA accounts	5,834	1.2	5,605	1.2	229	4.1
Certificates of deposit	224,293	48.1	237,073	51.8	(12,780)	(5.4)
Total deposits	$ 466,735	100.0%	$ 457,425	100.0%	$ 9,310	2.0%

Core deposits	$ 242,442	51.9%	$ 220,352	48.2%	$ 22,090	10.0%
Non-core deposits	224,293	48.1	237,073	51.8	(12,780)	(5.4)
Total deposits	$ 466,735	100.0%	$ 457,425	100.0%	$ 9,310	2.0%

        Our deposits increased $9.3 million, or 2.0%, to $466.7 million at March 31, 2007 from $457.4 million at December 31, 2006. Interest-bearing deposits increased by $6.6 million, or 1.6% and non-interest bearing deposits were up $2.7 million. Our deposit mix at the end of the first quarter included 51.9% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at March 31, 2007 included $50.0 million of brokered certificates of deposit, a decline of $937,000 from the $50.9 million of brokered certificates of deposit at December 31, 2006.

        Borrowings. Borrowed funds decreased $6.1 million, or 1.8%, to $339.3 million at March 31, 2007 from $345.4 million at December 31, 2006. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowings from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Companys capital to increase our net interest income.


        Capital. Total shareholders equity increased $963,000, or 1.1%, to $88.8 million at March 31, 2007 from $87.8 million at December 31, 2006. The increase in equity from December 31, 2006 to March 31, 2007 was the result of three items totaling $1.7 million, as follows: $890,000 in net income, $639,000 in equity adjustments related to stock compensation and benefits, and $205,000 in unrealized gains on securities. This $1.7 million increase in equity was partially offset by $428,000 of cash dividends paid to shareholders and $343,000 of common stock repurchases. As a result of these factors, and the $3.9 million increase in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States increased slightly to 9.79% at March 31, 2007 compared to 9.73% at December 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

        The following table sets forth certain information concerning the Companys results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

Net interest income	$ 6,386	$ 6,400	$ (14)	(0.2)%
Non-interest income	2,242	2,020	222	11.0
Total revenue	8,628	8,420	208	2.5
Provision for loan losses	150	150	-	-
Non-interest expense	7,109	7,281	(172)	(2.4)
Net income	890	642	248	38.6

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Interest income:
Loans	$ 11,599	$ 9,993	$ 1,606	16.1%
Securities available-for-sale	2,052	1,925	127	6.6
Securities held-to-maturity	565	742	(177)	(23.9)
Interest-bearing deposits	10	64	(54)	(84.4)
Federal Home Loan Bank stock dividends	14	-	14	100.0
Total interest income	14,240	12,724	1,516	11.9

Interest expense:
Deposits	4,111	2,999	1,112	37.1
Borrowed funds	3,743	3,325	418	12.6
Total interest expense	7,854	6,324	1,530	24.2
Net interest income	$ 6,386	$ 6,400	$ (14)	(0.2)%

        Our net interest income was essentially unchanged at $6.4 million for the three months ended March 31, 2007 and March 31, 2006. Our net interest margin decreased to 2.96%, or 7 basis points, for the three months ended March 31, 2007, from 3.03% for the same period in 2006 as a result of the impact of rising short-term rates and a slightly inverted yield curve which caused our liability costs to rise more rapidly than our yields on earning assets. A $12.8 million increase in the average balance of interest-earning assets for the three months ended March 31, 2007 nearly offset the impact of this margin compression and resulted in a net interest income for the first quarter of 2007 relatively equal to the first quarter of 2006.

      Interest Income. Our interest income increased $1.5 million, or 11.9%, to $14.2 million for the three months ended March 31, 2007 from $12.7 million for the three months ended March 31, 2006. Interest earned on loans for the three months ended March 31, 2007 and 2006 was $11.6 million and $10.0 million, respectively. The average yield on total loans was 7.24% for the three months ended March 31, 2007 compared to 6.79% for the same period in 2006 reflecting the increase in interest rates. The average balance of total loans also increased by $52.6 million to $643.8 million for the three months ended March 31, 2007 from $591.2 million for the same period in 2006. A significant portion of the loan portfolio consists of real estate secured loans which do not immediately re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial/business loans, however, generally re-price when short-term interest rates change. The increase in yield on these loan products, combined with the increase in average balance of loans, were the primary contributors to the increased interest income on loans.


        Interest income on investment securities (including mortgage-backed securities) decreased $50,000, or 1.9%, to $2.6 million for the three months ended March 31, 2007 from $2.7 million for the three months ended March 31, 2006 as a result of a lower average balance, partially offset by higher yields earned. The average balances of investment securities for the three months ended March 31, 2007 and 2006 were $196.6 million and $231.2 million, respectively. The average yield on investment securities increased to 5.32% for the three months ended March 31, 2007 from 4.72% for the three months ended March 31, 2006, primarily as a result of $83.1 million of floating rate trust preferred securities repricing upward in connection with increased short-term interest rates.

        Interest Expense. Our interest expense increased $1.5 million, or 24.2%, to $7.9 million for the three months ended March 31, 2007 from $6.3 million for the three months ended March 31, 2006. In addition to an increase in the average balances of our deposits and borrowings, rising market rates increased our deposit and borrowing costs.

        Interest expense on deposits increased $1.1 million, or 37.1%, to $4.1 million for the three months ended March 31, 2007 from $3.0 million for the three months ended March 31, 2006. The average cost of deposits increased 95 basis points to 3.89% for the three months ended March 31, 2007 from 2.94% for the three months ended March 31, 2006. This increase in deposit costs for the three months ended March 31, 2007 was primarily a result of average balance increases of $28.2 million in higher rate money market accounts, partially offset by a $12.1 million decrease in the average balance of certificates of deposits. In addition, interest expense was higher as a result of increased short-term interest rates and our increases in rates to match the rates offered by our competitors.

       Interest expense on borrowed funds increased $418,000, or 12.6%, to $3.7 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006, despite an $8.4 million decrease in the average balance of borrowed funds. The average balances of borrowed funds were $342.3 million for the quarter ended March 31, 2007, compared to $350.7 million for the three months ended March 31, 2006. The primary reason for the increase is a 60 basis point increase in the cost of borrowings to 4.44% for the three months ended March 31, 2007 from 3.84% for the same period in 2006 as a result of higher short-term interest rates.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Allowance at beginning of period	$ 8,283	$ 8,597	$ (314)	(3.7)%
Provision for loan losses	150	150	-	-
Recoveries	86	84	2	2.4
Charge-offs	(243)	(344)	101	(29.4)
Allowance at end of period	$ 8,276	$ 8,487	$ (211)	(2.5)%

        Our provision for loan losses was unchanged at $150,000 for the three month periods ended March 31, 2007 and 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. At March 31, 2007, the allowance for loan losses was relatively unchanged from December 31, 2006 at $8.3 million; however, the allowance was $211,000 less than the March 31, 2006 balance of $8.5 million. The allowance for loan losses as a percent of total loans at March 31, 2007 was unchanged from 1.30% at December 31, 2006, and was lower than the 1.42% at March 31, 2006. The decrease in the allowance ratio over the last year was deemed appropriate because of the reduced risk in the portfolio attributable to the growth in real estate secured loans, which have historically experienced a very low level of losses, a decreased balance of consumer loans (excluding home equity loans), which have historically experienced higher losses, and improved credit quality of the loan portfolio as evidenced by lower net charge-offs.

        Management believes our allowance for loan losses as of March 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.


        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Deposit service fees	$ 826	$ 804	$ 22	2.7%
Loan service fees	292	260	32	12.3
Insurance service fees	543	516	27	5.2
Investment service fees	113	121	(8)	(6.6)
Real estate lease income	294	283	11	3.9
Gain on sale of loans, net	136	6	130	2,166.7
Gain on sale of premises and equipment, net	10	-	10	100.0
Other operating income	28	30	(2)	(6.7)
Total non-interest income	$ 2,242	$ 2,020	$ 222	11.0%

        Our non-interest income for the three months ended March 31, 2007 increased $222,000, or 11.0%, to $2.2 million from $2.0 million for the three months ended March 31, 2006. This increase was primarily a result of a $130,000 increase in net gains on sale of loans. The increase in gains on the sale of loans was attributable to an increase in the number of single-family mortgages sold, including the recognition of the associated mortgage servicing asset of $56,000 during the first quarter of 2007. Additionally, loan services fees increased $32,000 as a result of the increase in the size of the loan portfolio. All other categories of non-interest income reflected a net increase of $60,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Compensation and benefits	$ 3,993	$ 4,030	$ (37)	(0.9)%
Office operations	986	1,298	(312)	(24.0)
Occupancy	635	640	(5)	(0.8)
Loan servicing	110	117	(7)	(6.0)
Outside and professional services	432	419	13	3.1
Marketing	243	229	14	6.1
Other operating expenses	710	548	162	29.6
Total non-interest expense	$ 7,109	$ 7,281	$ (172)	(2.4)%

        Non-interest expense decreased $172,000, or 2.4%, to $7.1 million for the three months ended March 31, 2007 from $7.3 million for the three months ended March 31, 2006. The decrease was primarily attributable to lower office operations expense of $312,000 and compensation and benefits of $37,000, partially offset by a $162,000 increase in other operating expense.

        Office operations expense decreased $312,000, or 24.0%, to $986,000 for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. The decrease was primarily attributable to a $340,000 reduction in depreciation expense as a significant portion of our software and computer equipment became fully depreciated during the fourth quarter of 2006. Partially offsetting this reduction was an increase in other operating expense of $162,000, or 29.6%, primarily as a result of $93,000 in fees related to a regulatory examination by the Washington State Department of Financial Institutions during the three months ended March 31, 2007. All other non-interest expenses decreased by a net amount of $22,000 for the three months ended March 31, 2007 compared to the same period in 2006.


        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields and costs, net interest income, interest rate spread, and net interest margin. Average balances have been calculated using the average of daily balances during the period (amounts in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 643,796	7.24%	$ 591,183	6.79%	$52,613	8.9%
Mortgage-backed securities	62,367	4.32	77,126	4.14	(14,759)	(19.1)
Investment securities	134,221	5.79	154,112	4.86	(19,891)	(12.9)
Federal Home Loan Bank stock	13,712	0.40	13,712	-	-	-
Interest-bearing deposits in other banks	793	5.17	5,931	4.34	(5,138)	(86.6)
Total interest-earning assets	854,889	6.69	842,064	6.07	12,825	1.5

Non-interest-earning assets	49,913		45,921		3,992	8.7

Total assets	$ 904,802		$ 887,985		$ 16,817	1.9%

Interest-bearing liabilities:
Savings accounts	$ 32,042	0.30%	$ 36,952	0.26%	$(4,910)	(13.3)%
Interest-bearing checking accounts	40,708	1.93	36,100	1.71	4,608	12.8
Money market deposit accounts	117,015	3.67	88,796	2.39	28,219	31.8
Certificates of deposit	239,037	4.81	251,131	3.72	(12,094)	(4.8)
Total deposits	428,802	3.89	412,979	2.94	15,823	3.8

Federal Home Loan Bank advances	342,269	4.44	350,645	3.84	(8,376)	(2.4)

Total interest-bearing liabilities	771,071	4.13	763,624	3.36	7,447	1.0

Non-interest bearing liabilities:
Non-interest bearing checking	32,833		28,833		4,000	13.9
Other	12,402		10,695		1,707	16.0
Total non-interest bearing liabilities	45,235		39,528		5,707	14.4

Total liabilities	816,306		803,152		13,154	1.6

Equity	88,496		84,833		3,663	4.3

Total liabilities and equity	$ 904,802		$ 887,985		$ 16,817	1.9%

Net interest income	$ 6,386		$ 6,400		$ (14)	(0.2)%
Interest rate spread (1)		2.56%		2.71%
Net interest margin (2)	2.96%		3.03%

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(2) Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Liquidity and Capital Resources

        Liquidity. We actively analyze and manage our liquidity with the objectives of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and our continuing operations, and to satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in Part I, Item 1 - "Financial Statements" of this quarterly report.


        Our primary sources of funds are from customer and brokered deposits, loan repayments, loan sales, maturing investment securities, and borrowed funds. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

        At March 31, 2007, we were in compliance with the collateral requirements of all of our borrowed funds arrangements. We maintained a credit facility with the FHLB equal to 50% of total assets, with an unused portion of the facility amounting to 12.5% of total assets, or $112.9 million. The Bank also maintains a $100.0 million credit line collateralized by specific investment securities with Fortis Securities, LLC as an additional source of liquidity. There were no outstanding balances on this credit line at March 31, 2007. In addition, we held certain available-for-sale investment securities and readily saleable loans for liquidity purposes.

        Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments. At March 31, 2007, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $224.3 million or 48.1% of total deposits, including $49.9 million of brokered deposits which are scheduled to mature and be renewed through December 31, 2007. We have used brokered deposits and borrowed funds to supplement retail deposit funding. Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of March 31, 2007, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity at the Bank was $86.4 million at March 31, 2007, or 9.55% of total assets on that date. Our regulatory capital ratios at March 31, 2007, were as follows: Tier I leverage of 9.33%; Tier I risk-based capital of 11.82%; and total risk-based capital of 12.98%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The largest contributor to our profitability is net interest income. Net interest income is the difference between the income we receive on loans and investments and the expenses we incur on deposits and borrowed funds. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that Rainier Pacific Savings Bank holds, as well as the associated yields and costs.

        The asset liability management policy and the committee guide us in managing Rainier Pacific Savings Banks market risk. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet. At March 31, 2007, there were no material changes in the Banks market risk from the information provided in the Companys Form 10-K which was filed with the SEC on March 14, 2007.

        At March 31, 2007, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Companys disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Companys Chief Executive Officer, Chief Financial Officer, and other members of the Companys management team as of the end of the period covered by this quarterly report. The Companys Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Companys management


(including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms.

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2007, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A - Risk Factors

        There have been no material changes in the risk factors previously disclosed in the Companys 2006 Form 10-K.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ Global Market under the symbol "RPFG". As of March 31, 2007, there were 6,569,670 shares of common stock issued, including 441,185 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 140,592 restricted shares granted under the MRP that have not yet vested. During the quarter ended March 31, 2007, the Company did not sell any securities that were not registered under the Securities Act of 1933.

Stock Purchases

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


        The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2007 - January 31, 2007	-	$ -	-	240,620
February 1, 2007 -February 28, 2007	6,700	20.47	6,700	233,920
March 1, 2007 - March 31, 2007	10,000	20.55	10,000	223,920

Total	16,700	$ 20.52	16,700

(1)	On February 22, 2006, we announced our intention to purchase an additional 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock. On February 21, 2007, we announced a 12-month extension of this repurchase program. At March 31, 2007, there were 223,920 shares remaining to be purchased under this repurchase program.

ITEM 3 - Defaults Upon Senior Securities

Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5 - Other Information

Not applicable.

ITEM 6 - Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Amended and Restated Employment Agreement between the Company and the Bank and John A. Hall (2)
10.3	Employment Agreement between the Company and the Bank and Victor J. Toy (2)
10.4	Employment Agreement between the Company and the Bank and Joel G. Edwards (2)
10.5	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
10.6	Rainier Pacific 2004 Stock Option Plan (3)
10.7	Rainier Pacific 2004 Management Recognition Plan (3)
10.8	Form of Incentive Stock Option Agreement (4)
10.9	Form of Non-Qualified Stock Option Agreement (4)
10.10	Form of Restricted Stock Award Agreement (4)
14	Code Business Conduct and Ethics (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

____
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349).
(2)	Filed as an exhibit to the Registrants Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainier Pacific Financial Group, Inc.

May 2, 2007	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2007	/s/Joel G. Edwards
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

4.

The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5.

The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

/s/John A. Hall
Date: May 2, 2007	John A. Hall
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

4.

The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5.

The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

/s/Joel G. Edwards
Date: May 2, 2007	Joel G. Edwards
Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, that:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the Companys financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

/s/John A. Hall	/s/Joel G. Edwards
John A. Hall	Joel G. Edwards
President and Chief Executive Officer	Chief Financial Officer

Dated: May 2, 2007
