Form 10-Q
period 2007-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2007-08-03
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                       For the quarterly period ended                                                                  June 30, 2007

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
____________________________________________________________
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
Yes   X     No  ___

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____                                     Accelerated filer   X                               Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of June 30, 2007

Common stock, no par value	6,568,470 *

*

Includes 424,211 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts and 132,482 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004   Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents

PART I -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements.

	Consolidated Statements of Financial Condition at
	June 30, 2007 and December 31, 2006	2
	Consolidated Statements of Income for the
	Three Months and Six Months Ended June 30, 2007 and 2006	3
	Consolidated Statements of Shareholders' Equity for the
	Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	4
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2007 and 2006	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Forward-Looking Statements	11
	Comparison of Financial Condition at	11
	June 30, 2007 and December 31, 2006
	Comparison of Operating Results for the	14
	Three Months Ended June 30, 2007 and 2006
	Comparison of Operating Results for the	18
	Six Months Ended June 30, 2007 and 2006	22
	Liquidity and Capital Resources

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4 -	Controls and Procedures	23

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	23
ITEM 1A -	Risk Factors	23
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3 -	Defaults Upon Senior Securities	24
ITEM 4 -	Submission of Matters to a Vote of Security Holders	24
ITEM 5 -	Other Information	24
ITEM 6 -	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX
Exhibit 31.1		27
Exhibit 31.2		28
Exhibit 32		29


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At June 30,	At December 31,
	2007	2006

Cash and cash equivalents	$ 12,626	$ 11,847
Interest-bearing deposits with banks	625	57
Securities available-for-sale	141,543	145,110
Securities held-to-maturity (fair value of $47,453 at June 30, 2007 and $51,589 at December 31, 2006)	49,110	52,652
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	13,712	13,712

Loans	647,385	639,378
Less allowance for loan losses	(8,235)	(8,283)
Loans, net	639,150	631,095

Premises and equipment, net	33,858	34,383
Accrued interest receivable	4,035	4,177
Other assets	10,184	9,664

TOTAL ASSETS	$ 904,843	$ 902,697

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non interest-bearing	$ 36,941	$ 33,722
Interest-bearing	423,375	423,703

Total deposits	460,316	457,425

Borrowed funds	343,615	345,395
Corporate drafts payable	4,200	3,537
Accrued compensation and benefits	1,415	2,111
Other liabilities	5,387	6,399

TOTAL LIABILITIES	814,933	814,867

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,568,470 issued and 6,011,777 outstanding at June 30, 2007; and 6,587,670 shares issued and 5,971,913 shares outstanding at December 31, 2006	50,434	50,038
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,242)	(4,582)
Accumulated other comprehensive loss, net of tax	(480)	(806)
Retained earnings	44,198	43,180

TOTAL SHAREHOLDERS' EQUITY	89,910	87,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 904,843	$ 902,697


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$ 11,645	$ 10,414	$ 23,244	$ 20,407
Securities available-for-sale	2,032	2,005	4,084	3,930
Securities held-to-maturity	546	723	1,111	1,465
Interest-bearing deposits	70	52	80	116
FHLB dividends	20	-	34	-
Total interest income	14,313	13,194	28,553	25,918

INTEREST EXPENSE
Deposits	4,053	3,277	8,164	6,276
Borrowed funds	3,841	3,821	7,584	7,146
Total interest expense	7,894	7,098	15,748	13,422
Net interest income	6,419	6,096	12,805	12,496

PROVISION FOR LOAN LOSSES	150	150	300	300
Net interest income after provision for loan losses	6,269	5,946	12,505	12,196

NON-INTEREST INCOME
Deposit service fees	879	897	1,705	1,701
Loan service fees	346	290	638	550
Insurance service fees	622	518	1,165	1,034
Investment service fees	144	163	257	284
Real estate lease income	271	281	565	564
Gain on sale of loans, net	66	46	202	52
Gain on sale of premises and equipment, net	-	-	10	-
Other operating income	16	27	44	57
Total non-interest income	2,344	2,222	4,586	4,242

NON-INTEREST EXPENSE
Compensation and benefits	4,068	4,034	8,061	8,064
Office operations	956	1,308	1,942	2,606
Occupancy	624	635	1,259	1,275
Loan servicing	129	144	239	261
Outside and professional services	258	237	690	656
Marketing	289	222	532	451
Other operating expenses	778	523	1,488	1,071
Total non-interest expense	7,102	7,103	14,211	14,384

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,511	1,065	2,880	2,054

PROVISION FOR FEDERAL INCOME TAX	529	372	1,008	719

NET INCOME	$ 982	$ 693	$ 1,872	$ 1,335

EARNINGS PER COMMON SHARE:
Basic	$ 0.16	$ 0.12	$ 0.31	$ 0.23
Diluted	$ 0.16	$ 0.12	$ 0.31	$ 0.23
Weighted average shares outstanding-Basic	5,995,114 (1)	5,924,609 (2)	5,985,772 (1)	5,927,839 (2)
Weighted average shares outstanding-Diluted	6,073,991 (1)	5,935,785 (2)	6,072,146 (1)	5,930,684 (2)

Dividends declared per share	$ 0.065	$ 0.060	$ 0.130	$ 0.120

(1)	Weighted average shares outstanding - Basic includes 196,818 vested and ratably earned shares of the 329,300 restricted shares granted and issued under the 2004 Management Recognition Plan ("MRP"), net of forfeited shares.

(2)	Weighted average shares outstanding - Basic includes 133,430 vested and ratably earned shares of the 324,000 restricted shares granted and issued under the MRP, net of forfeited shares.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income/(Loss)	Total

Balance, December 31, 2005	6,690,847	$ 49,598	$ (5,261)	$ 41,814	$ (1,441)	$ 84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
MRP forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		631				631
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to the 2004 Stock Option Plan ("SOP")		477				477
Comprehensive income:
Net income				2,960		2,960
Unrealized gain on securities, net of tax of $342					635	635
Total comprehensive income						3,595

Balance, December 31, 2006	6,587,670	$ 50,038	$ (4,582)	$ 43,180	$ (806)	$ 87,830

Common stock repurchased	(26,700)	(550)				(550)
Common stock issued for MRP	10,000
MRP forfeitures	(3,500)
Earned ESOP shares released			340			340
ESOP activity - Change in value of shares committed to be released		237				237
Dividends paid				(854)		(854)
Amortization of compensation related to MRP		513				513
Amortization of compensation related to SOP		180				180
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				1,872		1,872
Unrealized gain on securities, net of tax of $176					326	326
Total comprehensive income						2,198

Balance, June 30, 2007	6,568,470	$ 50,434	$ (4,242)	$ 44,198	$ (480)	$ 89,910


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,872	$ 1,335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,138	1,825
Provision for loan losses	300	300
Deferred income tax/(benefit)	(323)	27
Gain on sale of premises and equipment, net	(10)	-
Gain on sale of loans, net	(202)	(52)
Amortization of premiums and discounts on securities	331	423
Amortization of intangible assets	130	130
Accrued compensation for restricted stock awards	513	522
Accrued compensation for stock options	180	296
Change in operating assets and liabilities, net:
Accrued interest receivable	142	(80)
Other assets	(469)	(4,298)
Corporate drafts payable	663	1,008
Other liabilities	(482)	3,444

Net cash provided from operating activities	3,783	4,880

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with banks	(568)	(18,980)
Activity in securities available-for-sale:
Maturities, prepayments, and calls	3,778	3,172
Purchases	-	(9,088)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	3,468	4,581
Increase in loans, net	(20,530)	(32,972)
Proceeds from sales of loans	12,377	7,017
Purchases of premises and equipment	(613)	(2,691)
Proceeds from sales of premises and equipment	10	-

Net cash used in investing activities	(2,078)	(48,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,891	11,401
Advances on borrowed funds	128,617	435,516
Repayments of borrowed funds	(130,397)	(402,341)
Repayment of ESOP debt	340	340
Cash payments related to acquisition of insurance agencies	(1,226)	(1,200)
Change in value of ESOP shares committed to be released	237	147
Proceeds from exercise of stock options	16	-
Dividends paid	(854)	(797)
Common stock repurchased	(550)	(960)

Net cash provided from/(used in) financing activities	(926)	42,106

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	779	(1,975)

CASH AND CASH EQUIVALENTS, at beginning of period	11,847	9,955

CASH AND CASH EQUIVALENTS, at end of period	$ 12,626	$ 7,980


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 15,780	$ 13,861

Income taxes	$ 1,215	$ 1,060

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$ 502	$ (503)


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which were filed with the Securities and Exchange Commission ("SEC") on March 14, 2007 (the "Company's 2006 Form 10-K"). All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform with the June 30, 2007 presentation. These reclassifications have no effect on net income, equity, or earnings per share.

Note 2 - Summary of Significant Accounting Policies

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. Since December 31, 2006 through June 30, 2007, there have been no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2006 Form 10-K.

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

        Our permanent differences consist primarily of ESOP, MRP, and SOP adjustments, tax exempt investment income, meals and entertainment, and non-deductible dues. These items are common within the banking industry and have not been subject to controversy. We have supporting documentation for these differences and account for an allocable interest expense under Internal Revenue Code Sections 265 and 291 related to our tax exempt income.


        Our temporary differences consist primarily of loan loss adjustments, stock dividends from the FHLB, differences in depreciation, certain adjustments for the ESOP, MRP and SOP, and other timing differences that are common in the banking industry. We have utilized cost segregation for a small percentage of our fixed assets, and this cost segregation study was performed by a third-party.

        As disclosed in the Company's 2006 Form 10-K, we recorded a $300,000 valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes, in December 2006. Management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income. Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

        We do not believe that we have any uncertain tax positions as of June 30, 2007 that would rise to the level of having a material effect on our financial statements. We have concluded, as of June 30, 2007, that no additional adjustments or valuation allowances are necessary, and there will be no material effect on the financial statements as a result of FIN 48.

Note 4 - Stock-Based Compensation

        Accounting for Stock-Based Compensation. On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of SFAS 123(R), using the "modified prospective" method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date. See the Company's 2006 Form 10-K for additional information regarding stock-based compensation.

        On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees. The fair market value of the Company's common stock on the date of grant was $16.26 per share. On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees. The fair market value of the Company's common stock on the August 17, 2005 grant date was $16.72 per share. There were no grants in 2006. On June 1, 2007, the Company granted an additional 72,000 incentive stock options to certain employees. The fair market value of the Company's common stock on the June 1, 2007 grant date was $20.40 per share. Each of these grants vest over a five-year period.

        The following represents the stock option activity and option exercise price information for the six months ended June 30, 2007:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	657,400	$ 16.27

Granted	72,000	20.40
Exercised	(1,000)	16.35	948
Forfeited/Cancelled	(4,600)	16.30

Balance at June 30, 2007	723,800	$ 16.68	$ 448,756

(1) The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the stock options.

        The estimated fair value of options granted was determined as of the grant dates (June 7, 2004, August 17, 2005, and June 1, 2007) using a binomial pricing model with the following assumptions:

	2007	2005	2004

Option exercise price	$ 20.40	$ 16.72	$ 16.26
Stock price on grant date	$ 20.40	$ 16.72	$ 16.26
Annual dividend yield	1.28%	1.40%	2.00%
Expected volatility	18.88%	19.63%	21.95%
Risk-free interest rate	4.92%	3.99%	4.39%
Employee attrition rate	7.50%	5.00%	3.00%
Vesting period	5 years	5 years	5 years
Expected life	6 years	6 years	7 years

Estimated fair value of options	$ 3.72	$ 3.92	$ 3.60


       Financial data pertaining to the stock options at June 30, 2007 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	633,000	7.00	$ 16.26	379,800	$ 16.26
2005	18,800	8.25	16.72	3,760	16.72
2007	72,000	10.00	20.40	-	20.40
	723,800	7.33	$ 16.68	383,560	$ 16.26

        Stock-based compensation expense for the SOP recognized by the Company in the Consolidated Statements of Income was $180,000 for the six months ended June 30, 2007 compared to $296,000 for the six months ended June 30, 2006. The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $590,000 and $518,000 at June 30, 2007 and December 31, 2006, respectively.

        On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million. These restricted stock awards vest over a five-year period and, therefore, the cost of such is accrued ratably over a five-year period as compensation expense. On June 1, 2007, the Company granted restricted stock awards of 10,000 shares of its common stock to certain employees. The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000. These restricted stock awards also vest over five years as compensation expense. Compensation expense related to all MRP awards was $513,000 and $522,000 for the six months ended June 30, 2007 and 2006, respectively. A total of 62,060 MRP shares vested and were transferred to participants on June 22, 2007, with a fair market value of $1.1 million. The remaining unrecognized compensation expense for MRP restricted stock was approximately $2.2 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the periods presented. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive. Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively, approved by the Company's shareholders in April 2004.


        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$ 982	$ 693	$ 1,872	$ 1,335

Denominator:
Denominator for basic EPS:
Weighted average shares	5,995,114	5,924,609	5,985,772	5,927,839
Effect of dilutive common stock equivalents:
Stock options	73,460	1,414	80,031	-
MRP restricted stock	5,417	9,762	6,343	2,845
Denominator for diluted EPS:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,073,991	5,935,785	6,072,146	5,930,684

Basic earnings per share	$ 0.16	$ 0.12	$ 0.31	$ 0.23

Diluted earnings per share	$ 0.16	$ 0.12	$ 0.31	$ 0.23

Note 6 - Cash Dividends

        On May 18, 2007, the Company announced a quarterly cash dividend of $0.065 per share payable on June 11, 2007 to shareholders of record on May 28, 2007.

Note 7 - Recently Issued Accounting Standards

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 became effective for fiscal years that began after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007, which did not have a material effect on our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset is created by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 became effective for fiscal years that began after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007, which did not have a material effect on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to


all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material effect on our consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

        The following table sets forth certain information concerning the Company's consolidated financial condition at the dates indicated (dollars in thousands):

	At June 30,	At December 31,	$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Total assets	$ 904,843	$ 902,697	$ 2,146	0.2%
Investment securities (1)	190,653	197,762	(7,109)	(3.6)
Interest-bearing deposits with banks	625	57	568	996.5
Loans, net	639,150	631,095	8,055	1.3
Deposits	460,316	457,425	2,891	0.6
Borrowed funds	343,615	345,395	(1,780)	(0.5)
Total shareholders' equity	89,910	87,830	2,080	2.4

        (1) Includes mortgage-backed securities

      Total assets increased by $2.1 million, or 0.2%, to $904.8 million at June 30, 2007 from $902.7 million at December 31, 2006. This increase reflects an $8.1 million increase in net loans and a $568,000 increase in interest-bearing deposits, partially offset by a $7.1 million decrease in investment securities. The increase in loans is the result of continued growth of commercial real estate and commercial business loan portfolios. The decrease in investment securities is primarily the result of principal repayments on mortgage-backed securities. Mortgage-backed securities decreased $6.5 million, or 10.2%, to $56.5 million at June 30, 2007 from $63.0 million at December 31, 2006. Deposits increased $2.9 million to $460.3 million at June 30, 2007 from $457.4 million at December 31, 2006, resulting primarily from increases in core customer deposits, predominantly composed of money market and checking account relationships. Shareholders' equity increased $2.1 million to $89.9 million at June 30, 2007 from $87.8 million at December 31, 2006, primarily as a result of the net income earned during the six months ended June 30, 2007.


Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At June 30, 2007		At December 31, 2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One-to four-family residential	$ 79,018	12.2%	$ 81,542	12.8%	$ (2,524)	(3.1)%
Five or more family residential	159,137	24.6	163,060	25.5	(3,923)	(2.4)
Commercial	215,442	33.3	195,854	30.6	19,588	10.0
Total real estate	453,597	70.1	440,456	68.9	13,141	3.0

Real estate construction:
One-to four-family residential	72,838	11.2	75,508	11.8	(2,670)	(3.5)
Five or more family residential	3,187	0.5	4,180	0.7	(993)	(23.8)
Commercial	-	-	-	-	-	-
Total real estate construction	76,025	11.7	79,688	12.5	(3,663)	(4.6)

Consumer:
Automobile	26,623	4.1	31,888	5.0	(5,265)	(16.5)
Home equity	44,610	6.9	42,718	6.7	1,892	4.4
Credit cards	22,018	3.4	23,327	3.6	(1,309)	(5.6)
Other	7,310	1.1	8,179	1.3	(869)	(10.6)
Total consumer	100,561	15.5	106,112	16.6	(5,551)	(5.2)

Commercial/business	17,202	2.7	13,122	2.0	4,080	31.1

Total loans	647,385	100.0%	639,378	100.0%	8,007	1.3

Less allowance for loan losses	(8,235)		(8,283)		48	(0.6)

Loans, net	$ 639,150		$ 631,095		$ 8,055	1.3%

        Our net loan portfolio increased $8.1 million, or 1.3%, to $639.2 million at June 30, 2007 from $631.1 million at December 31, 2006. This increase was primarily attributable to increases in commercial real estate loans, which increased $19.6 million, or 10.0%, commercial business loans, which increased $4.1 million, or 31.1%, and home equity loans, which increased $1.9 million, or 4.4%. Partially offsetting these increases were decreases in the automobile loan portfolio of $5.3 million, five or more residential ("multi-family") real estate loans, which decreased $3.9 million, or 2.4%, primarily as a result of $8.9 million in prepayments; and real estate construction loans, which decreased $3.7 million, or 4.6%. Additionally, one- to four-family residential loan sales of $12.4 million resulted in the single family loan portfolio declining $2.5 million, or 3.1%. We sell one- to four-family loans to help manage interest rate risk. Total loans secured by real estate increased $11.3 million, or 2.0%, to $574.2 million at June 30, 2007 from $562.9 million at December 31, 2006. During the second half of 2007, we will continue to focus on originating commercial real estate, multi-family, and commercial loans while reducing our emphasis on auto lending.


        Investment Securities. The following table sets forth the composition of the Company's investment securities at the dates indicated. The available-for-sale securities are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost. The Company's investment in the FHLB's common stock is presented at cost and for reference purposes only (dollars in thousands):

	At June 30,	At December 31,	$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Available-for-sale:
U. S. Government Agency obligations	$ 5,615	$ 5,565	$ 50	0.9%
Corporate obligations	5,045	5,077	(32)	(0.6)
Trust preferred securities	110,644	111,312	(668)	(0.6)
Mortgage-backed securities	20,239	23,156	(2,917)	(12.6)
Total available-for-sale portfolio	141,543	145,110	(3,567)	(2.5)

Held-to-maturity:
Municipal obligations	12,780	12,780	-	-
Mortgage-backed securities	36,330	39,872	(3,542)	(8.9)
Total held-to-maturity portfolio	49,110	52,652	(3,542)	(6.7)

Total investment securities	190,653	197,762	(7,109)	(3.6)

FHLB stock	13,712	13,712	-	-

Total	$ 204,365	$ 211,474	$ (7,109)	(3.4)%

        Our investment securities portfolio decreased by $7.1 million, or 3.6%, to $190.7 million at June 30, 2007 from $197.8 million at December 31, 2006. The decrease in investments is primarily the result of $6.5 million of principal repayments on mortgage-backed securities, $1.0 million of partial calls of trust preferred securities, and amortization of purchase premiums. These decreases were partially offset by a $502,000 gain in the market value of available-for-sale securities. No new investment securities were purchased during the quarter as we continued to execute our strategy of replacing maturing investment securities with loans or reducing borrowed funds.

        Deposits. The following table sets forth the composition of the Company's deposits at the dates indicated (dollars in thousands):

	At June 30, 2007		At December 31, 2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$ 36,941	8.0%	$ 33,722	7.4%	$ 3,219	9.5%
Interest-bearing checking	42,990	9.4	41,548	9.1	1,442	3.5
Savings accounts	31,440	6.8	30,487	6.7	953	3.1
Money market accounts	125,113	27.2	108,990	23.8	16,123	14.8
IRA accounts	5,962	1.3	5,605	1.2	357	6.4
Certificates of deposit	217,870	47.3	237,073	51.8	(19,203)	(8.1)
Total deposits	$ 460,316	100.0%	$ 457,425	100.0%	$ 2,891	0.6%

Core deposits	$ 242,446	52.7%	$ 220,352	48.2%	$ 22,094	10.0%
Non-core deposits	217,870	47.3	237,073	51.8	(19,203)	(8.1)
Total deposits	$ 460,316	100.0%	$ 457,425	100.0%	$ 2,891	0.6%

        Our customer deposits increased $2.9 million, or 0.6%, to $460.3 million at June 30, 2007 from $457.4 million at December 31, 2006. Interest-bearing deposits decreased by $328,000, or 0.8%, and non-interest bearing deposits increased $3.2 million, or 9.5%. Our deposit mix at the end of the first quarter included 52.7% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at June 30, 2007 included $50.6 million of brokered certificates of deposit, a decline of $256,000 from the $50.9 million of brokered certificates of deposit at December 31, 2006.


      Borrowed Funds. Borrowed funds decreased $1.8 million, or 0.5%, to $343.6 million at June 30, 2007 from $345.4 million at December 31, 2006. We continue to use borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. The decrease during the first six months of 2007 was due primarily to a change in short-term funding needs.

      Capital. Total shareholders' equity increased $2.1 million, or 2.4%, to $89.9 million at June 30, 2007 from $87.8 million at December 31, 2006. The increase in equity from December 31, 2006 to June 30, 2007 was the result of three items totaling $3.5 million, as follows: $1.9 million in net income, $1.3 million in equity adjustments related to stock compensation and benefits, and $326,000 in unrealized gains on securities, net of taxes. This increase in equity was partially offset by $854,000 of cash dividends paid to shareholders and $550,000 of common stock repurchases. As a result of these factors, and the $2.1 million increase in assets, our capital-to-assets ratio increased to 9.94% at June 30, 2007 compared to 9.73% at December 31, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

      The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Net interest income	$ 6,419	$ 6,096	$ 323	5.3%
Non-interest income	2,344	2,222	122	5.5
Total revenue	8,763	8,318	445	5.3
Provision for loan losses	150	150	-	-
Non-interest expense	7,102	7,103	(1)	-
Net income	982	693	289	41.7

      Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Interest income:
Loans	$ 11,645	$ 10,414	$ 1,231	11.8%
Securities available-for-sale	2,032	2,005	27	1.3
Securities held-to-maturity	546	723	(177)	(24.5)
Interest-bearing deposits	70	52	18	34.6
FHLB dividends	20	-	20	100.0
Total interest income	14,313	13,194	1,119	8.5

Interest expense:
Deposits	4,053	3,277	776	23.7
Borrowed funds	3,841	3,821	20	0.5
Total interest expense	7,894	7,098	796	11.2
Net interest income	$ 6,419	$ 6,096	$ 323	5.3%

      Our net interest income increased $323,000, or 5.3%, to $6.4 million for the three months ended June 30, 2007 from $6.1 million for the three months ended June 30, 2006. The net interest income increase was the result of a $4.6 million increase in the average balance of earning assets and a 49 basis point yield increase on interest-earning assets.

       Interest Income. Our interest income increased $1.1 million, or 8.5%, to $14.3 million for the three months ended June 30, 2007 from $13.2 million for the three months ended June 30, 2006. Interest earned on loans for the three months ended June 30, 2007 and 2006 was $11.6 million and $10.4 million, respectively. The average yield on total loans was 7.27% for the three months ended June 30, 2007 compared to 6.92% for the same period in 2006 reflecting higher market rates for loans. The average balance of total loans also increased by $39.3 million to $641.7 million for the three months ended June 30, 2007 from $602.4 million for the same period in 2006. A significant portion of the loan portfolio consists of fixed-rate real estate secured loans which do not re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and commercial/business loans, however, generally


re-price when short-term interest rates change. The increase in yield on these loan products, combined with an increase in the average balance of loans, were the primary contributors to the increased interest income on loans.

     Interest income on investment securities (including mortgage-backed securities) decreased $150,000, or 5.5%, to $2.6 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006 as a result of a lower average balance, partially offset by a higher yield earned. The average balances of investment securities for the three months ended June 30, 2007 and 2006 were $193.0 million and $228.5 million, respectively. The average yield on investment securities increased to 5.34% for the three months ended June 30, 2007 from 4.77% for the three months ended June 30, 2006, primarily as a result of $87.4 million of floating rate trust preferred securities repricing upward in connection with increased short-term interest rates and principal repayments of lower coupon mortgage-backed securities.

     Interest Expense. Our interest expense increased $796,000, or 11.2%, to $7.9 million for the three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006. In addition to an increase in the average balances of our deposits and borrowed funds, rising market rates increased our deposit and borrowing costs.

     Interest expense on deposits increased $776,000, or 23.7%, to $4.1 million for the three months ended June 30, 2007 from $3.3 million for the three months ended June 30, 2006. The average cost of interest-bearing deposits increased 57 basis points to 3.83% for the three months ended June 30, 2007 from 3.26% for the three months ended June 30, 2006. This increase in deposit costs for the three months ended June 30, 2007 was primarily a result of average balance increases of $41.9 million in higher rate money market accounts, partially offset by a $20.6 million decrease in the average balance of even higher rate certificates of deposits. In addition, interest expense was higher as a result of enhanced local competition and higher short-term market interest rates required to attract and retain customer deposits.

     Interest expense on borrowed funds was relatively unchanged at $3.8 million despite a $22.4 million decrease in the average balance of borrowed funds. The average balance of borrowed funds was $345.3 million for the three months ended June 30, 2007, compared to $367.7 million for the three months ended June 30, 2006. The primary reason for the increase is a 29 basis point increase in the cost of borrowed funds to 4.45% for the three months ended June 30, 2007 from 4.16% for the same period in 2006 as a result of higher short-term interest rates.

     Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At or For the Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Allowance at beginning of period	$ 8,276	$ 8,487	$ (211)	(2.5)%
Provision for loan losses	150	150	-	-
Recoveries	80	55	25	45.5
Charge-offs	(271)	(282)	11	(3.9)
Allowance at end of period	$ 8,235	$ 8,410	$ (175)	(2.1)%

      Our provision for loan losses was unchanged at $150,000 for the three month periods ended June 30, 2007 and 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses decreased slightly to $8.2 million at June 30, 2007 compared to $8.3 million at December 31, 2006. The allowance for loan losses as a percent of total loans at June 30, 2007 was 1.27% compared to 1.30% at December 31, 2006 and 1.38% at June 30, 2006. The decrease in the allowance ratio over the last year was deemed appropriate because of the reduced risk in the portfolio attributable to the growth in real estate secured loans, which have historically experienced a very low level of losses, a decreased balance of auto loans, which have historically experienced higher losses, and improved overall credit quality of the loan portfolio as evidenced by lower net charge-offs.

      Management believes our allowance for loan losses as of June 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely affect our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.


       Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Deposit service fees	$ 879	$ 897	$ (18)	(2.0)%
Loan service fees	346	290	56	19.3
Insurance service fees	622	518	104	20.1
Investment service fees	144	163	(19)	(11.7)
Real estate lease income	271	281	(10)	(3.6)
Gain on sale of loans, net	66	46	20	43.5
Other operating income	16	27	(11)	(40.7)
Total non-interest income	$ 2,344	$ 2,222	$ 122	5.5%

     Our non-interest income for the three months ended June 30, 2007 increased $122,000, or 5.5%, to $2.3 million from $2.2 million for the three months ended June 30, 2006. This increase was primarily a result of a $104,000 increase in property and casualty insurance service fees relating to a higher level of insurance policy sales. All other categories of non-interest income reflected a net increase of $18,000.

     Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Compensation and benefits	$ 4,068	$ 4,034	$ 34	0.8%
Office operations	956	1,308	(352)	(26.9)
Occupancy	624	635	(11)	(1.7)
Loan servicing	129	144	(15)	(10.4)
Outside and professional services	258	237	21	8.9
Marketing	289	222	67	30.2
Other operating expenses	778	523	255	48.8
Total non-interest expense	$ 7,102	$ 7,103	$ (1)	0.0%

     Our non-interest expense was essentially unchanged at $7.1 million for the three months ended June 30, 2007 and June 30, 2006, respectively.

     Office operations expense decreased $352,000, or 26.9%, to $956,000 for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006. The decrease was primarily attributable to a $350,000 reduction in depreciation expense as a significant portion of our software and computer equipment became fully depreciated during the fourth quarter of 2006. Partially offsetting this decrease was an increase in other operating expenses which increased $255,000, or 48.8%, to $778,000 from $523,000 for the same period a year earlier. This increase included an $80,000 increase in VISA check card expenses, a $73,000 increase for FDIC deposit insurance premiums, a $33,000 increase in operational losses, and a $22,000 increase in business and operating tax ("B&O") as a result of increased revenue. The $80,000 VISA check card expense increase was the result of receiving a volume rebate in 2007 in the three months ended March 31, 2007 compared to receiving a similar rebate in 2006 in the three months ended March 31, 2006. The increase in operational losses includes such items as check and debit card losses and other operating losses. The remaining other operating expense increases were spread throughout various expense categories. All other non-interest expenses increased by a net amount of $96,000 for the three months ended June 30, 2007 compared to the same period in 2006.

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

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 641,708	7.27%	$ 602,370	6.92%	$ 39,338	6.5%
Mortgage-backed securities	59,267	4.33	73,107	4.12	(13,840)	(18.9)
Investment securities	133,723	5.79	155,428	5.09	(21,705)	(14.0)
FHLB stock	13,712	0.60	13,712	-	-	-
Interest-bearing deposits in other banks	5,399	5.08	4,626	4.38	773	16.7
Total interest-earning assets	853,809	6.71	849,243	6.22	4,566	0.5

Non-interest-earning assets	51,432		52,863		(1,431)	(2.7)

Total assets	$ 905,241		$ 902,106		$ 3,135	0.3%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 32,795	0.25	$ 36,058	0.28	$ (3,263)	(9.0)%
Interest-bearing checking accounts	42,858	1.74	39,928	1.95	2,930	7.3
Money market deposit accounts	129,573	3.85	87,715	2.80	41,858	47.7
Certificates of deposit	219,138	4.75	239,742	4.09	(20,604)	(8.6)
Total deposits	424,364	3.83	403,443	3.26	20,921	5.2

Borrowed funds	345,309	4.45	367,661	4.16	(22,352)	(6.1)

Total interest-bearing liabilities	769,673	4.11	771,104	3.69	(1,431)	(0.2)

Non-interest-bearing liabilities:
Non-interest bearing checking	34,869		29,957		4,912	16.4
Other	11,228		16,092		(4,864)	(30.2)
Total non-interest bearing liabilities	46,097		46,049		48	0.1

Total liabilities	815,770		817,153		(1,383)	(0.2)

Equity	89,471		84,953		4,518	5.3

Total liabilities and equity	$ 905,241		$ 902,106		$ 3,135	0.3%

Net interest income	$ 6,419		$ 6,096		$ 323	5.3%
Interest rate spread (1)		2.60%		2.53%
Net interest margin (2)	3.01%		2.87%

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(2) Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.


Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Net interest income	$ 12,805	$ 12,496	$ 309	2.5%
Non-interest income	4,586	4,242	344	8.1
Total revenue	17,391	16,738	653	3.9
Provision for loan losses	300	300	-	-
Non-interest expense	14,211	14,384	(173)	(1.2)
Net income	1,872	1,335	537	40.2

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Interest income:
Loans	$ 23,244	$ 20,407	$ 2,837	13.9%
Securities available-for-sale	4,084	3,930	154	3.9
Securities held-to-maturity	1,111	1,465	(354)	(24.2)
Interest-bearing deposits	80	116	(36)	(31.0)
FHLB dividends	34	-	34	100.0
Total interest income	28,553	25,918	2,635	10.2

Interest expense:
Deposits	8,164	6,276	1,888	30.1
Borrowed funds	7,584	7,146	438	6.1
Total interest expense	15,748	13,422	2,326	17.3
Net interest income	$ 12,805	$ 12,496	$ 309	2.5%

        Our net interest income increased $309,000, or 2.5%, to $12.8 million for the six months ended June 30, 2007 from $12.5 million for the six months ended June 30, 2006. The net interest income increase was the result of an $8.7 million average balance increase and a 56 basis point yield increase on interest-earning assets.

         Interest Income. Our interest income increased $2.6 million, or 10.2%, to $28.6 million for the six months ended June 30, 2007 from $25.9 million for the six months ended June 30, 2006. Interest earned on loans for the six months ended June 30, 2007 and 2006 was $23.2 million and $20.4 million, respectively. The average yield on total loans was 7.26% for the six months ended June 30, 2007 compared to 6.86% for the same period in 2006 reflecting an increase in market interest rates for loans. The average balance of total loans also increased by $46.0 million to $642.8 million for the six months ended June 30, 2007 from $596.8 million for the same period in 2006. A significant portion of the loan portfolio consists of fixed-rate real estate secured loans which do not re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial/business loans, however, generally re-price when short-term interest rates change. The increase in yield on these loan products, combined with an increase in the average balance of loans, were the primary contributors to the increased interest income on loans.

        Interest income on investment securities (including mortgage-backed securities) decreased $200,000, or 3.7%, to $5.2 million for the six months ended June 30, 2007 from $5.4 million for the six months ended June 30, 2006 as a result of a lower average balance, partially offset by higher yields earned. The average balances of investment securities for the six months ended June 30, 2007 and 2006 were $194.8 million and $229.9 million, respectively. The average yield on investment securities increased to 5.34% for the six months ended June 30, 2007 from 4.69% for the six months ended June 30, 2006, primarily as a result of $87.4 million of floating rate trust preferred securities repricing upward in connection with increased short-term interest rates and the principal reduction of lower yielding mortgage-backed securities.


        Interest Expense. Our interest expense increased $2.3 million, or 17.3%, to $15.7 million for the six months ended June 30, 2007 from $13.4 million for the six months ended June 30, 2006. In addition to an increase in the average balances of our deposits, rising market rates, and enhanced competition caused our deposit and borrowing costs to increase.

        Interest expense on deposits were up $1.9 million, or 30.1%, to $8.2 million for the six months ended June 30, 2007 from $6.3 million for the six months ended June 30, 2006. The average cost of deposits increased 76 basis points to 3.86% for the six months ended June 30, 2007 from 3.10% for the six months ended June 30, 2006. This increase in deposit costs for the six months ended June 30, 2007 was primarily a result of average balance increases of $35.1 million in higher rate money market accounts, partially offset by a $16.4 million decrease in the average balance of even higher rate certificates of deposits. In addition, interest expense was higher as a result of enhanced local competition and higher short-term market interest rates required to attract and retain customer deposits.

       Interest expense on borrowed funds increased $438,000, or 6.1%, to $7.6 million for the six months ended June 30, 2007 from $7.1 million for the six months ended June 30, 2006, despite a $15.4 million decrease in the average balance of borrowed funds. The average balance of borrowed funds was $343.8 million for the six months ended June 30, 2007, compared to $359.2 million for the same period in 2006. The primary reason for the increase was a 44 basis point increase in the cost of borrowed funds to 4.45% for the six months ended June 30, 2007 from 4.01% for the same period in 2006 as a result of higher short-term interest rates.

      Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At or For the Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Allowance at beginning of period	$ 8,283	$ 8,597	$ (314)	(3.7)%
Provision for loan losses	300	300	-	-
Recoveries	166	139	27	19.4
Charge-offs	(514)	(626)	112	(17.9)
Allowance at end of period	$ 8,235	$ 8,410	$ (175)	(2.1)%

        Our provision for loan losses was unchanged at $300,000 for the six month periods ended June 30, 2007 and 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Deposit service fees	$ 1,705	$ 1,701	$ 4	0.2%
Loan service fees	638	550	88	16.0
Insurance service fees	1,165	1,034	131	12.7
Investment service fees	257	284	(27)	(9.5)
Real estate lease income	565	564	1	0.2
Gain on sale of loans, net	202	52	150	288.5
Gain on sale of premises and equipment, net	10	-	10	100.0
Other operating income	44	57	(13)	(22.8)
Total non-interest income	$ 4,586	$ 4,242	$ 344	8.1%

        Our non-interest income for the six months ended June 30, 2007 increased $344,000, or 8.1%, to $4.6 million from $4.2 million for the six months ended June 30, 2006. This increase was primarily a result of a $150,000 increase in net gains on the sale of loans and a $131,000 increase in property and casualty insurance service fees. The increase in gains on the sale of loans was attributable to an increase in the number of single-family mortgages sold, including the recognition of the associated mortgage servicing assets totaling $105,000, during the first six months of 2007. Additionally, loan service fees increased $88,000 as a result of the increase in the size of the loan portfolio and receipt of loan assumption and other related fees. All other categories of non-interest income reflected a net decrease of $25,000.


        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Compensation and benefits	$ 8,061	$ 8,064	$ (3)	0.0%
Office operations	1,942	2,606	(664)	(25.5)
Occupancy	1,259	1,275	(16)	(1.3)
Loan servicing	239	261	(22)	(8.4)
Outside and professional services	690	656	34	5.2
Marketing	532	451	81	18.0
Other operating expenses	1,488	1,071	417	38.9
Total non-interest expense	$ 14,211	$ 14,384	$ (173)	(1.2)%

        Our non-interest expense decreased $173,000, or 1.2%, to $14.2 million for the six months ended June 30, 2007 from $14.4 million for the six months ended June 30, 2006. The decrease was primarily attributable to lower office operations expense of $664,000 partially offset by a $417,000 increase in other operating expenses.

        Office operations expense decreased $664,000, or 25.5%, to $1.9 million for the six months ended June 30, 2007 from $2.6 million for the six months ended June 30, 2006. The decrease was primarily attributable to a $690,000 reduction in depreciation expense as a significant portion of our software and computer equipment became fully depreciated during the fourth quarter of 2006. Partially offsetting this decrease was other operating expenses, which increased $417,000 or 38.9% to $1.5 million from $1.1 million for the same period. The $417,000 increase in other operating expenses included a $122,000 increase for FDIC deposit insurance premiums, a $93,000 increase in FDIC regulatory examination expense, and a $73,000 increase in B&O taxes related to increased revenue for the first six months of 2007 compared to the same period in 2006 (which included a $25,000 refund as a result of a prior year B&O tax audit). Additionally, operational losses increased $59,000 and VISA check card expenses increased $33,000 for the same period. The remaining increase in other operating expense was spread throughout various expense categories. All other non-interest expenses increased by a net amount of $74,000 for the six months ended June 30, 2007 compared to the same period in 2006.


        Average Balances, Interest, and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields and costs, net interest income, interest rate spread, and net interest margin. Average balances have been calculated using the average of daily balances during the period (amounts in thousands).

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 642,752	7.26%	$ 596,776	6.86%	$ 45,976	7.7%
Mortgage-backed securities	60,817	4.33	75,117	4.13	(14,300)	(19.0)
Investment securities	133,971	5.79	154,770	5.01	(20,799)	(13.4)
FHLB stock	13,712	0.50	13,712	-	-	-
Interest-bearing deposits in other banks	3,096	5.11	5,278	4.36	(2,182)	(41.3)
Total interest-earning assets	854,348	6.70	845,653	6.14	8,695	1.0

Non-interest-earning assets	50,454		49,976		478	1.0

Total assets	$ 904,802		$ 895,629		$ 9,173	1.0%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 32,419	0.25	$ 36,505	0.27	$ (4,086)	(11.2)%
Interest-bearing checking accounts	41,783	1.83	38,014	1.84	3,769	9.9
Money market deposit accounts	123,289	3.73	88,216	2.60	35,073	39.8
Certificates of deposit	229,087	4.75	245,437	3.90	(16,350)	(6.7)
Total deposits	426,578	3.86	408,172	3.10	18,406	4.5

Borrowed funds	343,789	4.45	359,153	4.01	(15,364)	(4.3)

Total interest-bearing liabilities	770,367	4.12	767,325	3.53	3,042	0.4

Non-interest-bearing liabilities:
Non-interest bearing checking	33,851		29,395		4,456	15.2
Other	11,573		13,958		(2,385)	(17.1)
Total non-interest bearing liabilities	45,424		43,353		2,071	4.8

Total liabilities	815,791		810,678		5,113	0.6

Equity	89,011		84,951		4,060	4.8

Total liabilities and equity	$ 904,802		$ 895,629		$ 9,173	1.0%

Net interest income	$ 12,805		$ 12,496		$ 309	2.5%
Interest rate spread (1)		2.58%		2.61%
Net interest margin (2)	2.98%		2.94%

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

        At June 30, 2007, we were in compliance with the collateral requirements of all of our borrowed funds arrangements. We maintained a credit facility with the FHLB equal to 50% of the Bank's total assets, subject to available collateral. At June 30, 2007, we had an available amount on this line of $36.4 million. The Bank also maintains a $100.0 million credit line collateralized by specific investment securities with Fortis Securities, LLC as an additional source of liquidity. There were no outstanding balances on this credit line at June 30, 2007. In addition, we held certain available-for-sale investment securities and readily saleable loans for liquidity purposes.

        Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments. At June 30, 2007, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $217.9 million, or 47.3%, of total deposits, including $50.6 million of brokered deposits which are scheduled to mature and be renewed through January 31, 2008. We have used brokered deposits and borrowed funds to supplement retail deposit funding. Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of June 30, 2007, the Bank was classified as a "well capitalized" institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements. Total equity at the Bank was $87.4 million at June 30, 2007, or 9.68% of total assets on that date. Our regulatory capital ratios at June 30, 2007, were as follows: Tier I leverage of 9.43%; Tier I risk-based capital of 11.41%; and total risk-based capital of 12.53%.

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

        The asset liability management policy and the committee guide us in managing Rainier Pacific Savings Bank's market risk. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet. At June 30, 2007, there were no material changes in the Bank's market risk from the information provided in the Company's Form 10-K which was filed with the SEC on March 14, 2007.

        At June 30, 2007, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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


Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2007, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A - Risk Factors

        There have been no material changes in the risk factors previously disclosed in the Company's 2006 Form 10-K.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ Global Market under the symbol "RPFG". As of June 30, 2007, there were 6,568,470 shares of common stock issued, including 424,211 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 132,482 restricted shares granted under the MRP that have not yet vested. During the quarter ended June 30, 2007, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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


        The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2007 - April 30, 2007	-	$ -	-	223,920
May 1, 2007 - May 31, 2007	10,000	20.70	10,000	213,920
June 1, 2007 - June 30, 2007	-	-	-	213,920

Total	10,000	$ 20.70	10,000

(1) On February 22, 2006, we announced our intention to purchase 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock. On
     February 21, 2007, we announced a 12-month extension of this repurchase program. At June 30, 2007, there were 213,920 shares remaining to be purchased under this repurchase program.

ITEM 3 - Defaults Upon Senior Securities

     Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      On April 23, 2007, the company held its Annual Meeting of Shareholders. The following directors were re-elected for an additional 3-year term: Edward J. Brooks, Robert H. Combs, and Karyn D. Clarke.

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

                        ______
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

Rainier Pacific Financial Group, Inc.

August 3, 2007	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2007	/s/Joel G. Edwards
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 3, 2007	/s/John A. Hall
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 3, 2007	/s/ Joel G. Edwards
Joel G. Edwards
Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Rainier Pacific Financial Group, Inc. ("the Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such Report.

/s/John A. Hall	/s/ Joel G. Edwards
John A. Hall	Joel G. Edwards
President and Chief Executive Officer	Chief Financial Officer

Dated: August  3, 2007
