Form 10-Q
period 2007-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2007-10-31
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                    For the quarterly period ended............................................................September 30, 2007

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

              Title of class:                                                                                                                                  As of September 30, 2007

Common stock, no par value;                                                                                                                                 6,516,870 *

* Includes 407,237 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts and 115,108 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents

PART I -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements

	Consolidated Statements of Financial Condition at
	September 30, 2007 and December 31, 2006	2
	Consolidated Statements of Income for the
	Three Months and Nine Months Ended September 30, 2007 and 2006	3
	Consolidated Statements of Shareholders' Equity for the
	Nine Months Ended September 30, 2007 and the Year Ended December 31, 2006	4
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2007 and 2006	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Forward-Looking Statements	10
	Comparison of Financial Condition at
	September 30, 2007 and December 31, 2006	11
	Comparison of Operating Results for the
	Three Months Ended September 30, 2007 and 2006	14
	Comparison of Operating Results for the
	Nine Months Ended September 30, 2007 and 2006	18
	Liquidity and Capital Resources	21

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4 -	Controls and Procedures	22

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	23
ITEM 1A -	Risk Factors	23
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3 -	Defaults Upon Senior Securities	24
ITEM 4 -	Submission of Matters to a Vote of Security Holders	24
ITEM 5 -	Other Information	24
ITEM 6 -	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX
Exhibit 31.1		27
Exhibit 31.2		28
Exhibit 32		29


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At September 30,	At December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$ 9,192	$ 11,847
Interest-bearing deposits with banks	732	57
Securities available-for-sale	138,345	145,110
Securities held-to-maturity (fair value of $46,337 at September 30, 2007 and $51,589 at December 31, 2006)	47,346	52,652
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	13,712	13,712

Loans	633,319	639,378
Less allowance for loan losses	(8,142)	(8,283)
Loans, net	625,177	631,095

Premises and equipment, net	33,731	34,383
Accrued interest receivable	4,075	4,177
Other assets	9,951	9,664

TOTAL ASSETS	$882,261	$902,697

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non interest-bearing	$ 34,603	$ 33,722
Interest-bearing	426,314	423,703

Total deposits	460,917	457,425

Borrowed funds	321,574	345,395
Corporate drafts payable	2,992	3,537
Accrued compensation and benefits	1,759	2,111
Other liabilities	5,381	6,399

TOTAL LIABILITIES	792,623	814,867

SHAREHOLDERS' EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,516,870 issued and 5,994,525 outstanding at September 30, 2007; and 6,587,670 shares issued and 5,971,913 shares outstanding at December 31, 2006	49,972	50,038
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,072)	(4,582)
Accumulated other comprehensive loss, net of tax	(1,108)	(806)
Retained earnings	44,846	43,180

TOTAL SHAREHOLDERS' EQUITY	89,638	87,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 882,261	$ 902,697


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$ 12,127	$ 11,206	$ 35,371	$ 31,613
Securities available-for-sale	2,015	2,187	6,099	6,117
Securities held-to-maturity	527	617	1,638	2,082
Interest-bearing deposits	28	168	108	284
FHLB dividends	21	-	55	-
Total interest income	14,718	14,178	43,271	40,096

INTEREST EXPENSE
Deposits	4,104	3,879	12,268	10,155
Borrowed funds	3,881	3,986	11,465	11,132
Total interest expense	7,985	7,865	23,733	21,287
Net interest income	6,733	6,313	19,538	18,809

PROVISION FOR LOAN LOSSES	150	150	450	450
Net interest income after provision for loan losses	6,583	6,163	19,088	18,359

NON-INTEREST INCOME
Deposit service fees	906	932	2,611	2,633
Loan service fees	381	308	1,019	858
Insurance service fees	552	545	1,717	1,579
Investment service fees	189	179	446	463
Real estate lease income	298	277	863	841
Gain on sale of securities, net	-	3	-	3
Gain on sale of loans, net	60	23	262	75
Gain on sale of premises and equipment, net	1	7	11	7
Other operating income	25	29	69	86
Total non-interest income	2,412	2,303	6,998	6,545

NON-INTEREST EXPENSE
Compensation and benefits	4,237	3,935	12,298	11,999
Office operations	1,006	1,385	2,948	3,991
Occupancy	649	666	1,908	1,941
Loan servicing	130	125	369	386
Outside and professional services	250	291	940	947
Marketing	278	276	810	727
Other operating expenses	799	633	2,287	1,704
Total non-interest expense	7,349	7,311	21,560	21,695

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	1,646	1,155	4,526	3,209

PROVISION FOR FEDERAL INCOME TAX	574	404	1,582	1,123

NET INCOME	$ 1,072	$ 751	$ 2,944	$ 2,086

EARNINGS PER COMMON SHARE:
Basic	$ 0.18	$ 0.13	$ 0.49	$ 0.35
Diluted	$ 0.18	$ 0.13	$ 0.49	$ 0.35
Weighted average shares outstanding-Basic	5,983,586(1)	5,951,363 (2)	5,985,043(1)	5,935,680(2)
Weighted average shares outstanding-Diluted	5,983,586	5,993,987	6,027,478	5,941,717

Dividends declared per share	$ 0.065	$ 0.060	$ 0.195	$ 0.180

(1)	Weighted average shares outstanding - Basic includes 212,593 vested and ratably earned shares of the 327,700 restricted shares granted and issued under the 2004 Management Recognition Plan ("MRP"), net of forfeited shares.
(2)	Weighted average shares outstanding - Basic includes 149,313 vested and ratably earned shares of the 322,800 restricted shares granted and issued under the MRP, net of forfeited shares.


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income/(Loss)	Total

Balance, December 31, 2005	6,690,847	$49,598	$(5,261)	$41,814	$(1,441)	$84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
MRP forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		631				631
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to 2004 Stock Option Plan ("SOP")		477				477
Comprehensive income:
Net income				2,960		2,960
Unrealized gain on securities, net of tax of $342					635	635
Total comprehensive income						3,595

Balance, December 31, 2006	6,587,670	$50,038	$(4,582)	$43,180	$(806)	$87,830

Common stock repurchased	(76,700)	(1,404)				(1,404)
Common stock issued for MRP	10,000
MRP forfeitures	(5,100)
Earned ESOP shares released			510			510
ESOP activity - Change in value of shares committed to be released		304				304
Dividends paid				(1,278)		(1,278)
Amortization of compensation related to MRP		771				771
Amortization of compensation related to SOP		247				247
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				2,944		2,944
Unrealized loss on securities, net of tax benefit of $163					(302)	(302)
Total comprehensive income						2,642

Balance, September 30, 2007	6,516,870	$49,972	$(4,072)	$44,846	$(1,108)	$89,638


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,944	$ 2,086
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,681	2,817
Provision for loan losses	450	450
Deferred income tax/(benefit)	(310)	40
Gain on sale of securities, net	-	(3)
Gain on sale of premises and equipment, net	(11)	(7)
Gain on sale of loans, net	(262)	(75)
Amortization of premiums and discounts on securities	477	625
Amortization of intangible assets	198	195
Accrued compensation for restricted stock awards	771	779
Accrued compensation for stock options	247	389
Change in operating assets and liabilities, net:
Accrued interest receivable	102	(293)
Other assets	21	(4,917)
Corporate drafts payable	(545)	2,801
Other liabilities	(144)	4,702

Net cash provided from operating activities	5,619	9,589

CASH FLOWS FROM INVESTING ACTIVITIES
Increase/(decrease) in interest-bearing deposits with banks	(675)	1,054
Activity in securities available-for-sale:
Sales	-	10,000
Maturities, prepayments, and calls	5,894	4,797
Purchases	-	(19,089)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	5,201	26,521
Increase in loans, net	(11,773)	(58,358)
Proceeds from sales of loans	17,504	11,987
Purchases of premises and equipment	(1,029)	(3,604)
Proceeds from sales of premises and equipment	11	7

Net cash provided from/(used in) investing activities	15,133	(26,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,492	20,464
Advances on borrowed funds	331,820	629,516
Repayments of borrowed funds	(355,641)	(628,086)
Repayment of ESOP debt	510	510
Cash payments related to acquisition of insurance agencies	(1,226)	(1,200)
Change in value of ESOP shares committed to be released	304	241
Proceeds from exercise of stock options	16	-
Dividends paid	(1,278)	(1,197)
Common stock repurchased	(1,404)	(1,143)

Net cash provided from/(used in) financing activities	(23,407)	19,105

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,655)	2,009

CASH AND CASH EQUIVALENTS, at beginning of period	11,847	9,955

CASH AND CASH EQUIVALENTS, at end of period	$ 9,192	$ 11,964


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$23,784	$21,092

Income taxes	$ 1,830	$ 1,430

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$ (465)	$ 569


RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

        Basis of Presentation. The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which were filed with the Securities and Exchange Commission ("SEC") on March 14, 2007 (the "Company's 2006 Form 10-K"). All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        Reclassifications. Certain amounts in the prior periods have been reclassified to conform with the September 30, 2007 presentation. These reclassifications have no effect on net income, equity, or earnings per share.

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

        Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. Since December 31, 2006 through September 30, 2007, there have been no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2006 Form 10-K.

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

        As disclosed in the Company's 2006 Form 10-K, we recorded a $300,000 valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes, in December 2006. Additionally, in September 2007, we recorded an additional $124,000 valuation allowance, bringing the total to $424,000. This valuation allowance was deemed necessary in connection with management's belief that it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income. Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

        We do not believe that we have any uncertain tax positions as of September 30, 2007 that would rise to the level of having a material effect on our financial statements. We have concluded, as of September 30, 2007, that no additional adjustments or valuation allowances are necessary, and there will be no material effect on the financial statements as a result of FIN 48.

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

        The following represents the stock option activity and option exercise price information for the nine months ended September 30, 2007:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	657,400	$16.27

Granted	72,000	20.40
Exercised	(1,000)	16.35	2,790
Forfeited/Cancelled	(7,600)	16.28

Balance at September 30, 2007	720,800	$ 16.69	$7,208

(1)  The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the weighted-average exercise price of the stock options.


        The estimated fair value of options granted was determined as of the grant dates (June 7, 2004, August 17, 2005, and June 1, 2007) using a binomial pricing model with the following assumptions:

	2007	2005	2004

Option exercise price	$ 20.40	$ 16.72	$ 16.26
Stock price on grant date	$ 20.40	$ 16.72	$ 16.26
Annual dividend yield	1.28%	1.40%	2.00%
Expected volatility	18.88%	19.63%	21.95%
Risk-free interest rate	4.92%	3.99%	4.39%
Employee attrition rate	7.50%	5.00%	3.00%
Vesting period	5 years	5 years	5 years
Expected life	6 years	6 years	7 years

Estimated fair value of options	$ 3.72	$ 3.92	$ 3.60

        Financial data pertaining to the stock options at September 30, 2007 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	630,000	6.75	$ 16.26	378,000	$ 16.26
2005	18,800	8.00	16.72	7,520	16.72
2007	72,000	9.75	20.40	-	20.40
	720,800	7.08	$ 16.69	385,520	$ 16.27

        Stock-based compensation expense for the SOP recognized by the Company in the Consolidated Statements of Income was $247,000 for the nine months ended September 30, 2007 compared to $389,000 for the nine months ended September 30, 2006. The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $522,000 and $518,000 at September 30, 2007 and December 31, 2006, respectively.

        On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP. The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million. These restricted stock awards vest over a five-year period and, therefore, the cost is accrued ratably over a five-year period as compensation expense. On June 1, 2007, the Company granted restricted stock awards of 10,000 shares of its common stock to certain employees. The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000. These restricted stock awards also vest over a five-year period as compensation expense. Compensation expense related to all MRP awards was $771,000 and $779,000 for the nine months ended September 30, 2007 and 2006, respectively. A total of 62,060 MRP shares vested and were transferred to participants on June 22, 2007, with a fair market value of $1.1 million. The remaining unrecognized compensation expense for MRP restricted stock was approximately $1.9 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively.

Note 5 - Earnings Per Share

        Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the periods presented. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive. Common stock equivalents include the stock options and restricted stock awards granted under the SOP and the MRP, respectively, approved by the Company's shareholders in April 2004.


        The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$ 1,072	$ 751	$ 2,944	$ 2,086

Denominator:
Denominator for basic EPS:
Weighted average shares	5,983,586	5,951,363	5,985,043	5,935,680
Effect of dilutive common stock equivalents:
Stock options	-	29,754	42,435	-
MRP restricted stock	-	12,870	-	6,037
Denominator for diluted EPS:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,983,586	5,993,987	6,027,478	5,941,717

Basic earnings per share	$ 0.18	$ 0.13	$ 0.49	$ 0.35

Diluted earnings per share	$ 0.18	$ 0.13	$ 0.49	$ 0.35

Note 6 - Cash Dividends

        On August 22, 2007, the Company announced a quarterly cash dividend of $0.065 per share payable on September 17, 2007 to shareholders of record on September 3, 2007.

Note 7 - Recently Issued Accounting Standards

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; levels of non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting


operations; costs of technology; pricing of products and services; time to lease excess space in Company-owned buildings; and other risks detailed from time to time in our filings with the SEC. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any financial statements made by or on behalf of the Company.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

        The following table sets forth certain information concerning the Company's consolidated financial condition at the dates indicated (dollars in thousands):

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

Total assets	$ 882,261	$ 902,697	$ (20,436)	(2.3)%
Investment securities (1)	185,691	197,762	(12,071)	(6.1)
Interest-bearing deposits with banks	732	57	675	1,184.2
Loans, net	625,177	631,095	(5,918)	(0.9)
Deposits	460,917	457,425	3,492	0.8
Borrowed funds	321,574	345,395	(23,821)	(6.9)
Total shareholders' equity	89,638	87,830	1,808	2.1

(1) Investment securities include mortgage-backed securities.

        Total assets decreased by $20.4 million, or 2.3%, to $882.3 million at September 30, 2007 from $902.7 million at December 31, 2006. This decrease reflects a $12.1 million decline in investment securities and a $5.9 million decline in net loans. The decrease in loans is primarily the result of a high level of prepayments of multi-family and commercial real estate loans, sales of single-family mortgage loans, and a lower level of loan originations. The decrease in investment securities is primarily the result of principal repayments on mortgage-backed securities and partial calls of trust preferred securities. Mortgage-backed securities decreased $9.2 million, or 14.6%, to $53.8 million at September 30, 2007 from $63.0 million at December 31, 2006. Deposits increased $3.5 million to $460.9 million at September 30, 2007 from $457.4 million at December 31, 2006, resulting primarily from increases in core customer deposits, predominantly comprised of money market and checking account relationships. Shareholders' equity increased $1.8 million to $89.6 million at September 30, 2007 from $87.8 million at December 31, 2006, primarily as a result of the net income earned during the nine months ended September 30, 2007.


        Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At September 30, 2007		At December 31, 2006		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 78,621	12.4%	$ 81,542	12.8%	$ (2,921)	(3.6)%
Five or more family residential	149,474	23.6	163,060	25.5	(13,586)	(8.3)
Commercial	214,130	33.8	195,854	30.6	18,276	9.3
Total real estate	442,225	69.8	440,456	68.9	1,769	0.4

Real estate construction:
One-to four-family residential	70,867	11.2	75,508	11.8	(4,641)	(6.1)
Five or more family residential	2,019	0.3	4,180	0.7	(2,161)	(51.7)
Commercial	1,834	0.3	-	-	1,834	100.0
Total real estate construction	74,720	11.8	79,688	12.5	(4,968)	(6.2)

Consumer:
Automobile	23,711	3.7	31,888	5.0	(8,177)	(25.6)
Home equity	44,537	7.0	42,718	6.7	1,819	4.3
Credit cards	22,601	3.6	23,327	3.6	(726)	(3.1)
Other	7,383	1.2	8,179	1.3	(796)	(9.7)
Total consumer	98,232	15.5	106,112	16.6	(7,880)	(7.4)

Commercial/business	18,142	2.9	13,122	2.0	5,020	38.3

Total loans	633,319	100.0%	639,378	100.0%	(6,059)	(0.9)

Less allowance for loan losses	(8,142)		(8,283)		141	1.7

Loans, net	$ 625,177		$ 631,095		$(5,918)	(0.9)%

        Our net loan portfolio decreased $5.9 million, or 0.9%, to $625.2 million at September 30, 2007 from $631.1 million at December 31, 2006. This decrease was primarily attributable to decreases in five or more family residential ("multi-family") real estate loans, which decreased $13.6 million, or 8.3%, primarily as a result of $17.6 million in prepayments; the automobile portfolio, which decreased $8.2 million, or 25.6%, as a result of our decision to reduce our exposure to indirect auto loans through implementation of more selective underwriting standards on new originations, and real estate construction loans, which decreased $5.0 million, or 6.2%. Additionally, loan sales of $17.5 million resulted in a $2.9 million, or 3.6% decline in the one- to four-family residential loan portfolio. Partially offsetting these decreases were increases in commercial real estate loans, which increased $18.3 million, or 9.3%, despite $18.8 million in commercial real estate prepayments. Additionally, commercial/business loans increased $5.0 million, or 38.3% and home equity loans increased $1.8 million, or 4.3%. Total loans secured by real estate decreased $1.4 million, or 0.2%, to $561.5 at September 30, 2007 from $562.9 million at December 31, 2006. During the fourth quarter of 2007, we plan to focus on originating commercial real estate, multi-family, real estate construction, and commercial business loans while reducing our emphasis on indirect auto loan originations.


        Investment Securities. The following table sets forth the composition of the Company's investment securities at the dates indicated. The available-for-sale securities are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost. The Company's investment in the FHLB common stock is presented at cost and for reference purposes only (dollars in thousands):

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Available-for-sale:
U. S. Government Agency obligations	$ 5,669	$ 5,565	$ 104	1.9%
Corporate obligations	5,032	5,077	(45)	(0.9)
Trust preferred securities	108,436	111,312	(2,876)	(2.6)
Mortgage-backed securities	19,208	23,156	(3,948)	(17.0)
Total available-for-sale portfolio	138,345	145,110	(6,765)	(4.7)

Held-to-maturity:
Municipal obligations	12,782	12,780	2	-
Mortgage-backed securities	34,564	39,872	(5,308)	(13.3)
Total held-to-maturity portfolio	47,346	52,652	(5,306)	(10.1)

Total investment securities	185,691	197,762	(12,071)	(6.1)

FHLB stock	13,712	13,712	-	-

Total	$199,403	$211,474	$(12,071)	(5.7)%

        Our investment securities portfolio decreased by $12.1 million, or 6.1%, to $185.7 million at September 30, 2007 from $197.8 million at December 31, 2006. The decrease in investments was primarily the result of $9.2 million of principal repayments on mortgage-backed securities and a $2.9 million decline of trust preferred securities from partial calls, market value adjustments, and amortization of purchase premiums. The mark-to-market fair value adjustment on all available-for-sale securities declined $465,000 during the nine months ended September 30, 2007. No new investment securities were purchased during this period, as we continued to execute our strategy of replacing maturing investment securities with loans or reducing borrowed funds.

        Deposits. The following table sets forth the composition of the Company's deposits at the dates indicated (dollars in thousands):

	At September 30, 2007		At December 31, 2006		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 34,603	7.5%	$ 33,722	7.4%	$ 881	2.6%
Interest-bearing checking	43,539	9.5	41,548	9.1	1,991	4.8
Savings accounts	29,243	6.3	30,487	6.7	(1,244)	(4.1)
Money market accounts	123,110	26.7	108,990	23.8	14,120	13.0
IRA accounts	5,916	1.3	5,605	1.2	311	5.5
Certificates of deposit ("CDs")	224,506	48.7	237,073	51.8	(12,567)	(5.3)
Total deposits	$ 460,917	100.0%	$ 457,425	100.0%	$ 3,492	0.8%

Core deposits (all deposits, excluding CDs)	$ 236,411	51.3%	$ 220,352	48.2%	$ 16,059	7.3%
Non-core deposits (CDs)	224,506	48.7	237,073	51.8	(12,567)	(5.3)
Total deposits	$ 460,917	100.0%	$ 457,425	100.0%	$ 3,492	0.8%

        Our deposits increased $3.5 million, or 0.8%, to $460.9 million at September 30, 2007 from $457.4 million at December 31, 2006. Interest-bearing deposits increased by $2.6 million, or 0.6%, and non-interest bearing deposits increased $881,000, or 2.6%. Our deposit mix at the end of the third quarter included 51.3% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at September 30, 2007 included $51.0 million of brokered certificates of deposit, an increase of $141,000 from the $50.9 million of brokered certificates of deposit at December 31, 2006.


        Borrowed Funds. Borrowed funds decreased $23.8 million, or 6.9%, to $321.6 million at September 30, 2007 from $345.4 million at December 31, 2006. We continue to use borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. The decrease during the first nine months of 2007 was primarily attributable to the reduction of the investment and loan portfolios.

        Capital. Total shareholders' equity increased $1.8 million, or 2.1%, to $89.6 million at September 30, 2007 from $87.8 million at December 31, 2006. The increase in equity from December 31, 2006 to September 30, 2007 was the result of $2.9 million in net income and $1.8 million in equity adjustments related to stock compensation and benefits. This increase in equity was partially offset by $1.4 million of common stock repurchases, $1.3 million of cash dividends paid to shareholders, and $302,000 in unrealized losses on securities, net of taxes. As a result of these factors, and the $20.4 million decrease in assets, our capital-to-assets ratio increased to 10.16% at September 30, 2007 compared to 9.73% at December 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

Net interest income	$ 6,733	$ 6,313	$ 420	6.7%
Non-interest income	2,412	2,303	109	4.7
Total revenue	9,145	8,616	529	6.1
Provision for loan losses	150	150	-	0.0
Non-interest expense	7,349	7,311	38	0.5
Net income	1,072	751	321	42.7

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Interest income:
Loans	$ 12,127	$ 11,206	$ 921	8.2%
Securities available-for-sale	2,015	2,187	(172)	(7.9)
Securities held-to-maturity	527	617	(90)	(14.6)
Interest-bearing deposits	28	168	(140)	(83.3)
FHLB dividends	21	-	21	100.0
Total interest income	14,718	14,178	540	3.8

Interest expense:
Deposits	4,104	3,879	225	5.8
Borrowed funds	3,881	3,986	(105)	(2.6)
Total interest expense	7,985	7,865	120	1.5
Net interest income	$ 6,733	$ 6,313	$ 420	6.7%

        Our net interest income increased $420,000, or 6.7%, to $6.7 million for the three months ended September 30, 2007 from $6.3 million for the three months ended September 30, 2006. The net interest income increase was primarily the result of a $23.8 million increase in the average balance and a 31 basis point yield increase on loans. These increases were partially offset by a decline in interest income on investments as a result of lower balances, as well as increased deposit expense.

        Interest Income. Our interest income increased $540,000, or 3.8%, to $14.7 million for the three months ended September 30, 2007 from $14.2 million for the three months ended September 30, 2006. Interest earned on loans for the three months ended September 30, 2007 and 2006 was $12.1 million and $11.2 million, respectively. The average yield on total loans was 7.53% for the three months ended September 30, 2007 compared to 7.22% for the same period in 2006 reflecting higher market rates for loans. The average balance of total loans also increased by $23.9 million to $642.9 million for the three months ended September 30, 2007 from $619.0 million for the same period in 2006. A significant portion of the loan portfolio consists of fixed-rate real estate secured loans which do not re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and


commercial/business loans, however, generally re-price when short-term interest rates change. The increase in yield on these loan products, combined with an increase in the average balance of loans, were the primary contributors to the increased interest income on loans. A $212,000 increase in loan prepayment penalties for the three months ended September 30, 2007 compared to the same period in 2006 also contributed to the increased interest income on loans for the quarter ended September 30, 2007.

        Interest income on investment securities (including mortgage-backed securities) decreased $262,000, or 9.3%, to $2.5 million for the three months ended September 30, 2007 from $2.8 million for the three months ended September 30, 2006 as a result of a lower average balance, partially offset by a higher yield earned. The average balances of investment securities for the three months ended September 30, 2007 and 2006 were $188.2 million and $212.2 million, respectively. The average yield on investment securities increased to 5.41% for the three months ended September 30, 2007 from 5.28% for the three months ended September 30, 2006, primarily as a result of adjustable-rate trust preferred securities repricing upward in connection with higher short-term interest rates and principal repayments of lower coupon mortgage-backed securities.

        Interest Expense. Our interest expense increased $120,000, or 1.5%, to $8.0 million for the three months ended September 30, 2007 from $7.9 million for the three months ended September 30, 2006.

        Interest expense on deposits increased $225,000, or 5.8%, to $4.1 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006. The average cost of interest-bearing deposits increased 14 basis points to 3.81% for the three months ended September 30, 2007 from 3.67% for the three months ended September 30, 2006. This increase in deposit costs for the three months ended September 30, 2007 was primarily a result of an average balance increase of $19.5 million in higher rate money market accounts, partially offset by an $11.6 million decrease in the average balance of even higher rate certificates of deposits. In addition, interest expense increased as a result of enhanced local competition and higher short-term market interest rates required to attract and retain customer deposits.

       Interest expense on borrowed funds decreased $105,000, or 2.6%, to $3.9 million for the three months ended September 30, 2007 from $4.0 million for the three months ended September 30, 2006. The primary reason for the decrease was a $22.4 million decrease in the average balance of borrowed funds to $336.1 million for the three months ended September 30, 2007 compared to $358.5 million for the same period in 2006. Partially offsetting the decrease in the average balance of borrowed funds was a 17 basis point increase in the cost of borrowed funds to 4.58% for the three months ended September 30, 2007 from 4.41% for the same period in 2006 as a result of higher short-term interest rates.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At or For the
	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Allowance at beginning of period	$ 8,235	$ 8,410	$ (175)	(2.1)%
Provision for loan losses	150	150	-	0.0
Recoveries	55	82	(27)	(32.9)
Charge-offs	(298)	(228)	(70)	30.7
Allowance at end of period	$ 8,142	$ 8,414	$ (272)	(3.2)%

        Our provision for loan losses was unchanged at $150,000 for the three month periods ended September 30, 2007 and 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses decreased slightly to $8.1 million at September 30, 2007 compared to $8.3 million at December 31, 2006. The allowance for loan losses as a percent of total loans at September 30, 2007 was 1.29% compared to 1.30% at December 31, 2006 and 1.34% at September 30, 2006. The decrease in the allowance ratio over the last year was deemed appropriate because of the reduced risk in the portfolio attributable to the growth in real estate secured loans, which have historically experienced a very low level of losses; a decreased balance of auto loans, which have historically experienced higher losses; and improved overall credit quality of the loan portfolio.

        Management believes our allowance for loan losses as of September 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely affect our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine


examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Deposit service fees	$ 906	$ 932	$ (26)	(2.8)%
Loan service fees	381	308	73	23.7
Insurance service fees	552	545	7	1.3
Investment service fees	189	179	10	5.6
Real estate lease income	298	277	21	7.6
Gain on sale of loans, net	60	23	37	160.9
Other operating income	26	39	(13)	(33.3)
Total non-interest income	$ 2,412	$ 2,303	$ 109	4.7%

        Our non-interest income for the three months ended September 30, 2007 increased $109,000, or 4.7%, to $2.4 million from $2.3 million for the three months ended September 30, 2006. This increase was primarily a result of increases in three categories. Loan service fees increased $73,000 primarily in connection with a $56,000 increase in loan modification fees. Gain on sale of loans experienced a net increase of $37,000 as a result of our decision to recognize a mortgage servicing asset from loans sold during the quarter rather than the semi-annual frequency used in prior years. In addition, real estate lease income increased $21,000 as a result of a $29,000 lease termination fee from an early departure of a tenant in our downtown Tacoma corporate office building. All other categories of non-interest income reflected an aggregate net increase of $22,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Compensation and benefits	$4,237	$3,935	$ 302	7.7%
Office operations	1,006	1,385	(379)	(27.4)
Occupancy	649	666	(17)	(2.6)
Loan servicing	130	125	5	4.0
Outside and professional services	250	291	(41)	(14.1)
Marketing	278	276	2	0.7
Other operating expenses	799	633	166	26.2
Total non-interest expense	$7,349	$7,311	$ 38	0.5%

        Our non-interest expense was essentially unchanged at $7.3 million for the three months ended September 30, 2007 and September 30, 2006, respectively.

        Compensation and benefits increased $302,000, or 7.7%, to $4.2 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006. The increase was primarily attributable to a $302,000 increase in the accrual of annual performance awards expected to be paid out to employees in the first quarter of 2008. Additionally, other operating expenses increased $166,000, or 26.2%, to $799,000 from $633,000 for the same period a year earlier. This increase included a $74,000 increase for deposit insurance premiums imposed by the Federal Deposit Insurance Corporation ("FDIC"), a $59,000 increase in operational losses, and a $31,000 increase in business and occupation tax ("B&O") as a result of increased revenue. The increase in operational losses includes such items as check and debit card losses, fraud, and other operating losses. The remaining other operating expense increases were spread throughout various expense categories. Partially offsetting these increases was office operations expense, which decreased $379,000, or 27.4%, to $1.0 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006. The decrease was primarily attributable to a $449,000 reduction in depreciation expense as a significant portion of our software and computer equipment became fully depreciated during the fourth quarter of 2006. All other non-interest expenses decreased by an aggregate net amount of $51,000 for the three months ended September 30, 2007 compared to the same period in 2006.

        Average Balances, Interest and Average Yield/Costs. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning


assets and interest expense on average interest-bearing liabilities, resultant yields and costs, net interest income, interest rate spread, and net interest margin. Average balances have been calculated using the average of daily balances during the period (amounts in thousands).

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 642,857	7.53%	$ 619,012	7.22%	$ 23,845	3.9%
Mortgage-backed securities	55,863	4.40	69,166	4.21	(13,303)	(19.2)
Investment securities	132,303	5.83	143,011	5.80	(10,708)	(7.5)
FHLB stock	13,712	0.60	13,712	-	-	0.0
Interest-bearing deposits in other banks	2,159	5.21	12,338	5.33	(10,179)	(82.5)
Total interest-earning assets	846,894	6.94	857,239	6.60	(10,345)	(1.2)

Non-interest-earning assets	50,745		50,190		555	1.1

Total assets	$ 897,639		$ 907,429		$ (9,790)	(1.1)%

Interest-bearing liabilities:
Savings accounts	$ 31,692	0.26	$ 34,202	0.26	$ (2,510)	(7.3)%
Interest-bearing checking accounts	42,907	1.41	41,122	2.02	1,785	4.3
Money market deposit accounts	122,829	3.71	103,379	3.59	19,450	18.8
Certificates of deposit	229,497	4.87	241,120	4.51	(11,623)	(4.8)
Total deposits	426,925	3.81	419,823	3.67	7,102	1.7

Borrowed funds	336,149	4.58	358,521	4.41	(22,372)	(6.2)

Total interest-bearing liabilities	763,074	4.15	778,344	4.01	(15,270)	(2.0)

Non-interest-bearing liabilities:
Non-interest bearing checking	32,880		29,012		3,868	13.3
Other	12,012		13,927		(1,915)	(13.8)
Total non-interest bearing liabilities	44,892		42,939		1,953	4.5

Total liabilities	807,966		821,283		(13,317)	(1.6)

Equity	89,673		86,146		3,527	4.1

Total liabilities and equity	$ 897,639		$ 907,429		$ (9,790)	(1.1)%

Net interest income	$ 6,733		$ 6,313		$ 420	6.7%
Interest rate spread (1)		2.79%		2.59%
Net interest margin (2)	3.20%		2.96%

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(2) Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.


Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

        The following table sets forth certain information concerning the Company's results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

Net interest income	$ 19,538	$ 18,809	$ 729	3.9%
Non-interest income	6,998	6,545	453	6.9
Total revenue	26,536	25,354	1,182	4.7
Provision for loan losses	450	450	-	-
Non-interest expense	21,560	21,695	(135)	(0.6)
Net income	2,944	2,086	858	41.1

        Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Interest income:
Loans	$ 35,371	$ 31,613	$ 3,758	11.9%
Securities available-for-sale	6,099	6,117	(18)	(0.3)
Securities held-to-maturity	1,638	2,082	(444)	(21.3)
Interest-bearing deposits	108	284	(176)	(62.0)
FHLB dividends	55	-	55	100.0
Total interest income	43,271	40,096	3,175	7.9

Interest expense:
Deposits	12,268	10,155	2,113	20.8
Borrowed funds	11,465	11,132	333	3.0
Total interest expense	23,733	21,287	2,446	11.5
Net interest income	$ 19,538	$ 18,809	$ 729	3.9%

        Our net interest income increased $729,000, or 3.9%, to $19.5 million for the nine months ended September 30, 2007 from $18.8 million for the nine months ended September 30, 2006. The increase in net interest income was primarily the result of a $2.3 million average balance increase and a 48 basis point yield increase on interest-earning assets.

        Interest Income. Our interest income increased $3.2 million, or 7.9%, to $43.3 million for the nine months ended September 30, 2007 from $40.1 million for the nine months ended September 30, 2006. Interest earned on loans for the nine months ended September 30, 2007 and 2006 was $35.4 million and $31.6 million, respectively. The average yield on total loans was 7.35% for the nine months ended September 30, 2007 compared to 6.99% for the same period in 2006 reflecting an increase in market interest rates for loans. The average balance of total loans also increased by $38.6 million to $642.8 million for the nine months ended September 30, 2007 from $604.2 million for the same period in 2006. A significant portion of the loan portfolio consists of fixed-rate real estate secured loans which do not re-price when interest rates change. Construction loans, home equity lines of credit, credit card loans, and our commercial/business loans, however, generally re-price when short-term interest rates change. The increase in yield on these loan products, combined with an increase in the average balance of loans, were the primary contributors to the increased interest income on loans. Adding to the increase in loan interest income was a $377,000 increase in loan prepayment penalties received during the first nine months of 2007 compared to the same period in 2006.

        Interest income on investment securities (including mortgage-backed securities) decreased $462,000, or 5.6%, to $7.7 million for the nine months ended September 30, 2007 from $8.2 million for the nine months ended September 30, 2006 as a result of a lower average balance, partially offset by higher yields earned. The average balances of investment securities for the nine months ended September 30, 2007 and 2006 were $192.6 million and $224.0 million, respectively. The average yield on investment securities increased to 5.36% for the nine months ended September 30, 2007 from 4.88% for the nine months ended September 30, 2006, primarily as a result of adjustable-rate trust preferred securities repricing upward in connection with increases in short-term interest rates and the principal reduction of lower yielding mortgage-backed securities.


        Interest Expense. Our interest expense increased $2.4 million, or 11.5%, to $23.7 million for the nine months ended September 30, 2007 from $21.3 million for the nine months ended September 30, 2006. In addition to an increase in the average balances of our deposits, rising market rates, and enhanced competition caused our deposit and borrowing costs to increase.

        Interest expense on deposits increased $2.1 million, or 20.8%, to $12.3 million for the nine months ended September 30, 2007 from $10.2 million for the nine months ended September 30, 2006. The average cost of deposits increased 55 basis points to 3.84% for the nine months ended September 30, 2007 from 3.29% for the nine months ended September 30, 2006. This increase in deposit costs for the nine months ended September 30, 2007 was primarily a result of average balance increases of $29.9 million in higher rate money market accounts, partially offset by a $14.8 million decrease in the average balance of even higher rate certificates of deposits. In addition, interest expense was higher as a result of enhanced local competition and higher short-term market interest rates required to attract and retain customer deposits.

        Interest expense on borrowed funds increased $333,000, or 3.0%, to $11.5 million for the nine months ended September 30, 2007 from $11.1 million for the nine months ended September 30, 2006, despite a $17.7 million decrease in the average balance of borrowed funds. The average balance of borrowed funds was $341.2 million for the nine months ended September 30, 2007, compared to $358.9 million for the same period in 2006. The primary reason for the increase was a 34 basis point increase in the cost of borrowed funds to 4.49% for the nine months ended September 30, 2007 from 4.15% for the same period in 2006 as a result of higher short-term interest rates.

        Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At or For the
	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Allowance at beginning of period	$ 8,283	$ 8,597	$ (314)	(3.7)%
Provision for loan losses	450	450	-	0.0
Recoveries	191	171	20	11.7
Charge-offs	(782)	(804)	22	(2.7)
Allowance at end of period	$ 8,142	$ 8,414	$ (272)	(3.2)%

        Our provision for loan losses was unchanged at $450,000 for the nine month periods ended September 30, 2007 and 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. Net charge-offs (charge-offs less recoveries) were $591,000 and $633,000 for the nine months ended September 30, 2007 and 2006, respectively. The growth of our real estate loan portfolio, which has historically lower loan losses, and the reduction of our indirect auto loan portfolio, which has historically higher loan losses, have improved the quality of our total loan portfolio.

        Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Deposit service fees	$ 2,611	$ 2,633	$ (22)	(0.8)%
Loan service fees	1,019	858	161	18.8
Insurance service fees	1,717	1,579	138	8.7
Investment service fees	446	463	(17)	(3.7)
Real estate lease income	863	841	22	2.6
Gain on sale of loans, net	262	75	187	249.3
Other operating income	80	96	(16)	(16.7)
Total non-interest income	$ 6,998	$ 6,545	$ 453	6.9%

        Our non-interest income for the nine months ended September 30, 2007 increased $453,000, or 6.9%, to $7.0 million from $6.5 million for the nine months ended September 30, 2006. This increase was primarily a result of a $187,000 increase in net gains on the sale of loans, a $161,000 increase in loan service fees, and a $138,000 increase in property and casualty insurance service fees. The increase in gains on the sale of loans of $187,000 was attributable to an increase in the number of single-family mortgages sold, including the recognition of the associated mortgage servicing assets totaling $144,000, during the first nine months of 2007. Additionally, the increase in insurance service fees was primarily the result of increased policy sales and renewals for the first nine


months of 2007 compared to the same period in 2006, and the increase in loan service fees was the result of the increase in the size of the loan portfolio and a $137,000 increase of loan modification fees received. All other categories of non-interest income reflected an aggregate net decrease of $33,000.

        Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006
Compensation and benefits	$ 12,298	$ 11,999	$ 299	2.5%
Office operations	2,948	3,991	(1,043)	(26.1)
Occupancy	1,908	1,941	(33)	(1.7)
Loan servicing	369	386	(17)	(4.4)
Outside and professional services	940	947	(7)	(0.7)
Marketing	810	727	83	11.4
Other operating expenses	2,287	1,704	583	34.2
Total non-interest expense	$ 21,560	$ 21,695	$ (135)	(0.6)%

    Our non-interest expense decreased $135,000, or 0.6%, to $21.6 for the nine months ended September 30, 2007 from $21.7 million for the nine months ended September 30, 2006. The decrease was primarily attributable to lower office operations expense of $1.0 million partially offset by a $583,000 increase in other operating expenses and a $299,000 increase in compensation and benefits.

    Office operations expense decreased $1.0 million, or 26.1%, to $3.0 million for the nine months ended September 30, 2007 from $4.0 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a $1.1 million reduction in depreciation expense as a significant portion of our software and computer equipment became fully depreciated during the fourth quarter of 2006. Partially offsetting this decrease was other operating expenses, which increased $583,000, or 34.2%, to $2.3 million from $1.7 million and compensation and benefits, which increased $299,000, or 2.5%, to $12.3 million from $12.0 million for the same period. The increase in other operating expenses included a $197,000 increase for FDIC deposit insurance premiums, operational losses, which increased $118,000 as a result of check and debit card losses, fraud, and other operating losses, a $104,000 increase in B&O taxes related to increased revenue for the first nine months of 2007, and a $91,000 increase in FDIC regulatory examination expense. The increase in compensation and benefits expense is primarily attributable to costs related to additional staffing. The remaining increase in other operating expense was spread throughout various expense categories. All other non-interest expenses increased by an aggregate net amount of $26,000 for the nine months ended September 30, 2007 compared to the same period in 2006.

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

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 642,787	7.35%	$ 604,188	6.99%	$ 38,599	6.4%
Mortgage-backed securities	59,166	4.35	73,133	4.15	(13,967)	(19.1)
Investment securities	133,415	5.80	150,850	5.23	(17,435)	(11.6)
FHLB stock	13,712	0.53	13,712	-	-	0.0
Interest-bearing deposits in other banks	2,784	5.13	7,632	4.90	(4,848)	(63.5)
Total interest-earning assets	851,864	6.78	849,515	6.30	2,349	0.3

Non-interest-earning assets	50,069		48,474		1,595	3.3

Total assets	$ 901,933		$ 897,989		$ 3,944	0.4%

Interest-bearing liabilities:
Savings accounts	$ 32,176	0.27	$35,738	0.26	$ (3,562)	(10.0)%
Interest-bearing checking accounts	42,158	1.68	39,050	1.91	3,108	8.0
Money market deposit accounts	123,129	3.73	93,264	2.95	29,865	32.0
Certificates of deposit	229,224	4.79	243,998	4.08	(14,774)	(6.1)
Total deposits	426,687	3.84	412,050	3.29	14,637	3.6

Borrowed funds	341,242	4.49	358,942	4.15	(17,700)	(4.9)

Total interest-bearing liabilities	767,929	4.13	770,992	3.69	(3,063)	(0.4)

Non-interest-bearing liabilities:
Non-interest bearing checking	33,527		29,267		4,260	14.6
Other	11,291		12,333		(1,042)	(8.4)
Total non-interest bearing liabilities	44,818		41,600		3,218	7.7

Total liabilities	812,747		812,592		155	0.0

Equity	89,186		85,397		3,789	4.4

Total liabilities and equity	$ 901,933		$ 897,989		$ 3,944	0.4%

Net interest income	$ 19,538		$ 18,809		$ 729	3.9%
Interest rate spread (1)		2.65%		2.61%
Net interest margin (2)	3.06%		2.95%

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

        At September 30, 2007, we were in compliance with the collateral requirements of all of our borrowed funds arrangements. We maintained a credit facility with the FHLB equal to 50% of the Bank's total assets, subject to available collateral. At September 30, 2007, we had an available amount on this line of $51.3 million. The Bank also maintains a $100.0 million credit line with Fortis Securities, LLC as an additional source of liquidity collateralized by specified investment securities. There were no outstanding balances on this credit line at September 30, 2007. During the quarter ended September 30, 2007, Fortis Securities, LLC changed their collateral requirements in response to changing credit market conditions. Since we only pledge available-for-sale securities, the change of the collateral requirements will have minimal impact on our liquidity position because we can also sell the securities to increase cash flows. In addition, we held readily saleable loans for liquidity purposes.

        Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments. At September 30, 2007, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $224.5 million, or 48.7%, of total deposits, including $51.0 million of brokered deposits, which are scheduled to mature and be renewed through March 31, 2008. We have used brokered deposits and borrowed funds to supplement retail deposit funding. Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

        Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. As of September 30, 2007, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all minimum capital requirements. Total equity at the Bank was $87.2 million at September 30, 2007, or 9.91% of total assets on that date. Our regulatory capital ratios at September 30, 2007, were as follows: Tier I leverage of 9.57%; Tier I risk-based capital of 11.68%; and total risk-based capital of 12.79%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        One of our primary financial objectives is to generate ongoing profitability. The largest contributor to our profitability is net interest income. Net interest income is the difference between the income we receive on loans and investments and the expenses we incur on deposits and borrowed funds. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that the Bank holds, as well as the associated yields and costs.

        The asset liability management policy and the committee guide us in managing the Bank's market risk. A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

        Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet. At September 30, 2007, there were no material changes in the Bank's market risk from the information provided in the Company's Form 10-K which was filed with the SEC on March 14, 2007.

        At September 30, 2007, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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


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

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2007, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A - Risk Factors

        There have been no material changes in the risk factors previously disclosed in the Company's 2006 Form 10-K.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock is traded on the NASDAQ Global Market under the symbol "RPFG". As of September 30, 2007, there were 6,516,870 shares of common stock issued, including 407,237 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 115,108 restricted shares granted under the MRP that have not yet vested. During the quarter ended September 30, 2007, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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


        The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2007 - July 31, 2007	50,000	$17.07	50,000	163,920
August 1, 2007 - August 31, 2007	-	-	-	163,920
September 1, 2007 - September 30, 2007	-	-	-	163,920

Total	50,000	$17.07	50,000

(1)	On February 22, 2006, we announced our intention to purchase 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock. On February 21, 2007, we announced a 12-month extension of this repurchase program. At September 30, 2007, there were 163,920 shares remaining to be purchased under this repurchase program.

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

                                                                                                                                Rainier Pacific Financial Group, Inc.

October 31, 2007                                                                                                  /s/John A. Hall
                                                                                                                                John A. Hall
                                                                                                                                President and Chief Executive Officer
                                                                                                                                (Principal Executive Officer)

October 31, 2007                                                                                                  /s/Joel G. Edwards
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

Date: October 31, 2007                                                                          /s/John A. Hall
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

Date: October 31, 2007                                                                            /s/Joel G. Edwards
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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Rainier Pacific Financial Group, Inc. ("the Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 ("Report"), that:

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

Dated: October 31, 2007
