Form 10-K
period 2007-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2008-03-12
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1498 Pacific Avenue, Suite 400, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

           Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES         NO    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    YES        NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X    NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer ____	Smaller reporting company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2007 was $98,724,388 (5,706,612 shares at $17.30 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders  (Part III).

RAINIER PACIFIC FINANCIAL GROUP, INC.
2007 ANNUAL REPORT ON FORM 10-K

Available Information

The Company posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.rainierpac.com.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").  All of the Company’s SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

(ii)

PART I

Item 1.  Business

General

Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a mutual to a stock savings bank ("Conversion").  The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company.   At December 31, 2007, we had total assets of $878.9 million, total deposits of $461.5 million and total shareholders' equity of $86.8 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

The Bank is a well-established financial institution with a 75 year history of meeting the financial needs of its customers, who are primarily located in our local markets of Tacoma-Pierce County and the City of Federal Way in Washington State.  We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowners' insurance, financial planning, and non-federally insured mutual fund and investment services through two operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.  We also provide deposit and loan services to small businesses, and local builders of single-family residential homes in our local community.  Our customers’ deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits.  Our primary regulators are the Washington State Department of Financial Institutions and the FDIC.

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

On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank.  The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, real estate construction and land loans, and the ability to more broadly offer small business banking services.  In addition, this savings bank charter enabled the expansion of our property and casualty insurance services beyond that available under our credit union charter.

On October 20, 2003, we completed our conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank.  In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation, a private foundation focused on supporting educational, healthcare, and community development services in our local markets.  Since the completion of our conversion through December 31, 2007, the Company has repurchased 2,304,107 shares of its common stock.

    As of December 31, 2007, the Company and the Bank operated a retail network of 14 branches throughout the Tacoma-Pierce County market and the City of Federal Way, with its corporate office located in the central business district of downtown Tacoma.

Market Area

We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way.  Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 772,000 residents, a median household income of approximately $53,500 and an average household income of $66,100.  The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 81,000, a median household income of approximately $52,000, and an average household income of $64,500.

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

 Since 2003, the local economy has experienced a sustained recovery and has been relatively strong compared to the rest of the nation.  The Pierce County unemployment rate, which was among the highest in the country in 2003 at 6.9%, declined to 4.8% in 2007.

The local economy is expected to continue to benefit by the strength of the global economy as import/export activity continues to expand, and as growth in the high technology and health care sectors accelerate.  The ports of Tacoma and Seattle are among the fastest growing ports with capacity for future growth on the west coast of the United States in terms of container volume. The presence of Fort Lewis Army Base and McChord Air Force Base, with planned expansion of their facilities and expected growth in the number of civilians and military employees, also provides additional stability for our local economy.  Population growth has averaged 2.2% per year during the past decade supporting the housing market.  Residential housing values were stable in the Pierce County market, with a median home price of $275,000 in December 2007, which were relatively unchanged on an annual basis.  Home sales, however, slowed appreciably in 2007 and were 27% lower compared to 2006.  Apartment vacancies remained low as rates were below 5% for the Puget Sound region, with vacancies for office properties at 7.3% at year-end 2007.

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

The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur.  As a local community-based financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way.  As of December 31, 2007, our retail network consisted of 11 branches in Pierce County

and three branches in the City of Federal Way.   Our branch office hours are 9:00 a.m. to 5:30 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 3:00 p.m. on Saturdays.

    The core components of the "clicks" element of our delivery channel strategy are internet banking and automated teller machines, along with automatic payment vehicles and debit and credit card services.  We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances and statements, make funds transfers, apply for a mortgage or consumer loan, and even pay bills.  To accommodate 24 hour, seven day a week availability to cash, we provide automated teller machines at each of our 14 full-service branch offices and an additional eight stand-alone automated teller machines throughout Pierce County.

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

Lending Activities

General.  We focus our lending activities primarily on generating five or more family residential (“multi-family”) and commercial real estate loans, real estate construction and land loans, loans secured by owner occupied one- to four-family residences, consumer loans and commercial loans for small businesses. We offer a wide variety of secured and unsecured consumer loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans, VISA lines of credit, and home equity loans and lines of credit.  We focus on originating multi-family and commercial real estate loans on properties located primarily in the Puget Sound region of Western Washington.  In September 2002, we began offering real estate construction and land loans on single-family residential properties to consumers and local builders.  In January 2005, we introduced small business banking services, originating a blend of unsecured and secured lines/loans and owner-occupied real estate loans.  As of December 31, 2007, the loan portfolio totaled $637.0 million and represented 72.5% of our total assets.  As of December 31, 2007, the loan portfolio was comprised of 33.4% commercial real estate loans, 23.4% multi-family real estate loans, 15.2% consumer loans (including our VISA credit card portfolio and home equity loans), 12.4% real estate construction and land loans, 12.1% one- to four-family home loans, and 3.6% commercial business loans.

Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15% of the Bank's capital.  As of December 31, 2007, the policy limit amounted to $12.9 million.  The loans outstanding to our five largest borrowing relationships as of December 31, 2007 were comprised of multi-family, commercial real estate, and real estate construction and land loans.  The largest single borrower relationship is for $12.1 million, comprised of ten loans which are made to limited liability companies for multi-family properties located in King and Pierce counties.  The second largest borrower relationship involved a construction company representing four loans totaling $11.8 million, secured primarily by properties located in Pierce County.  The third largest borrower relationship totaling $10.7 million involves two loans to limited liability companies secured by real estate land development and multi-family properties located in King County.  The fourth largest borrower relationship totals $10.6 million and involves four loans to four separate limited liability companies.  One of these loans is secured by an office building, and the other three loans are for residential construction and land acquisition and development projects.  The fifth largest borrower is a limited liability company with aggregate loans of $9.6 million, comprised of one loan for a multi-family property located in King County.  All of the loans mentioned above have personal guarantees in place as an additional source of repayment, including those made to partnerships and corporations.  All of the properties securing the loans discussed above were in the Puget Sound region and were performing according to their terms as of December 31, 2007.

Lending authorities are established under the guidelines provided by the Board of Directors.  The President/CEO, or his designee, establishes individual loan authorities and limits.  In some instances, two or more individuals combined can approve a higher loan amount than their individual loan limits.  Loan authorities are categorized by various loan types, such as: (1) consumer, (2) residential real estate mortgages, (3) multi-family and commercial real estate, (4) real estate construction and land loans, and (5) commercial and industrial loans.  Loans in excess of the individual or combined lending limits, generally in excess of $750,000 aggregate, are approved by the Management Loan Committee, which consists of the President/CEO, Senior Vice President, Vice President/Chief Lending Officer, Vice President Business Banking, and the Real Estate Loan Manager.  Loans in excess of $5.0 million, individual or aggregate, are approved by the Loan and Investment Committee, comprised of members of the Board of Directors.

Subject to market conditions, we plan to continue to concentrate on originating multi-family and commercial real estate loans and real estate construction and land loans within the Puget Sound region in Washington State.  We  will also continue to pursue the expansion of our small business lending activities which involve greater risks of default and delinquency than other types of lending that we have historically engaged in.

Loan Portfolio Analysis.  The following table sets forth the composition of Rainier Pacific Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real estate:
One- to four-family residential	$76,882	12.07%	$81,542	12.76%	$84,903	14.56%	$97,455	19.39%	$126,183	28.19%
Five or more family residential	149,080	23.40	163,060	25.50	158,997	27.28	126,199	25.10	87,068	19.45
Non-residential commercial	212,901	33.42	195,854	30.63	166,242	28.52	143,297	28.50	94,879	21.20
Total real estate	438,863	68.89	440,456	68.89	410,142	70.36	366,951	72.99	308,130	68.84

Real estate construction and land:
One- to four-family residential	73,114	11.48	75,508	11.81	53,247	9.13	15,583	3.10	8,364	1.87
Five or more family residential	1,839	0.29	4,180	0.65	4,859	0.84	--	--	--	--
Non-residential commercial	3,827	0.60	--	--	2,795	0.48	600	0.12	--	--
Total real estate construction and land	78,780	12.37	79,688	12.46	60,901	10.45	16,183	3.22	8,364	1.87

Consumer:
Automobile	20,798	3.27	31,888	4.99	39,429	6.77	52,567	10.46	59,779	13.36
Home equity	45,293	7.11	42,718	6.68	31,948	5.48	29,945	5.96	31,545	7.05
Credit cards	23,172	3.64	23,327	3.65	22,054	3.78	22,447	4.47	22,834	5.10
Other	7,411	1.16	8,179	1.28	9,196	1.58	11,802	2.34	15,735	3.52
Total consumer	96,674	15.18	106,112	16.60	102,627	17.61	116,761	23.23	129,893	29.03

Commercial business	22,683	3.56	13,122	2.05	9,224	1.58	2,824	0.56	1,170	0.26

Total loans	637,000	100.00%	639,378	100.00%	582,894	100.00%	502,719	100.00%	447,557	100.00%

Allowance for loans losses	(8,079)		(8,283)		(8,597)		(8,981)		(8,237)

Loans, net	$628,921		$631,095		$574,297		$493,738		$439,320

The following table shows the composition of Rainier Pacific Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$70,015	10.99%	$72,336	11.31%	$74,558	12.79%	$83,742	16.65%	$114,227	25.52%
Five or more family residential	26,318	4.13	27,176	4.25	30,147	5.17	32,190	6.40	30,603	6.84
Non-residential commercial	113,730	17.85	109,084	17.06	88,566	15.20	87,291	17.50	81,357	18.18
Total real estate	210,063	32.98	208,596	32.62	193,271	33.16	203,223	40.55	226,187	50.54

Real estate construction and land:
One- to four-family residential	2,116	0.33	--	--	1,698	0.29	605	0.12	167	0.04
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction and land	2,116	0.33	--	--	1,698	0.29	605	0.12	167	0.04

Consumer:
Automobile	20,798	3.26	31,888	4.99	39,429	6.76	52,567	10.45	59,779	13.35
Home equity	25,470	4.00	27,507	4.30	20,252	3.47	20,942	3.95	21,680	4.84
Credit cards	882	0.14	806	0.13	617	0.11	435	0.08	745	0.17
Other	2,587	0.41	3,273	0.51	2,308	0.40	3,944	0.78	7,230	1.62
Total consumer	49,737	7.81	63,474	9.93	62,606	10.74	77,888	15.26	89,434	19.98

Commercial business	9,713	1.52	3,601	0.56	1,902	0.33	81	0.02	--	--

Total fixed-rate loans	271,629	42.63	275,671	43.11	259,477	44.52	281,797	55.95	315,788	70.56

(table continues on following page)

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	6,867	1.08	9,206	1.44	10,345	1.77	13,713	2.73	11,956	2.67
Five or more family residential	122,762	19.27	135,884	21.26	128,850	22.12	94,009	18.69	56,465	12.62
Non-residential commercial	99,171	15.57	86,770	13.57	77,676	13.31	56,006	11.27	13,522	3.02
Total real estate	228,800	35.92	231,860	36.27	216,871	37.20	163,728	32.69	81,943	18.31

Real estate construction and land:
One- to four-family residential	71,012	11.15	75,508	11.81	51,549	8.84	15,578	3.10	8,197	1.83
Five or more family residential	1,835	0.29	4,180	0.65	4,859	0.83	--	--	--	--
Non-residential commercial	3,817	0.60	--	--	2,795	0.48	--	--	--	--
Total real estate construction and land	76,664	12.04	79,688	12.46	59,203	10.15	15,578	3.10	8,197	1.83

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	19,823	3.11	15,211	2.38	11,696	2.01	9,003	1.77	9,865	2.20
Credit cards	22,290	3.50	22,521	3.52	21,437	3.68	22,012	4.38	22,089	4.94
Other	4,824	0.76	4,906	0.77	6,888	1.18	7,858	1.56	8,505	1.90
Total consumer	46,937	7.37	42,638	6.67	40,021	6.87	38,873	7.71	40,459	9.04

Commercial business	12,970	2.04	9,521	1.49	7,322	1.26	2,743	0.55	1,170	0.26

Total adjustable-rate loans	365,371	57.37	363,707	56.89	323,417	55.48	220,922	44.05	131,769	29.44

Total loans	637,000	100.00%	639,378	100.00%	582,894	100.00%	502,719	100.00%	447,557	100.00%

Allowance for loans losses	(8,079)		(8,283)		(8,597)		(8,981)		(8,237)

Loans, net	$628,921		$631,095		$574,297		$493,738		$439,320

Residential One- to Four-Family Lending.  As of December 31, 2007, $76.9 million, or 12.1% of our total loan portfolio consisted of loans secured by one- to four-family residences.

Our residential first mortgages are generally originated in accordance with guidelines established by Freddie Mac and Fannie Mae, except in certain circumstances such as our community development loans to low or moderate income borrowers.  All of our one- to four-family residential mortgage loans, whether fixed or adjustable, require both monthly principal and interest payments and have no prepayment penalties.  We have not originated or have in our loan portfolio any option ARMs, subprime, or single-family mortgage loans with more than a 30-year final maturity term.

Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home, and most of these customers prefer fixed rather than adjustable rate loans. We originated $32.1 million of fixed-rate one- to four-family residential loans and did not originate any adjustable rate one-to-four family residential loans during fiscal 2007.   Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets.  As of December 31, 2007, $70.0 million, or 91.1%, of our one- to four-family residential mortgage loan portfolio was comprised of fixed-rate loans.

 As of December 31, 2007, we had $6.9 million, or 8.9% of our one- to four-family loans in adjustable-rate mortgages.  The adjustable-rate mortgage products generally are underwritten to be saleable in the secondary market.  The adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years.  Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the initial interest rate.  At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%.  Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a fixed-rate seven-year program in November 2003 on owner-occupied one- to four-family residential properties.  These loans are an attractive alternative to borrowers with lower loan amount needs and a greater level of equity in their homes. These loans are written consistent with secondary market standards and have an average loan balance of $43,580 with an average loan-to-value ratio of less than 25%.  As of December 31, 2007, we had $9.4 million, or 12.2% of the fixed one- to four-family residential loan portfolio in seven- and ten-year mortgage products.  We also offer special community development loans to low to moderate income borrowers at a loan-to-value ratio of up to 100%.  As of December 31, 2007, we had $4.4 million in special community development loans in our residential loan portfolio.  All loans under these special loan programs were performing in accordance with their terms as of December 31, 2007.

We originate a limited number of jumbo fixed- and adjustable-rate single-family loans that we retain for our portfolio.  Jumbo loans have balances that are greater than $417,000.  The jumbo loan portfolio, comprised of seven loans, totaled $4.3 million as of December 31, 2007.  The loans in this portfolio have been generally priced at rates of 0.25% to 0.75% higher than the standard secondary market rates on conventional loans.  As of December 31, 2007, all loans in the jumbo loan portfolio were performing in accordance with their terms.

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

Multi-Family and Commercial Real Estate Lending.  We have originated multi-family and commercial real estate loans since November 1995.  Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan.  As of December 31, 2007, $362.0 million, or 56.8% of our total loan portfolio was secured by multi-family and commercial real estate property.

We actively pursue multi-family and commercial real estate loans located in the Puget Sound region of Washington State.  Commercial and multi-family real estate loans include investment or owner-occupied office and medical buildings, retail shopping centers, mini-storage facilities, warehouse facilities, and apartment buildings and complexes. Multi-family and commercial real estate loans contain a higher risk of default and loss than one- to four-family residential loans, particularly if the local economy experiences a downturn and because these loans generally are priced at a higher rate of interest than one- to four-family residential loans.  Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans.  Payments on loans secured by multi-family or commercial properties are usually dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally obtain loan guarantees from financially capable parties as determined by our review of personal financial statements.  If the borrower is a corporation, we generally  obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolios was $1.5 million as of December 31, 2007.  These loans are primarily secured by properties located in the Puget Sound region of Western Washington.  As of that date, $212.9 million, or 33.4% of our total loan portfolio was secured by commercial real estate properties while $149.1 million, or 23.4% of our total loan portfolio was secured by multi-family dwellings in our market area.  We target individual multi-family and commercial real estate loans between $500,000 and $5.0 million; however, by policy we can originate loans to one borrower up to 15% of the Bank's capital.  The largest non-residential commercial real estate loan as of December 31, 2007 was an $8.7 million loan secured by an industrial business park located in Thurston County, Washington.  The largest multi-family loan as of December 31, 2007 was a $9.6 million loan secured by a 46-unit residential apartment building located in King County, Washington.  Both of these loans were performing according to their loan terms, as were all of our multi-family and commercial real estate loans as of December 31, 2007.

We offer both fixed- and adjustable-rate loan options on multi-family and commercial real estate loans.  Loans originated on a fixed-rate basis generally are originated with final maturities up to ten years, and with amortization terms up to 30 years.  Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's advance rate for an equivalent period plus a margin ranging from 1.50% to 2.50%, depending upon the prepayment penalty option selected by the borrower.  We have established floor rates on these loans, although from time to time we may offer promotional rates below the established floor rates.  As of December 31, 2007, we had $26.3 million of fixed-rate multi-family loans and $113.7 million of fixed-rate commercial real estate loans.

Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial fixed-rate period ranging from three to five years.  Contractual annual adjustments predominantly have a 1.50% maximum annual rate increase and are generally subject to a lifetime cap rate of 13.0%.  These loans have been originated with floor rates of 5.0% to 7.75%.  Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.00% to 3.50%, with principal and interest payments fully amortizing over terms up to 30 years, and anaccompanying prepayment penalty.  As of December 31, 2007, we had $122.8 million in adjustable-rate multi-family loans and $99.2 million in adjustable-rate commercial real estate loans inclusive of owner occupied loans.  Both adjustable-rate mortgages and fixed-rate mortgages contain provisions for the assumption of the loan by another borrower, subject to our approval and a 1% assumption fee.

The maximum loan-to-value ratio for multi-family loans is generally 80% of appraised value on purchases and 75% of appraised value on refinances.  The maximum loan-to-value ratio for commercial real estate loans is generally 75% of appraised value for both purchases and refinances.  We require appraisals of all properties securing multi-family and commercial real estate loans.  Appraisals are performed by independent appraisers approved by us.  We require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property.  We also inspect the subject property at least once every two years if the loan balance exceeds $500,000.  We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

Real Estate Construction and Land Loans.  As of December 31, 2007, real estate construction and land loans represented $78.8 million, or 12.4% of our total loan portfolio.  We began originating real estate construction and land loans in September 2002 and have focused our efforts primarily in the Pierce, Thurston, and King County market areas with custom residential construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans.  The custom residential construction all-in-one loans are priced in accordance with the terms and conditions available in the secondary market for this product and are underwritten to be saleable in the secondary market upon completion of the home.  Other construction loan programs will be originated with terms up to 18 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.50% to 1.75%, with a loan-to-value ratio that is generally no more than 80% of the appraised value of the property at completion.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing.  During the construction phase, which typically lasts for six months, our construction loan officers or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in eight draws during the construction period.  Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase.  Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser.

During the year ended December 31, 2007, we originated $85.8 million of short-term land development, lot inventory, and construction loans to 22 experienced local builders and developers to fund the construction of primarily one- to four-family residential properties primarily for homes within the price range of $200,000 to $600,000.  Most loans are written with maturities of 12 to 24 months, have interest rates that are tied to the prime rate plus a margin, and are subject to rate adjustment with the movement of the prime rate.  All builder/borrowers are underwritten to pre-established standards that include established cash reserves to carry projects through completion and sale of the project.  The maximum loan-to-value ratio on both pre-sold and speculative projects is generally 80% or less.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  Although there were no default or foreclosure actions involving land or construction loans during the year ended December 31, 2007 and all land and construction loans were performing according to their terms, two of our smaller builders submitted deeds in lieu of foreclosure for three completed homes and one lot in late January 2008.

At December 31, 2007, our largest construction and land development loan was a land development loan that had an outstanding principal balance of $8.9 million and was secured by a first mortgage lien.  This loan was performing according to its original terms at December 31, 2007. At December 31, 2007, the average outstanding principal balance of land development loans to contractors and developers was $2.5 million.

We also make construction loans for commercial development projects.  As of December 31, 2007, we had $5.7 million of loans outstanding for these types of projects.  These projects include multi-family, apartment, retail, office/warehouse and office buildings.  These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed.  Disbursement of funds is at our discretion and is based on the progress of construction.  The maximum loan-to-value limit applicable to these loans is 75% of the as-completed appraised value.

We originate land loans to local contractors and developers for the purpose of holding the land for future development.  As of December 31, 2007, we had $42.8 million of loans outstanding for residential land or lot projects. These loans are secured by a first lien on the property, are limited to 75% of the discounted appraised value of the land, and generally have a term of up to 24 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin.  Our land loans are generally secured by property in our primary market area.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Although construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is considered to involve a higher degree of risk.  It is more difficult to evaluate construction loans than permanent loans.  As of December 31, 2007, we had $30.3 million of loans outstanding for residential construction projects.  At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs).  Changes in the demand for new housing in the area and higher than anticipated building costs may cause actual results to vary significantly from those estimated.  Accordingly, we may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral.  Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.  Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for new housing.  The fact that homes under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans.  This may require us to advance additional funds and/or contract with another builder to complete the residence.  Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

We attempt to minimize the foregoing risks by, among other things, limiting our construction lending to properties located primarily in Pierce, Thurston or King Counties, and limiting our speculative loans to a small number of experienced local builders.  All of our land development, lot inventory, and construction loans were performing in accordance with their terms as of December 31, 2007.

New home sales slowed appreciably in our local market area and were 27% lower in 2007 compared to 2006.  The unsold inventory of newly constructed homes has increased causing many builders and developers to reduce their offering prices and also causing lot prices to decline in value as inventory of unsold homes increased to 9.5 months and 5.7 months in Pierce and Thurston Counties, respectively, as of December 31, 2007, indicating a market that favors buyers as opposed to sellers.

Consumer Lending.  Consumer loans entail greater risk than one- to four-family residential loans, particularly in the case of unsecured or loans secured by assets that decline in value over time.  Therefore, interest rates on these loans are generally higher than residential real estate loans.  In the event of default on a secured consumer loan, any repossessed collateral may not provide an adequate source of repayment of the outstanding balance as a result of the assets' decline in value over time, damage or loss.  Often, the remaining deficiency balance does not warrant further substantial collection efforts against the borrower beyond sending the account to an outside collection agency, as these borrowers often file bankruptcy once the collateral has been repossessed.  Consumer loan collections depend on the borrower's financial stability, and may be adversely impacted by job loss, divorce, personal bankruptcy, or medical issues.  Various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis.  Our installment loans are offered using a risk-based pricing model based upon the creditworthiness of the customer and the available collateral.  Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines.  Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios.  Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates.  Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate.  As of December 31, 2007, our consumer loans, including our home equity line/loan portfolio, totaled $96.7 million, or 15.2% of our total loan portfolio.

The home equity loan portfolio was the largest component of the consumer loan portfolio as of December 31, 2007 totaling $45.3 million, or 7.1% of our total loan portfolio.  These loans include both adjustable-rate lines of credit and fixed-rate loan products.  These loans are made on owner-occupied properties.  The loan-to-value ratio is generally 90% or less, when taking into account both the first and the second mortgage loans, although it can be as high as 110% in some cases.  Home equity loans generally carry fixed interest rates with a fixed payment over a term up to 15 years.  Home equity lines of credit allow for a ten year draw period, which is renewable, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus or minus a margin.

The VISA credit card portfolio was the second largest component of our consumer loan portfolio totaling $23.2 million, or 3.6% of our total loan portfolio at December 31, 2007.  We have been offering credit cards for more than 20 years and offer over 15 credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin.  Interest rates and credit limits are determined based upon product type and creditworthiness of the borrower.  We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.

As of December 31, 2007, the third largest component of the consumer portfolio was our auto loan portfolio totaling $20.8 million, or 3.3% of our total loan portfolio.  This loan portfolio is primarily comprised of loans with terms up to seven years.  We have offered indirect auto loans since 1994 and at December 31, 2007 the loans originated through our indirect dealer program were $18.6 million, or 89.5% of our total auto loan portfolio.  These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats.  The majority of these loans have been originated through approximately 25 dealers located in our market area.

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

Borrowers may be more likely to become delinquent on an automobile loan than on a residential mortgage loan secured by their primary residence.  Moreover, automobiles depreciate rapidly and in the event of default, principal loss as a percent of the loan balance depends upon several factors, such as the mileage and condition of the vehicle at the time of repossession, over which we have no control.  In 2007, we significantly curtailed our origination of indirect auto loans and implemented more stringent underwriting standards in response to increasing price competition and compression of risk-adjusted profit margins in this line of business.  As a result, new indirect auto loan originations totaled $3.0 million in 2007, compared to $10.4 million in 2006 and $10.5 million in 2005. Effective February 1, 2008, we no longer originate indirect auto loans.

Commercial Business Lending.  At December 31, 2007, we had $22.7 million, or 3.6% of our total loan portfolio in commercial business loans. Of the $22.7 million, $15.4 million is secured by equipment, receivables, or other assets, while the remaining $7.3 million is unsecured.  Prior to 2004, we provided commercial business loans only on an accommodative basis to businesses owned by our retail customers.  In 2004, we hired an experienced banking executive with 30 years of commercial banking experience to lead our business banking program, which officially commenced in March 2005. We intend to increase our commercial lending activities to take advantage of local lending opportunities in extending credit to small- and medium-sized businesses, to provide for potentially higher asset yields, and to position Rainier Pacific Bank as a full-service financial institution.

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

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real estate:
One- to four-family residential	$43	$102	$3,721	$6,207	$66,809	$76,882
Five or more family residential	6,186	1,338	5,235	49,528	86,793	149,080
Non-residential commercial	2,612	15,422	5,082	141,646	48,139	212,901
Total real estate	8,841	16,862	14,038	197,381	201,741	438,863

Real estate construction and land:
One- to four-family residential	52,142	20,972	--	--	--	73,114
Five or more family residential	1,839	--	--	--	--	1,839
Non-residential commercial	3,827	--	--	--	--	3,827
Total real estate construction and land	57,808	20,972	--	--	--	78,780

(table continued on following page)

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
Consumer:
Automobile	618	4,903	10,891	4,088	298	20,798
Home equity	19,885	534	2,105	10,145	12,624	45,293
Credit cards	23,172	--	--	--	--	23,172
Other	4,053	895	1,483	775	205	7,411
Total consumer	47,728	6,332	14,479	15,008	13,127	96,674

Commercial business	12,970	1,761	2,502	5,450	--	22,683

Total	$127,347	$45,927	$31,019	$217,839	$214,868	$637,000

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2007, which have fixed interest rates, and which have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real estate:
One- to four-family residential	$69,972	$6,867	$76,839
Five or more family residential	25,626	117,268	142,894
Non-residential commercial	111,118	99,171	210,289
Total real estate	206,716	223,306	430,022

Real estate construction and land:
One- to four-family residential	--	20,972	20,972
Five or more family residential	--	--	--
Non-residential commercial	--	--	--
Total real estate construction and land	--	20,972	20,972

Consumer:
Automobile	20,180	--	20,180
Home equity	25,408	--	25,408
Credit cards	--	--	--
Other	2,493	865	3,358
Total consumer	48,081	865	48,946

Commercial business	9,713	--	9,713

Total	$264,510	$245,143	$509,653

Loan Solicitation and Processing.  The majority of the one- to four-family residential mortgage and consumer loan originations are generated through our retail branch network.  We originate multi-family and commercial real estate loans using income property loan officers employed by us.  In addition, approximately 20% of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines.  Construction loans are generated by construction loan officers who work for us.  Business loans are generally originated by our business banking officers, and approved by designated underwriters for this type of lending.

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

We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved.  We approve loans based upon automated approvals, individual lending authorities, joint lending authorities, management loan committee authority, and the lending authority of the loan and investment committee of the Bank’s board of directors.

We require title insurance on all real estate loans.  In addition, property and casualty insurance is required on all secured loans in excess of $2,500.

Loan Originations, Servicing, Purchases and Sales.  Home equity lines of credit and loans, as well as our consumer loans, are originated utilizing an in-house system and are underwritten through either an automated decision matrix or by designated underwriting staff depending upon the size of the loan.  These loans are also serviced on an in-house loan servicing system.

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

We also sell residential first mortgage loans to the secondary market.  Our primary secondary market relationship has been with Freddie Mac.  We also maintained secondary market relationships with Fannie Mae and previously with the Federal Home Loan Bank of Seattle, prior to their discontinuation of their mortgage purchase program in 2005, and generally retain the servicing on all loans sold into the secondary market.  As of December 31, 2007, our portfolio of mortgage loans serviced for others was $114.6 million.

We have originated multi-family and commercial real estate loans since November 1995.  Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

In addition we have five commercial real estate and multi-family participation loans secured by properties located in the Puget Sound region, which were originated and underwritten to our standards.  As of December 31, 2007, the balance of the participation loans totaled $8.6 million.  All of these loans were performing in accordance with their contractual terms and were current as of December 31, 2007.

We purchased 67 single-family loans to low income borrowers from Habitat for Humanity of Tacoma/Pierce County in early 2007.  The loans were purchased for $2.1 million and are expected to generate an acceptable return to the Bank.  The loans were purchased with recourse rights and will be serviced similar to other single-family loans.

One- to four-family residential construction loans are underwritten by designated lending staff or the respective loan committee, depending on the size of the loan and are serviced on our in-house loan servicing system.  Loan documents are provided by a third-party specializing in commercial and construction lending documentation.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Loans Originated:	(In Thousands)
Real estate:
One- to four-family residential	$32,149	$28,007	$38,210
Five or more family residential	27,705	25,899	59,414
Non-residential commercial	40,733	47,225	47,108
Total real estate	100,587	101,131	144,732

Real estate construction and land:
One- to four-family residential	83,047	86,625	60,718
Five or more family residential	--	--	4,863
Non-residential commercial	2,752	--	4,861
Total real estate construction and land	85,799	86,625	70,442

Consumer:
Automobile	3,454	11,663	12,091
Home equity (1)	13,195	19,538	13,347
Credit cards (1)	(155)	1,302	(421)
Other (1)	2,210	2,452	1,877
Total consumer	18,704	34,955	26,894

Commercial business (1)	10,790	4,573	6,771

Total Loans Originated	215,880	227,284	248,839

Loans Purchased	2,077	--	--

Loans Sold:
Total whole loans sold	(23,698)	(19,563)	(34,217)
Participation loans	(2,840)	(658)	--
Total loans sold	(26,538)	(20,221)	(34,217)

Principal repayments	192,588	150,208	132,514
Transfer to real estate owned	--	--	--
Net charge-offs	(804)	(914)	(1,134)
Increase (decrease) in other items, net	(201)	857	(415)

Increase in loans, net	$(2,174)	$56,798	$80,559
____________
(1)	The amounts reported for this item include all personal, home equity, and business lines of credit and credit cards at their net change for the year.

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower.  The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%, but are generally 1.00% or lower.  In addition, one- to four-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's creditworthiness and/or loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac.  Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are generally recognized as income at the time of prepayment or sale.  We had $1.6 million of net deferred loan fees as of December 31, 2007, principally relating to deferred loan fees and origination costs associated with real estate loans, and deferred origination costs associated with consumer loans.

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

Asset Quality

We categorize our delinquency ratio into three primary loan categories: consumer loans, real estate loans and commercial loans.  Our consumer loan portfolio traditionally experiences the highest delinquency rate within our total loan portfolio. As of December 31, 2007, we had $2.1 million, or 0.33% of total loans 30 days or more delinquent, and $2.0 million were consumer loans which represented 2.1% of our $96.7 million consumer loan portfolio.  For delinquency reporting purposes, the consumer loan portfolio includes new and used auto loans, VISA loans, home equity lines and loans, and other consumer secured and unsecured loans.  In addition to the delinquency within our consumer loan portfolio, we had one one- to four-family loan that was 30 days or more delinquent totaling $171,000 as of December 31, 2007.  There were no multi-family, commercial real estate, land, residential construction and land development, commercial business loans delinquent 30 days or more at December 31, 2007.  However, the portfolio of multi-family and commercial real estate loans, and real estate construction and land loans has grown rapidly having increased from $190.3 million at year-end 2003 to $440.8 million as of December 31, 2007 without any corresponding increase in delinquent loans, and if a single large loan became delinquent, it could significantly affect the Bank's delinquency ratio.

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

We generally send delinquent consumer loan borrowers three consecutive written notices when the loan becomes 10, 20, and 30 days past due.  Late charges are incurred when the loan becomes 10 to 15 days past due depending upon the loan product, except for VISA loans which will incur the late charges on the statement cycle date.  Our collection department actively attempts to collect on delinquent loans when they become 10 days past due.  If the loan is not brought current, we continually try to contact the borrower both by telephone and in writing until the account is brought current.  When the loan is 30 days past due, our collectors will attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2007:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
(Dollars in Thousands)

Real estate:
One- to four-family residential	--	$--	--	$--	--	$--
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate	--	--	--	--	--	--

Real estate construction and land:
One- to four-family residential	--	--	--	--	--	--
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate
construction and land	--	--	--	--	--	--

Consumer:
Automobile	18	322	13	202	31	524
Home equity	--	--	1	109	1	109
Credit cards	13	80	20	150	33	230
Other	4	16	4	36	8	52
Total consumer	35	418	38	497	73	915

Commercial business	--	--	--	--	--	--

Total	35	$418	38	$497	73	$915
When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status.  As of December 31, 2007, non-accrual loans and loans 90 days or more past due (referred to as non-performing loans) as a percentage of total loans were 0.08%, and as a percentage of total assets were 0.06%.

Non-performing Assets.  The following table sets forth information with respect to our non-performing loans (non-accrual loans and loans 90 days or more past due) and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings,  ("SFAS 15") for the periods indicated.  At the dates presented there were no accruing loans which were contractually past due 90 days or more, nor any loans restructured in accordance with SFAS 15.

	At December 31,
	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis:		(Dollars in Thousands)
Real estate:
One- to four-family residential	$--	$--	$--	$--	$97
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	97

Real estate construction and land:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	--	--	--	--	--

Consumer:
Automobile	202	120	44	95	126
Home equity	109	24	--	55	67
Credit cards	150	40	31	34	55
Other	36	57	39	119	130
Total consumer	497	241	114	303	378

Commercial business	--	--	--	--	--

Total	$497	$241	$114	$303	$475

Total of non-accrual and 90 days past due loans	$497	$241	$114	$303	$475
Repossessed assets	49	33	27	54	98
Real estate owned	--	--	--	--	332

Total non-performing assets	$546	$274	$141	$357	$905

Restructured loans	--	--	--	--	--

Non-accrual and 90 days or more past due
loans as a percentage of loans receivable	0.08%	0.04%	0.02%	0.06%	0.11%

Non-accrual and 90 days or more past due
loans as a percentage of total assets	0.06%	0.03%	0.01%	0.04%	0.07%

Non-performing assets as a percentage of
total assets	0.06%	0.03%	0.02%	0.05%	0.13%

Total loans (1)	$637,000	$639,378	$582,894	$502,719	$447,557

Non-accrued interest (2)	$11	$13	$13	$39	$44

Total assets	$878,864	$902,697	$870,843	$751,776	$685,295
___________
(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded on non-accrual loans.

    Real Estate Owned and Other Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the estimated fair market value of the property less selling costs.  Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or estimated fair market value.  As of December 31, 2007, we had repossessed vehicles from secured consumer loans of $49,000 and no repossessed real estate properties.

    Restructured Loans.  According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring" as specified in SFAS 15.  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider in the normal course of the loan.  We had no restructured loans as of December 31, 2007.

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

    In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, as of December 31, 2007, we had classified $622,000 of our loans as substandard, $186,000 as doubtful, and no loan amounts were classified as a loss.  There were three loans classified as special mention totaling $1.7 million, one was a multi-family residential real estate loan, one was a residential land and construction loan, and one was a commercial business loan.  All of these special mention loans have performed according to their contractual loan terms and no significant losses are anticipated.  Special mention loans are loans that are monitored by management on a consistent basis to help avoid any deterioration of credit quality.  In addition, we held $49,000 in repossessed vehicles classified as substandard.  The total classified assets of $2.5 million represented 2.8% of total equity and 0.3% of total assets as of December 31, 2007.  Our allowance for loan losses of $8.1 million at December 31, 2007 adequately covers the potential losses from the classified loans, and no significant losses are anticipated on the repossessed vehicles.

              The aggregate amounts of Rainier Pacific Bank's classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

	At December 31,
	2007	2006
	(In Thousands)
Classified Assets:
Loss	$--	$--
Doubtful	186	78
Substandard	622	200
Special mention	1,653	1,170
Total	$2,461	$1,448

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

The specific element of the allowance is created for large loans (e.g., a commercial, construction, or business loan) in accordance with SFAS No. 114, Accounting for Creditors for Impairment of Loans, when management believes that a specific large loan is impaired based on current information and events.  In summary, a specific large loan would be impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As part of the credit monitoring and allowance process, management uses its normal loan review process to identify loans that are to be evaluated for collectibility.  Management’s normal loan review process includes reviewing various reports, analysis, and other information, including the delinquency report, credit risk monitoring report, and individual credit file reviews. As of December 31, 2007 and 2006, we had no impaired loans which required a specific allowance.

    Upon determining the combined balance of the formula and specific elements of the allowance, management determines an acceptable range considering the estimation risk involved in determining the two primary elements of the allowance.  The acceptable range is determined by calculating an exact amount (for the formula and specific elements combined) and then establishing a range of plus or minus 10 percent of the allowance to total loans ratio resulting from the combined amount. Management believes establishing a range is necessary since there are unknown variables that will impact the projected amount or type of future loan originations and actual charge-offs.  Market changes, shifts in customer preference, management judgments/projections, or other unforeseen issues make a range more reliable.  Furthermore, a range more appropriately conveys management’s estimate of the level of credit risk in the loan portfolio, and that the allowance is a significant estimate and not a known amount.

    The provision for loan losses was $600,000 for the year ended December 31, 2007, unchanged from the prior year. The allowance for loan losses was $8.1 million, or 1.27% of total loans at December 31, 2007, compared to $8.3 million, or 1.30% of total loans at December 31, 2006.  The 2007 provision was consistent with 2006 as a result of continued low charge-offs, low delinquencies, and few non-performing loans.  For the years ended December 31, 2005, 2004, and 2003, the provision for loan losses was $750,000, $2.7 million and $4.5 million, respectively.

    We became a mutual savings bank in 2001, which subsequently resulted in very strong growth in multi-family, commercial real estate, and real estate construction and land loans.  During 2001 and 2002, the relatively weaker economy was evidenced by high unemployment, particularly in our market area.  In 2001, our charge-off ratio was 0.90%.  By 2002, both the local and national economies had deteriorated further, and unemployment in our market area increased.  Even though weaker economic conditions existed during 2002, charge-offs declined to 0.65% of loans and loan growth remained strong as we continued to add unseasoned multi-family and commercial real estate loans to our portfolio.  From 2003 through 2006, the state and local economy improved along with the national economy, and the national unemployment rate dropped to 4.6% in December 2006, and our loan charge-offs declined to 0.15% of average outstanding loans in 2006. The improved economic conditions, accompanied by lower net charge-offs and the improved credit quality of our loan portfolio, also resulted in reduced provisions for loan losses in 2006 and 2005. During the later half of  2007, the state and local economy began to slow along with the national economy as rising concerns and tighter credit conditions significantly reduced sales and purchase activity for one- to four-family homes.  Despite these conditions, the credit quality of the loan portfolio remained relatively stable with net charge-offs declining to $804,000, or 0.13% of average loans in 2007 compared to $914,000, or 0.15% of average loans in 2006.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses accordingly, based on loan growth, portfolio composition, charge-offs, delinquencies, and state and local economic conditions.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2007			2006			2005			2004			2003
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:				(Dollars in Thousands)
One- to four- family
residential	$76,882	$80	12.07%	$81,542	$114	12.76%	$84,903	$128	14.56%	$97,455	$487	19.39%	$126,183	$172	28.19%
Five or more family
residential	149,080	1,042	23.40	163,060	1,203	25.50	158,997	1,376	27.28	126,199	1,370	25.10	87,068	745	19.45
Non-residential
commercial	212,901	1,398	33.42	195,854	1,246	30.63	166,242	1,238	28.52	143,297	1,339	28.50	94,879	838	21.20
Total real estate	438,863	2,520	68.89	440,456	2,563	68.89	410,142	2,742	70.36	366,951	3,196	72.99	308,130	1,755	68.84

Real estate construction and land:
One- to four- family
residential	73,114	1,892	11.48	75,508	1,978	11.81	53,247	1,599	9.13	15,583	468	3.10	8,364	131	1.87
Five or more family
residential	1,839	48	0.29	4,180	110	0.65	4,859	146	0.84	--	--	--	--	--	--
Non-residential
commercial	3,827	99	0.60	--	--	--	2,795	84	0.48	600	18	0.12	--	--	--
Total real estate
construction and land	78,780	2,039	12.37	79,688	2,088	12.46	60,901	1,829	10.45	16,183	486	3.22	8,364	131	1.87

Consumer:
Automobile	20,798	662	3.27	31,888	850	4.99	39,429	1,294	6.77	52,567	1,723	10.46	59,779	1,313	13.36
Home equity	45,293	292	7.11	42,718	288	6.68	31,948	233	5.48	29,945	216	5.96	31,545	193	7.05
Credit cards	23,172	1,440	3.64	23,327	1,554	3.65	22,054	826	3.78	22,447	1,129	4.47	22,834	1,057	5.10
Other	7,411	448	1.16	8,179	559	1.28	9,196	433	1.58	11,802	608	2.34	15,735	596	3.52
Total consumer	96,674	2,842	15.18	106,112	3,251	16.60	102,627	2,786	17.61	116,761	3,676	23.23	129,893	3,159	29.03

Commercial business	22,683	678	3.56	13,122	381	2.05	9,224	234	1.58	2,824	54	0.56	1,170	26	0.26

Unallocated	--	--	--	--	--	--	--	1,006	--	--	1,569	--	--	3,166	--

Total	$637,000	$8,079	100.00%	$639,378	$8,283	100.00%	$582,894	$8,597	100.00%	$502,719	$8,981	100.00%	$447,557	$8,237	100.00%

    While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Beginning in 2006, management allocated 100% of the allowance for loan losses to individual categories.  Management believes this method is most representative of the probable loss estimates by loan category.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Allowance at beginning of period	$8,283	$8,597	$8,981	$8,237	$6,084
Provision for loan losses	600	600	750	2,700	4,500
Recoveries:
Real estate:
One- to four-family residential	--	--	--	--	1
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	1

Real estate construction and land:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	--	--	--	--	--

Consumer:
Automobile	135	115	210	163	83
Home equity	--	--	--	--	3
Credit cards	66	62	113	89	58
Other	64	43	50	117	43
Total consumer	265	220	373	369	187

Commercial business	--	--	--	--	--

Total recoveries	265	220	373	369	188

Charge-offs:
Real estate:
One- to four-family residential	--	--	--	--	17
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	17

Real estate construction and land:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	--	--	--	--	--

Consumer:
Automobile	432	480	735	974	1,120
Home equity	--	6	10	22	37
Credit cards	409	468	500	746	784
Other	205	180	262	583	577
Total consumer	1,046	1,134	1,507	2,325	2,518

Commercial business	23	--	--	--	--

Total charge-offs	1,069	1,134	1,563	2,325	2,535
Net charge-offs	804	914	1,134	1,956	2,347
Balance at end of period	$8,079	$8,283	$8,597	$8,981	$8,237

(table continues on following page)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.27%	1.30%	1.47%	1.79%	1.84%

Net charge-offs as a percentage of
average total loans outstanding during
the period (1)	0.13%	0.15%	0.22%	0.41%	0.57%

Allowance for loan losses as a percentage
of non-performing loans at end of period	1,625.55%	3,436.93%	7,541.23%	2,964.03%	1,734.11%
___________
(1)	Total loans are net of deferred fees and costs.

We held, at December 31, 2007, $362.0 million of multi-family and commercial real estate loans and $78.8 million in real estate construction and land loans as compared to $181.9 million of multi-family and commercial real estate loans and $8.4 million in real estate construction and land loans at December 31, 2003.  We have not historically experienced any losses in these portfolios.  However, management believes that the increased loan growth in the multi-family and commercial real estate loan portfolios and the nature of real estate construction and land loans could result in higher losses than our historical experience.

At December 31, 2007, our loan portfolio of $637.0 million consisted of $438.9 million of real estate loans (68.9%); $96.7 million of consumer loans (15.2%); $78.8 million of real estate construction and land loans (12.4%); and $22.7 million of commercial loans (3.6%).  While the consumer loan portfolio contributes favorably to our net interest margins, it also accounts for substantially all of our charge-offs and a significant portion of the allocated allowance.  The consumer loan portfolio can result in significant fluctuations in year to year charge-offs depending on changes in the consumer loan portfolio, loan quality, and the effects of the economic environment on consumers.

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

        At December 31, 2007, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $177.0 million and consisted principally of trust preferred securities, mortgage-backed securities, U.S. Government agencies, corporate securities and municipal bonds.  From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.

Trust Preferred Securities.  Our trust preferred securities had a fair value of $102.4 million and a $109.0 million amortized cost at December 31, 2007.  At December 31, 2007, the portfolio had a weighted-average-coupon rate of 6.47% and a weighted-average-yield of 6.28%.  The portfolio consists of pooled bank trust preferred securities and are generally rated "A-2" by Moody's or "A" by Standard and Poor's.  These securities either have a fixed interest rate for a three to five year period and then adjust to a floating three-month Libor rate plus a specified margin, or currently have a floating rate which adjusts to a three-month Libor rate plus a specified margin every three months.  At December 31, 2007, $89.1 million of these securities were repricing every three months.  These securities can be called in part or in whole by the issuer after five years, have an expected initial life of 10 years, and an initial term of 30 years.  The trust preferred securities had an estimated average term to reprice of three months.

Mortgage-Backed Securities.  Our mortgage-backed securities had a fair value of $50.9 million and a $51.4 million amortized cost at December 31, 2007.  The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities.  At December 31, 2007, the portfolio had a weighted-average-coupon rate of 4.92% and an estimated weighted-average-yield of 4.37%.  These securities had an estimated average term to reprice or maturity of 3.5 years and an estimated average life of 3.7 years at December 31, 2007.

U.S. Government Agencies.  Our portfolio, which consists of a single U.S. Government agency obligation had a fair value of $5.7 million and a $5.8 million amortized cost at December 31, 2007.  At December 31, 2007, this security had a weighted-average-coupon rate of 2.83% and a weighted-average-yield of 2.83%.  As of December 31, 2007, this security had an estimated average life of six months.

Municipal Bonds.  Our tax exempt municipal bond portfolio had a fair value of $12.9 million and a $12.8 million amortized cost at December 31, 2007.  The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.  At December 31, 2007, the portfolio had a weighted-average-coupon rate of 4.01% and a weighted-average-yield of 4.06%.  Our municipal bonds have an estimated weighted average life of 3.0 years.

Corporate Securities.  Our corporate bond portfolio consisted of a single bond with a fair value of $5.0 million and a $5.1 million amortized cost at December 31, 2007.  The corporate bond portfolio was comprised of a short-term fixed-rate bond rated "Aa3" by Moody's and "A" by Standard and Poor's.  At December 31, 2007, the bond had a weighted-average-coupon rate of 6.40% and a weighted-average-yield of 3.07%.  This bond has an estimated average life of six months.

Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and other requirements.  The redemption of any excess stock we hold is subject to certain time period limitations and at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of Federal Home Loan Bank of Seattle stock totaled $13.7 million and produced a weighted-average-yield of 0.60% for the year ended December 31, 2007.  The yield on the Federal Home Loan Bank of Seattle stock was historically paid through stock dividends, was subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle’s suspension of dividends on its capital stock from the fourth quarter of 2004 through the third quarter of 2006.  The Federal Home Loan Bank of Seattle resumed the payment of dividends during the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend.  In 2007, the Federal Home Loan Bank of Seattle paid a cumulative $0.60 per share in cash dividends.  Our stock ownership in the Federal Home Loan Bank of Seattle is expected to remain stable or increase in response to the Bank’s borrowing needs.

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

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$--	$--	$--	$--	$--	$--
U.S. Government agencies	5,750	5,705	5,750	5,565	5,750	5,495
Corporate securities	5,076	5,023	5,240	5,077	5,404	5,158
Trust preferred securities	108,956	102,356	111,503	111,312	105,047	104,306
Mortgage-backed securities:
Freddie Mac	5,990	5,922	7,370	7,160	8,990	8,697
Fannie Mae	10,329	10,161	12,216	11,806	14,700	14,172
Ginnie Mae	2,112	2,120	4,231	4,190	6,498	6,384
Total mortgage-backed securities	18,431	18,203	23,817	23,156	30,188	29,253
Total available-for-sale	$138,213	$131,287	$146,310	$145,110	$146,389	$144,212

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$--	$--	$--	$--	$--	$--
U.S. Government agencies	--	--	--	--	20,000	19,738
Municipal obligations	12,784	12,853	12,780	12,803	12,776	12,621
Corporate securities	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	12,832	12,747	15,612	15,183	19,290	18,757
Fannie Mae	20,139	19,940	24,252	23,595	29,395	28,732
Ginnie Mae	1	1	8	8	36	37
Total mortgage-backed securities	32,972	32,688	39,872	38,786	48,721	47,526
Total held-to-maturity	$45,756	$45,541	$52,652	$51,589	$81,497	$79,885

Total Investment Securities	$183,969	$176,828	$198,962	$196,699	$227,886	$224,097

Federal Home Loan Bank of Seattle stock	13,712	13,712	13,712	13,712	13,712	13,712

Total	$197,681	$190,540	$212,674	$210,411	$241,598	$237,809

The table below sets forth certain information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of Rainier Pacific Bank's investment and mortgage-backed securities at December 31, 2007.  The Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2007
	Amount Due or Repricing Within:
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$--	--%	$--	--%	$--	--%	$--	--%	$--	--%
U.S. Government agencies	5,750	2.83	--	--	--	--	--	--	5,750	2.83
Corporate securities	5,076	3.07	--	--	--	--	--	--	5,076	3.07
Trust preferred securities	106,956	6.31	2,000	4.63	--	--	--	--	108,956	6.28
Mortgage-backed securities:
Freddie Mac	1,771	3.84	1,267	4.18	2,952	4.86	--	--	5,990	4.42
Fannie Mae	1,230	3.95	3,566	4.24	5,533	4.68	--	--	10,329	4.44
Ginnie Mae	2,112	5.84	--	--	--	--	--	--	2,112	5.84
Total available-for-sale	$122,895	5.95%	$6,833	4.34%	$8,485	4.74%	$--	--%	$138,213	5.79%

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$--	--%	$--	--%	$--	--%	$--	--%	$--	--%
U.S. Government agencies	--	--	--	--	--	--	--	--	--	--
Municipal obligations (1)	4,779	4.03	4,690	4.16	3,315	3.94	--	–	12,784	4.06
Corporate securities	--	--	--	--	--	--	--	--	--	--
Trust preferred securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	--	--	6,388	4.51	6,444	4.87	--	--	12,832	4.69
Fannie Mae	--	--	19,268	4.64	871	6.27	--	--	20,139	4.71
Ginnie Mae	1	8.50	--	--	--	--	--	--	1	8.50
Total held-to-maturity	$4,780	4.03%	$30,346	4.54%	$10,630	4.70%	$--	--%	$45,756	4.52%

Total Investment Securities	$127,675	5.88%	$37,179	4.50%	$19,115	4.72%	$--	--%	$183,969	5.48%
Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	13,712	0.60	13,712	0.60

Total	$127,675	5.88%	$37,179	4.50%	$19,115	4.72%	$13,712	0.60%	$197,681	5.11%
____________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.

The following table sets forth certain information with respect to each category of securities which had an aggregate amortized cost value in excess of 10% of Rainier Pacific Bank's equity at the date indicated.

	At December 31,
	2007
	Amortized	Market
	Cost	Value
	(In Thousands)
Investment securities:
Trust preferred securities	$108,956	$102,356
Municipal obligations	12,784	12,853
Mortgage-backed securities:
Freddie Mac	18,822	18,669
Fannie Mae	30,468	30,101
Total investment securities	$171,030	$163,979

Federal Home Loan Bank of Seattle stock	$13,712	$13,712

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

Our deposit composition reflects certificates of deposit accounting for 51.8% of the total deposits at December 31, 2007, while interest- and non-interest-bearing checking, savings and money market accounts comprise the balance of total deposits.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

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

At December 31, 2007, we had $127.9 million of jumbo ($100,000 or more) certificates of deposit, which represented 27.7% of total deposits at that date.  This amount is inclusive of $60.9 million of certificates of deposit placed through the Bank’s brokered certificate program.

Deposit Activities.  The following table sets forth the total deposit activities of Rainier Pacific Bank for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Beginning balance	$457,425	$438,030	$344,916

Net increase (decrease) in deposits before interest credited	(12,166)	5,175	85,652
Interest credited	16,228	14,220	7,462
Net increase in deposits	4,062	19,395	93,114
Ending balance	$461,487	$457,425	$438,030

Time Deposits by Rates.  The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2007	2006	2005
		(In Thousands)

0.00 - 0.99%	$--	$--	$289
1.00 - 1.99%	45	336	5,884
2.00 - 2.99%	10,835	8,877	44,240
3.00 - 3.99%	15,972	15,445	161,160
4.00 - 4.99%	132,980	132,826	36,676
5.00 - 5.99%	79,118	83,546	--
6.00 - 6.99%	--	--	--
Total	$238,950	$241,030	$248,249

Time Deposits by Maturities.  The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due
	Less Than	1-2	After	After	After
	One Year	Years	2-3 Years	3-4 Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$--	$--	$--	$--	$--	$--
1.00 - 1.99%	23	22	--	--	--	45
2.00 - 2.99%	10,365	336	58	20	56	10,835
3.00 - 3.99%	15,717	181	13	61	--	15,972
4.00 - 4.99%	132,958	--	16	6	--	132,980
5.00 - 5.99%	79,118	--	--	--	--	79,118
6.00 - 6.99%	--	--	--	--	--	–
Total	$238,181	$539	$87	$87	$56	$238,950

The following table sets forth information concerning Rainier Pacific Bank's time deposits and other deposits at December 31, 2007.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)

0.26%	N/A	Regular savings	$29,904	$100	6.48%
0.69	N/A	Interest-bearing checking accounts	41,083	Various	8.90
--	N/A	Non-interest-bearing checking accounts	33,924	None	7.35
3.48	N/A	Money market accounts	117,626	2,500	25.49

		Certificates of Deposit

4.73	1-11 months	Fixed-term, fixed-rate	238,181	2,000	51.61
3.11	12-23 months	Fixed-term, fixed-rate	539	1,000	0.12
3.33	24-35 months	Fixed-term, fixed-rate	87	2,000	0.02
3.38	36-59 months	Fixed-term, fixed-rate	87	2,000	0.02
2.96	60-84 months	Fixed-term, fixed rate	56	2,000	0.01
		TOTAL	$461,487		100.00%

The following table indicates the amount of Rainier Pacific Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2007.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more and include $60.9 million of brokered certificates of deposit.

Certificates
Maturity Period	of Deposits
(In Thousands)

Three months or less	$55,190
Over three through six months	68,841
Over six through twelve months	3,864
Over twelve months	--
Total	$127,895

Deposit Composition and Changes.  The following table sets forth the balances of deposits in the various types of accounts offered by Rainier Pacific Bank at the dates indicated.

	At December 31,
	2007			2006			2005
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
				(Dollars in Thousands)

Regular savings	$29,904	6.48%	$(2,231)	$32,135	7.03%	$(4,646)	$36,781	8.40%
Interest-bearing checking accounts	41,083	8.90	(465)	41,548	9.08	8,072	33,476	7.64
Non-interest-bearing checking deposits	33,924	7.35	202	33,722	7.37	2,657	31,065	7.09
Money market accounts	117,626	25.49	8,636	108,990	23.83	20,531	88,459	20.20

Fixed-rate certificates which
mature in the year ending:
Within 1 year	238,181	51.61	(2,165)	240,346	52.54	(4,490)	244,836	55.90
After 1 year, but within 2 years	539	0.12	--	539	0.12	(2,765)	3,304	0.75
After 2 years, but within 5 years	230	0.05	85	145	0.03	36	109	0.02
Certificates maturing thereafter	--	--	--	--	--	--	--	--

Total	$461,487	100.00%	$4,062	$457,425	100.00%	$19,395	$438,030	100.00%

Borrowed Funds.  Customer deposits are the primary source of funds for our lending and investment activities.  We do, however, use advances from the Federal Home Loan Bank of Seattle and short-term borrowing arrangements with others to increase lendable funds, to meet short-term deposit withdrawal requirements, and also to provide longer term funding to better match the duration of selected loan and investment assets.

As one of our capital management strategies, we have used borrowed funds from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities and loans in order to increase our net interest income when attractive opportunities exist.  Depending upon the retail banking activity and our available capital, we will consider and undertake leverage strategies within applicable regulatory requirements or restrictions.  We expect that borrowed funds used in connection with our leverage strategies would primarily consist of Federal Home Loan Bank of Seattle advances.  We use intermediate and longer-term borrowings which do not readily reprice and structured advances which may extend duration in different interest rate environments.  See “Asset and Liability Management and Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information.

As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different advance programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a collateralized credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 50.0% of Rainier Pacific Bank’s total assets, or $440.3 million if sufficient eligible collateral exists.  At December 31, 2007, outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $320.5 million.  See “Liquidity and Commitments” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information.

The following table sets forth information regarding borrowed funds at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Maximum amount of borrowings outstanding
at any month end	$349,172	$373,415	$355,919

Approximate average borrowings outstanding	$339,564	$355,776	$308,891

Approximate weighted average rate paid on borrowings	4.48%	4.22%	3.65%

	At December 31,
	2007	2006	2005
	(Dollars in Thousands)

Balance outstanding at end of period	$320,454	$345,395	$340,240

Weighted average rate paid on borrowings	4.42%	4.38%	3.78%

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

Sarbanes-Oxley Act of 2002.  As a public company, Rainier Pacific Financial Group, is subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.  Rainier Pacific Financial Group's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital.  At December 31, 2007, Rainier Pacific Financial Group's capital position was in excess of these requirements with Tier 1 (core) capital to average assets of 9.80%, Tier 1 (core) capital to risk-weighted assets of 11.78%, and total capital to risk-weighted assets of 12.88%.

Regulation and Supervision of Rainier Pacific Bank

General.  As a state-chartered, federally insured financial institution, Rainier Pacific Bank is subject to extensive regulation.  Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  Rainier Pacific Bank is regularly examined by the FDIC and state banking regulators and files quarterly and periodic reports concerning its activities and financial condition with its regulators.  Rainier Pacific Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as to the ownership and handling of deposit accounts, and the form and content of mortgage documents.

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

Insurance of Accounts and Regulation by the FDIC.  Rainier Pacific Bank’s deposit are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC.  The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC.  It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the  institution.  The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings and liquidity, or “CAMELS” composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.  Our expense related to this assessment for the year ended December 31, 2007 was $258,000.

Deposit Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the semi-annual period ended December 31, 2007, the Financing Corporation assessment equaled 1.14 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2007, Rainier Pacific Bank incurred $55,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution, including Rainier Pacific Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Rainier Pacific Bank’s deposit insurance.

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

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum capital requirement specifies a minimum ratio of Tier 1 capital to average total assets (i.e., the leverage ratio).  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At December 31, 2007, Rainier Pacific Bank had a Tier 1 capital leverage ratio of 9.79%.  The FDIC retains the right to require an institution to maintain a higher capital level based on the institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the assets assigned to that category.  In addition, certain off-balance-sheet items are converted to balance-sheet asset equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of Tier 1 capital to risk-weighted assets must be at least 4%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from non-traditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial and operating risks.  At December 31, 2007, Rainier Pacific Bank had a Tier 1 risk-based capital ratio of 11.75% and a total risk-based capital ratio of 12.85%.

The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets.  Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.  At December 31, 2007, Rainier Pacific Bank had a net worth, adjusted for intangible assets, of 9.36% of total assets.

The table below sets forth the Bank's capital position relative to its FDIC capital requirements at December 31, 2007.  The definitions of the terms used in the table are those provided in the FDIC's capital regulations, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

	At December 31, 2007
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$86,418	9.79%
Tier 1 (leverage) capital requirement	35,302	4.00
Excess	$51,116	5.79%

Tier 1 (core) risk-based capital	$86,418	11.75%
Tier 1 (core) risk-based capital requirement	29,408	4.00
Excess	$57,010	7.75%

Total risk-based capital	$94,497	12.85%
Total risk-based capital requirement	58,817	8.00
Excess	$35,680	4.85%
__________
(1)
For the Tier 1 (leverage) capital calculations, total average assets were $882.5 million.  For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $735.2 million.

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

Prompt Corrective Action.  The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of Tier 1 (leverage) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized.  An institution that has a total risk-based capital ratio less than 6%, a core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized.  In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2007, Rainier Pacific Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

  Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal accounts and  other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2007, Rainier Pacific Bank's  deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Affiliate Transactions.  Rainier Pacific Financial Group and Rainier Pacific Bank are separate and distinct legal entities.  Various legal limitations restrict Rainier Pacific Bank from lending or otherwise supplying funds to Rainier Pacific Financial Group (an "affiliate"), generally limiting any single transaction to 10% of Rainier Pacific Bank's capital and surplus and limiting all such transactions to 20% of Rainier Pacific Bank's capital and surplus and requiring eligible collateral to secure a loan to an affiliate.  These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act.  Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, a bank’s performance under the Community Reinvestment Act must be considered in connection a bank’s application to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Rainier Pacific Bank received a "Satisfactory" rating during its most recent examination.

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

Taxation

Federal Taxation

General.  Rainier Pacific Financial Group and Rainier Pacific Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rainier Pacific Financial Group or Rainier Pacific Bank. Rainier Pacific Financial Group’s or Rainier Pacific Bank's federal income tax returns have never been audited.  Prior to January 1, 2001, Rainier Pacific Bank was a credit union, not generally subject to corporate income tax.  Although we believe that we have properly recognized the tax consequences of the conversion to a taxable corporate entity, and in our accounting and reporting of subsequent tax matters, there can be no assurance that the Internal Revenue Service will not take a position contrary to the positions we have taken.

Rainier Pacific Financial Group files a consolidated federal income tax return with Rainier Pacific Bank.  It is anticipated that any cash distributions made by Rainier Pacific Financial Group to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, Rainier Pacific Financial Group and Rainier Pacific Bank report its income and expenses on the accrual method of accounting and use a fiscal year ending on December 31 for filing its federal income tax return.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2007, Rainier Pacific Financial Group had no net operating loss carryovers for federal income tax purposes.

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

Upon review of the charitable contribution carry-forward remaining at December 31, 2007, Rainier Pacific Financial Group has determined that it is more likely than not that the Company may not be able to fully realize all the benefit of the 2003 and 2004 charitable contributions based upon the nature and timing of the items listed.  In order to fully realize the charitable contribution carry-forward, the Bank will need to generate sufficient future taxable income.  As of December 31, 2007, the deferred tax asset relating to the charitable contribution was $1.2 million, of which $787,000 and $432,000 are set to expire in 2008 and 2009, respectively. Management expects that the Bank may not generate sufficient taxable income to utilize the entire net deferred tax asset, including the deferred tax asset relating to the charitable contribution, and has established a valuation allowance in the amount of $550,000 in the deferred tax asset.

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

We ranked eighth in terms of deposits with a 4.4% market share of deposits, among the 46 federally-insured depository institutions in Pierce County, our primary market, as of June 30, 2007.  Our key competitors are Columbia Bank, Key Bank, Bank of America, Washington Mutual, Wells Fargo and US Bank.  These competitors control approximately 60.3% of the Pierce County deposit market with deposits of $6.0 billion, out of the $10.0 billion in total deposits in Pierce County as of June 30, 2007.  Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships.  In addition, we also compete for deposits with three branch offices in the City of Federal Way, in King County,

Washington. We have $23.8 million in deposits with a 2.2% market share of deposits among the 19 federally-insured depository institutions in Federal Way as of June 30, 2007.

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

In addition to traditional banking services, we offer commercial and personal lines of property and casualty insurance, as well as accidental death and dismemberment insurance, collateral protection insurance, life insurance and long-term care insurance.  We offer these products through our insurance services unit of the Bank doing business as Rainier Pacific Insurance Services.  We compete with other insurance agents and brokers in our primary local market area and are the fifth largest agency in Pierce County based upon total property and casualty insurance premiums. We also provide alternative financial products and services to our customers through Rainier Pacific Financial Services.  Rainier Pacific Financial Services is the operating unit of the Bank that provides financial planning and non-federally insured investment products such as mutual funds, debt, equity, and government securities, retirement accounts, life insurance, and fixed and variable annuities.

Personnel

At December 31, 2007, we had 187 full-time employees and 46 part-time employees.  Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

	Age at
	December 31,	Position
Name	2007	Company	Bank

Edward J. Brooks	52	Chairman of the Board	Chairman of the Board
John A. Hall	46	President and Chief Executive	President and Chief Executive
		Officer	Officer
Victor J. Toy	53	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards	47	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary and Treasurer
Carolyn S. Middleton	55		Vice President and Chief Lending
			Officer
Dalen D. Harrison	48		Vice President
Waylin L. McCurley	33		Vice President
Richard D. Pickett	58		Vice President
Sandra K. Steffeney	59		Vice President
David R. Webb	53		Vice President

Biographical Information

Edward J. Brooks is the Chairman of the Board at Rainier Pacific Financial Group and Rainier Pacific Bank.  He  has served as Chairman of the Bank and its predecessor since 1992.  Mr. Brooks is the President and Chief Executive Officer of Sunset Pacific General Contractors, Inc., a local commercial construction and general contracting firm.  He is past president of the Tacoma Narrows Rotary Club, and has served on the Board of Directors of Associated General Contractors of Washington and is actively involved with several local community organizations.

John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank.  Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995.  He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs.  After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987.  His financial institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company.  He is a board member of Tacoma Goodwill Industries, the Economic Development Board for Tacoma-Pierce County, the Tacoma-Pierce County Chamber of Commerce, the Washington Financial League, the Business Advisory Board of the University of Washington-Tacoma, and the Executive Council for a Greater Tacoma. Mr. Hall is a past board member and treasurer of the United Way of Pierce County, and serves on various citizen committees of the Tacoma School District. He is also the Chairman of the Board of Trustees of the Rainier Pacific Foundation.

Victor J. Toy is Senior Vice President and Corporate Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank.  Mr. Toy  joined Rainier Pacific Bank's predecessor in 1991.  Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley.  He has over 25 years of financial services experience.  Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million to $750 million located in Washington State.  Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, shareholder relations, and marketing.  Mr. Toy serves as the Treasurer and as Trustee of the Rainier Pacific Foundation.

Joel G. Edwards is Vice President, Chief Financial Officer and Treasurer of Rainier Pacific Financial Group, and Vice President, Chief Financial Officer, Treasurer, and Secretary of Rainier Pacific Bank.  Mr. Edwards joined Rainier Pacific Bank's predecessor  in 1996.  He has 22 years of financial services experience. He holds a Bachelor of Arts degree in Business and Economics and a Masters of Business Administration from Eastern Washington University, is an inactive certified public accountant (CPA), and is a member of the Washington Society of CPAs and the American Institute of CPAs.  Prior to joining Rainier Pacific Bank, Mr. Edwards was the president of the Washington Credit Union Share Guaranty Association.  He also served the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy.  Mr. Edwards's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include finance, accounting, facilities, and purchasing.

Carolyn S. Middleton is Vice President and Chief Lending Officer of Rainier Pacific Bank.  Ms. Middleton joined Rainier Pacific Bank's predecessor in 1991.  Ms. Middleton has worked in the lending arena for 33 years specializing in mortgage and consumer lending.  She holds a Certified Credit & Collection Executive designation from the International Credit Association and a Certified Commercial Real Estate Underwriter designation from the Mortgage Banker's Association.  Prior to joining Rainier Pacific Bank, Ms. Middleton was the director of loan services and security officer for the largest credit union in the State of Oregon, and worked in the collection and legal departments of a national consumer products retailer.  Ms. Middleton is an active member of the Washington Community Reinvestment Association and Society of Certified Credit Executives.  Ms. Middleton is

also an active member and past president of the Northwest Fraud Investigators Association.  Ms. Middleton's primary areas of responsibility at Rainier Pacific Bank include credit administration, loan underwriting and servicing, and collections.

Dalen D. Harrison is a Vice President of Rainier Pacific Bank.  Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994.  Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College.  Ms. Harrison has over 26 years of financial services experience.  Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union.  Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization.  Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the sales and service activities of the 14 branch retail network, consumer banking support, and Internet and call center delivery channels.  Ms. Harrison is also a Trustee of the Rainier Pacific Foundation and a Trustee of the Gig Harbor Rotary Foundation.

Waylin L. McCurley is a Vice President of Rainier Pacific Bank.  Mr. McCurley joined Rainier Pacific in 1999, and was promoted to Vice President of Human Resources and Development in 2004.  In 2006, he became Vice President of Corporate Services, and his primary areas of responsibility include Human Resources, Development, Training, Compliance, and Security.  He has over eight years of financial services experience, and holds a Bachelor of Arts degree in Chemistry from New York University (NYU).  Prior to joining Rainier Pacific Bank, Mr. McCurley worked in an executive recruiting firm.  Mr. McCurley is a board member for the United Way of Pierce County and is a Fire Commissioner for the City of Lakewood.

Richard D. Pickett joined Rainier Pacific Bank as a Vice President responsible for the Bank's business banking services in 2004.  Mr. Pickett has 34 years of experience in the financial services industry, concentrated in the business banking field and executive bank management.  Mr. Pickett holds a Bachelor of Arts degree in Business Administration from Washington State University, and graduated with honors from the Pacific Coast Banking School at the University of Washington.  Prior to joining Rainier Pacific Bank, he was employed by Valley Bank in Auburn, Washington, as its President and Chief Executive Officer.  Prior to joining Valley Bank in 1999, Mr. Pickett was employed by Bank of America (and its regional predecessor, Seattle First National Bank) since 1974, as a Commercial Underwriting Team Leader and Credit Administrator.

Sandra K. Steffeney is a Vice President of Rainier Pacific Bank.  Ms. Steffeney joined Rainier Pacific Bank's predecessor in 2000.  Ms. Steffeney has over 32 years of experience in the financial services industry, concentrated in the insurance and investment securities business.  She is a Chartered Life Underwriter (CLU); Certified Financial Planner (CFP); and holds National Association of Securities Dealers (NASD) investment advisor (Series 65), securities principal (Series 24), securities agent (Series 63) and securities representative (Series 7) licenses.  Ms. Steffeney is also a member of several professional associations relative to her certifications and licenses.  Prior to joining Rainier Pacific Bank, she was district manager of an insurance company subsidiary and vice president of a broker-dealer subsidiary of a national financial services holding company.  Ms. Steffeney was also co-owner of a local financial planning practice.  Ms. Steffeney's primary area of responsibility at Rainier Pacific Bank is to manage the operations of Rainier Pacific Insurance Services and Rainier Pacific Financial Services, which are principally engaged in insurance and investment services.

David R. Webb is a Vice President of Rainier Pacific Bank.  Mr. Webb joined Rainier Pacific in 2004, and was promoted to Vice President of Information Services in 2006.  He has 29 years of experience in data processing and information services, most of those in the financial services industry.  Prior to joining Rainier Pacific Bank, Mr. Webb worked at the Frank Russell Company for 19 years in positions ranging from programmer-analyst to manager of technical services, where he was responsible for the design, deployment and operations of the Russell Company’s global information technology infrastructure and network.  He holds a Bachelor of Science in Psychology from the University of Kentucky.  He is responsible for managing the Bank’s day-to-day operations of information services and for delivering reliable computing resources to internal and external customers.

Item 1A.  Risk Factors.

Ownership of Rainier Pacific Financial Group’s common stock involves risk and investors should consider the following risk factors.  In assessing these risks you should also refer to the other information set forth herein, including Rainier Pacific Financial Group’s financial statements and related notes.

Our loan portfolio possesses increased risk due to the high level of outstanding balances of multi-family and commercial real estate loans, real estate construction and land loans, and a portfolio of indirect auto and consumer loans.

Our multi-family and commercial real estate loans, real estate construction and land loans, and commercial business loans accounted for approximately 72.8% of our total loan portfolio as of December 31, 2007. We have increased our emphasis on multi-family and commercial real estate lending and residential construction and land loans, and consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties.  We have traditionally focused on consumer lending, using a risk-based pricing model.  As of December 31, 2007, consumer loans, including our home equity loans, totaled $96.7 million or 15.2% of our total loan portfolio, including a $23.2 million credit card portfolio.  The aforementioned loan types are more likely to become delinquent or default than first mortgage one- to four-family real estate secured loans, and therefore may cause higher future loan losses.  Accordingly, as a result of the inherent risks associated with these types of loans, and the recent slowdown in general economic conditions, it may become necessary for us to increase the level of our provision for loan losses which would result in a reduction in our net income.

From December 31, 2004, through December 31, 2007, our total loans have grown by $134.3 million, or 26.7%.  In connection with this rapid expansion, the growth in our multi-family and commercial real estate, and residential construction and land loan portfolios was $155.1 million, which may be subject to a higher magnitude of potential losses in an economic slowdown or recession.

At December 31, 2007, $18.6 million, or 89.5%, of our total auto loan portfolio were loans that we originated indirectly through a network of automobile dealers.  Because these loans are originated through auto dealers and not directly by us and are secured by automobiles that depreciate rapidly in value, they present greater risks than other types of lending activities.

 For further information concerning the risks associated with multi-family and commercial real estate loans, construction and land loans, and consumer loans, see “Item 1. Business - Lending Activities.”

We may be subject to additional regulatory scrutiny because of the level of our commercial real estate loan portfolio.

The FDIC, along with the Federal Reserve and the Office of the Comptroller of the Currency, has issued final guidance for financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and its construction loan portfolio has increased 50% or more during the prior 36 months.  If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.  Based on the Bank’s commercial real estate lending levels, it has a concentration in commercial real estate lending and must implement the practices outlined in the final guidance, including maintaining a higher capital ratio.

Our real estate construction and land lending presents greater risk than one- to four-family and consumer lending.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential or consumer lending, as a result of the concentration of principal in a limited number of loans and  borrowers, and the effects of general economic conditions on developers and builders. Moreover, a construction loan  can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  With home sales having declined by 27% in 2007 as compared to 2006, a higher rate of foreclosures may occur as developers and builders experience difficulty in servicing their debt.

Our commercial business lending activities involves greater risk than other types of lending.

Our commercial business lending has increased $19.9 million since 2004 and we intend to continue to offer commercial business loans to small and medium sized businesses.  Our ability to originate commercial business loans is determined by the demand for these loans and our ability to attract and retain qualified commercial lending personnel.  Because payments on commercial business loans generally depend on the successful operation of the business involved, repayment of commercial business loans may be subject to a greater extent to adverse conditions in the economy than other types of lending.   Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the sale of the collateral in the event the borrower does not repay the loan is often not sufficient to repay the loan because the collateral may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  Consequently, there can be no assurance that we will be successful in our commercial business lending efforts.

A significant decline or rise in interest rates may hurt our profits, market value and equity.

If short-term interest rates were to rapidly rise, the Bank will not be able to increase the rates it earns on its loans and investments in the same proportion or as rapidly as the increase it would experience in its cost of deposits and other interest-bearing liabilities.  The difference between the rates received on interest-earning assets and the rates paid on interest-bearing liabilities is referred to as our interest rate spread.  When our interest rate spread decreases, so does our profitability.  When short-term interest rates rise, our net interest income and the value of our assets could be significantly reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, investment securities and mortgage-backed securities.  If long-term rates rise rapidly, a large portion of our relatively low rate structured term borrowings may be called that can cause the costs of our interest-bearing liabilities to rise. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” for further information.

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

During 2007, the housing market in the United States began to experience significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates.  As a result of these trends, we are now seeing increases in delinquency and default rates particularly on construction loans in our primary area.  These trends, if they continue, or worsen, could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

Our operating expenses are higher than our peers and can negatively impact our future profitability if revenue growth slows or declines.

In order to execute upon our operating strategy of being a full-service financial solutions provider and in deepening customer relationships, we offer a broad array of retail banking, insurance and investment products and services.  Our consumer products and services have relatively lower average account balances and require more servicing.  Our operating strategy and our retail banking environment require a diverse infrastructure and multiple delivery channels, including 14 branch locations, in a community bank environment.  Consequently, our operating costs and efficiency ratio are higher than our peers.  Given the volume of our retail banking operations in proportion to the infrastructure, we anticipate continuing to have a relatively higher cost operation than our peers.  If we cannot grow our customer relationships and increase revenue, our net income could decline.

If our allowance for loan losses is not sufficient to cover future loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.27% of total loans and 1,625.55% of non-performing loans at December 31, 2007.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

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

The loss of the President and Chief Executive Officer or other executive officers could have a material adverse impact on our operations since they have been instrumental in managing the business affairs of the Company. If we were to lose these executive officers, the board of directors would most likely have to search outside of the Company for qualified, permanent replacements.  This search may be prolonged and there can be no assurance that we will be able to locate and hire qualified replacements in a timely manner.  For a discussion of Rainier Pacific Financial Group’s management, see “Item 1. Business - Personnel - Executive Officers of the Registrant.”

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock, and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (“Act”) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act.  This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock, and our ability to attract additional deposits.

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

We are subject to extensive federal and state regulation and supervision primarily through the Bank. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-bank enterprises to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1. "Business - How We Are Regulated."

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

We rely on dividends from our subsidiary for most of our holding company’s cash flow.

Rainier Pacific Financial Group is a separate and distinct legal entity from its subsidiary, Rainier Pacific Bank. Rainier Pacific Financial Group receives substantially all of its cash flow from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on our common stock and our operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See Item 1., "Business - How We Are Regulated."

Item 1B.  Unresolved Staff Comments

Not applicable.  Rainier Pacific Financial Group has not received any written comments from the SEC regarding its periodic or current reports under the Exchange Act that are unresolved.

Item 2.  Properties

At December 31, 2007, we had 14 full service branch offices, all of which we own except for our Gig Harbor North branch, our Proctor branch, and our 320th Street branch in the City of Federal Way.  On December 6, 2004, we moved to our new administrative offices located in the central business district of downtown Tacoma, Washington.  The new corporate office building was completed in December 2004 and contains approximately 60,000 square feet of mixed-use office and retail space, with the Bank occupying approximately 60% of the space for administrative offices and our downtown branch, with the remaining 40% leased to other unaffiliated organizations.  See Notes 5 and 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $32.9 million at December 31, 2007.  The net book value of the data processing and computer equipment utilized by us at December 31, 2007 was approximately $952,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date

Rainier Pacific Bank
ADMINISTRATIVE OFFICES: 1498 Pacific Avenue, Suite 400 Tacoma, WA 98402	Owned	N/A
BRANCH OFFICES:
Canyon Road* 11821 Canyon Road Puyallup, WA 98373	Owned	N/A

Crossings* 35007 Enchanted Parkway S Federal Way, WA 98003	Owned	N/A

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date
Downtown Tacoma 1498 Pacific Avenue Tacoma, WA 98402	Owned	N/A

Federal Way - 320th * 1900 South 320th Street Federal Way, WA 98003	Leased	12/31/2018

Gig Harbor - Pt. Fosdick* 3123 56th Street Court NW Gig Harbor, WA 98335	Owned	N/A

Gig Harbor North 4949 Borgen Boulevard, Suite 101 Gig Harbor, WA 98332	Leased	12/31/2011

Lakewood 6015 100th Street SW Lakewood, WA 98499	Owned	N/A

176th & Meridian* 17510 Meridian Puyallup, WA 98375	Owned	N/A
Pearl Street 1211 South Pearl Street Tacoma, WA 98465	Owned	N/A
26th & Proctor 2525 North Proctor Street Tacoma, WA 98406	Leased	7/31/2014

South Hill* 109 35th Avenue SE Puyallup, WA 98374	Owned	N/A
Spanaway* 16120 Pacific Avenue Spanaway, WA 98387	Owned	N/A

Twin Lakes* 33650 21st Avenue SW Federal Way, WA 98023	Owned	N/A

University Place* 4704 Bridgeport Way W University Place, WA 98466	Owned	N/A
________________
*           Drive-up ATM available.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2007, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Market, under the symbol "RPFG."  As of December 31, 2007, there were 6,466,633 shares of common stock issued and we had approximately 1,100 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

Dividend payments by Rainier Pacific Financial Group depend primarily on dividends it receives from Rainier Pacific Bank.  Under federal regulations, the dollar amount of dividends Rainier Pacific Bank may pay depends upon its capital position and recent net income.  Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations.  However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets.  For additional information, see Item 1, "Business - How We Are Regulated - Regulation and Supervision of Rainier Pacific Financial Group - Dividends."

The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the years ended December 31, 2007 and 2006.  The Company began trading on The Nasdaq Stock Market LLC on October 21, 2003.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2007

January 1 - March 31	$23.43	$19.41	$0.065
April 1 - June 30	22.54	16.75	0.065
July 1 - September 30	17.39	14.95	0.065
October 1 - December 31	17.19	14.46	0.065

Fiscal 2006

January 1 - March 31	$16.18	$14.99	$0.060
April 1 - June 30	18.59	16.29	0.060
July 1 - September 30	18.57	17.91	0.060
October 1 - December 31	19.83	18.10	0.060

Stock Purchases

On May 17, 2004, the Company announced a plan to repurchase 4%, or 337,714 shares, of Rainier Pacific Financial Group’s common stock to fund the 2004 Management Recognition Plan, which was completed on June 22, 2004 with the purchase of these shares at an average price of $16.21 per share.  On July 21, 2004, we announced our first general stock repurchase program to purchase 390,701 shares, which  was completed on October 15, 2004 with the purchase of these shares at an average price of $17.04.  During the remainder of the year ended December 31, 2004, we completed one additional stock repurchase program.  For the year ended December 31, 2005, we completed two additional stock repurchase programs.  We completed one additional stock repurchase program during the year ended December 31, 2006.  As of December 31, 2007, we had purchased a total of 2,304,107 of Rainier Pacific Financial Group shares at an average price of $17.08 per share, which represents 27.3% of the 8,442,840 shares that were issued when Rainier Pacific Financial Group went public in October 2003.  At December 31, 2007, we had a remaining authorization to purchase 114,483 shares under our February 22, 2006 repurchase plan.

The following table sets forth our purchases of Rainier Pacific Financial Group outstanding common stock during the fourth quarter of the year ended December 31, 2007.

			Total Number
			of Shares	Maximum
			Purchased as	Number
	Total		Part of	of Shares that
	Number of	Average	Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plans

October 1 - October 31	14,910	$16.67	14,910	149,010
November 1 - November 30	28,311	16.24	28,311	120,699
December 1 - December 31	6,216	15.25	6,216	114,483
Total	49,437	$16.25	49,437

We purchased 12,600 shares of Rainier Pacific Financial Group stock between January 1, 2008 and February 25, 2008.  On January 15, 2008, the Board of Directors authorized a 12-month extension of our February 22, 2006 repurchase program of 307,000 shares, which allows us to purchase an additional 101,883 shares of common stock through February 22, 2009.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2003, and is the base amount used in the graph.  The closing price of the Company’s Common Stock on December 31, 2003, 2004, 2005, 2006 and 2007, was $15.92, $17.90, $16.01, $19.83 and $14.81, respectively.

200
175
150
125
100
75
50
Rainier Pacific Financial Group, Inc.
Russell 2000 Index
Nasdaq Bank Index
SNL Thrift Index
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Rainier Pacific Financial Group, Inc.	100.00	113.84	103.28	129.66	98.27
Russell 2000 Index	100.00	118.44	123.91	146.77	144.48
Nasdaq Bank Index	100.00	113.67	111.47	126.88	101.62
SNL Thrift Index	100.00	109.79	110.53	125.08	72.35

 *Source: Bloomberg, SNL Services

Item 6.    Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated.  Certain reclassifications have been made to prior periods’ consolidated financial statements and/or schedules to conform to the current periods’ presentation.  Certain information for prior years has been restated in accordance with the SEC’s Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  See Note 1 to the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.   The effects of these changes are considered immaterial for any individual period.  The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION	2007	2006	2005	2004	2003
DATA:	(In Thousands)

Total assets	$878,864	$902,697	$870,843	$751,776	$685,295
Investment securities	125,868	134,734	147,735	84,043	93,598
Mortgage-backed securities	51,175	63,028	77,974	106,933	100,330
Loans, net	628,921	631,095	574,297	493,738	439,320
Deposits	461,487	457,425	438,030	344,916	315,380
Borrowed funds	320,454	345,395	340,240	295,722	237,105
Total shareholders’ equity	86,820	87,830	84,710	98,806	114,557

	Year Ended December 31,
OPERATING DATA:	2007	2006	2005	2004	2003
	(In Thousands)

Interest income	$57,743	$54,224	$43,149	$40,055	$38,092
Interest expense	31,444	29,240	18,737	11,775	11,167
Net interest income	26,299	24,984	24,412	28,280	26,925

Provision for loan losses	600	600	750	2,700	4,500

Net interest income after
provision for loan losses	25,699	24,384	23,662	25,580	22,425

Non-interest income	9,626	8,880	7,326	8,160	7,334
Non-interest expense	29,013	28,710	26,906	28,903	33,659

Income (loss) before provision for
federal income tax	6,312	4,554	4,082	4,837	(3,900)
Provision for federal income tax
expense (benefit)	2,458	1,769	1,535	1,365	(1,336)

Net income (loss)	$3,854	$2,785	$2,547	$3,472	$(2,564)

	At December 31,
OTHER DATA:	2007	2006	2005	2004	2003

Number of:
Real estate and construction loans outstanding	1,186	1,167	1,232	1,197	1,440
Consumer loans outstanding	18,706	20,853	21,536	23,050	23,488
Commercial business loans
outstanding	104	66	25	12	4
Deposit accounts	40,779	41,874	43,656	44,009	47,980
Full-service offices	14	14	13	12	11

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2007	2006	2005	2004	2003

Performance Ratios:
Return on assets (1)	0.43%	0.33%	0.34%	0.49%	(0.39)%
Return on equity (2)	4.32	3.45	3.04	3.33	(4.20)
Average equity-to-assets ratio (3)	9.93	9.55	11.23	14.82	9.33
Total equity-to-assets ratio (4)	9.88	9.73	9.73	13.14	16.72
Interest rate spread (5)	2.69	2.58	2.97	3.76	4.21
Net interest margin (6)	3.09	2.94	3.29	4.08	4.41
Average interest-earning assets to
average interest-bearing liabilities	110.93	110.25	112.60	118.92	111.07
Efficiency ratio (7)	80.76	84.78	84.78	79.32	98.24
Non-interest expenses as a
percent of average total assets	3.30	3.19	3.41	3.93	5.18

Capital Ratios:
Tier 1 leverage	9.80	9.30	9.93	13.02	16.01
Tier 1 risk-based	11.78	11.72	12.80	18.67	24.63
Total risk-based	12.88	12.89	14.05	19.93	25.89

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (8)	0.08	0.04	0.02	0.06	0.11
Non-performing assets as a
percent of total assets	0.06	0.03	0.02	0.05	0.13
Allowance for losses as a percent
of total loans (8)	1.27	1.30	1.47	1.79	1.84
Allowance for losses as a percent
of non-performing loans	1,625.55	3,436.93	7,541.23	2,964.03	1,734.11
Net charge-offs to average
outstanding loans (8)	0.13	0.15	0.22	0.41	0.57

(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.

(footnotes continued on following page)

(3)	Average equity divided by average total assets.
(4)	Total equity divided by total assets.
(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(8)	Total loans are net of deferred fees and costs.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; costs of constructing new buildings; time to lease excess space in Company-owned buildings; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statements.  These risks could cause our actual results beyond 2007 to differ materially from those expressed in any financial statements made by or on behalf of the Company.

General

Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowed funds).  Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, real estate lease income, and investment and insurance commissions.  Our results of operations are also affected by our provisions for loan losses and non-interest expenses.  Non-interest expenses consist primarily of compensation and benefits, occupancy, office operations and supplies, equipment, data processing, marketing, and, when applicable, deposit insurance premiums.  Our results of operations are also affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Our traditional banking services consist of attracting retail checking, money market, and certificates of deposit from the general public and small businesses; which we invest primarily in commercial real estate loans, multi-family real estate loans, real estate construction and land loans, one- to four-family real estate loans, a variety of consumer loans (e.g., credit cards, home equity, automobile), and commercial business loans.  We are a member of the Federal Home Loan Bank of Seattle and use borrowed funds as a funding source to supplement customer deposits for funding loans and investments and to assist us in managing liquidity and our interest rate risk.

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

We plan to continue growing our market share of local insured deposits and increasing our portfolio of commercial and multi-family real estate loans, construction loans, and commercial business loans over the next few years.  In addition, we will continue to seek acquisitions of small property and casualty insurance agencies in our local market area to grow and diversify our revenue base.

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

Our operating strategy is focused on continuing to build the value of our Company by profitably offering a broad array of financial products and services to residents and businesses located in our primary geographical market area of operation.  We plan to grow existing retail customer relationships, by gaining an increased proportion of their deposits, loans and investments, increasing our commercial and multi-family real estate loans, real estate construction and land loans, and small business loans that offer the greatest potential for future profits.  In addition, we intend to focus on the expansion and growth of products and services that provide the greatest potential for the generation of future recurring non-interest income, including property and casualty insurance services and growth of customer investment assets under administration.  We will seek to maintain favorable asset quality by using prudent underwriting standards, maintaining a low level of non-performing assets, and adequate loan loss reserves.

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

We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2007 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the current economic environment.  In 2007, the total loan portfolio decreased 0.4% to $637.0 million at December 31, 2007 from $639.4 million at December 31, 2006.  The recent weakness in one- to four-family home sales, slowdown in the economic environment, and portfolio growth during the last few years in our real estate construction and land, multi-family, and commercial real estate loans has increased our exposure to loan losses.  In September 2002, the Bank started making one- to four-family real estate construction and land loans.  As of December 31, 2007, real estate construction and land loans were 12.4% of the loan portfolio and totaled $78.8 million, a decrease of $908,000, or 1.1%, from $79.7 million in fiscal 2006.  This was, however, $62.6 million higher compared to $16.2 million for the year ended December 31, 2004.  In addition, the loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans.  At December 31, 2007, the multi-family and commercial real estate portfolios totaled $362.0 million, up from $358.9 million, $325.2 million, and $269.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.  In the December 31, 2007 allowance for loan loss review, we determined that the allowance was adequate at 1.27% of total loans, or $8.1 million compared to 1.30% of total loans or $8.3 million at December 31, 2006.  The decrease in the allowance is primarily a result of the changing composition of the loan portfolio with increased real estate secured loans and decreased consumer loans, lower historical loss experience, and improved credit quality.

The Bank recorded net charge-offs of $804,000, $914,000, $1.1 million, $2.0 million and $2.3 million during the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.  Consumer loans (including home equity) totaled $96.7 million, $106.1 million, $102.6 million, $116.8 million, and $129.9 million or 15.2%, 16.6%, 17.6%, 23.2%, and 29.0% of the loan portfolio at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.  Consumer loans, including home equity loans, account for essentially all of the Bank's charge-offs.

The provision for loan losses has fluctuated based upon the growth of the loan portfolio, the changing characteristics and composition of the portfolio, and the level of charge-offs and with consideration to the current economic environment.  The provision for loan losses was $600,000, $600,000, $750,000, $2.7 million and $4.5 million for the years ended 2007, 2006, 2005, 2004 and 2003, respectively.  If management's estimate of the allowance deviated by plus or minus 20% then the $8.1 million allowance at December 31, 2007 could either decrease to $6.6 million or increase to $9.9 million.  The provision for loan losses would then subsequently increase or decrease by $1.6 million, with net income correspondently increasing or decreasing by $1.1 million after federal income taxes.

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

Allowance for Loan Losses.  The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses.  Loans are charged off to the allowance for loan losses when the Company repossesses the collateral or the account is otherwise deemed uncollectible.  The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its loan portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed the estimates.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):
	At December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Total assets	$878,864	$902,697	$(23,833)	(2.6)%
Investment securities (1)	177,043	197,762	(20,719)	(10.5)
Interest-bearing deposits with banks	90	57	33	57.9
Loans, net	628,921	631,095	(2,174)	(0.3)
Deposits	461,487	457,425	4,062	0.9
Borrowed funds	320,454	345,395	(24,941)	(7.2)
Total shareholders’ equity	86,820	87,830	(1,010)	(1.1)
____________
(1) Includes mortgage-backed securities.

Total assets decreased by $23.8 million, or 2.6%, to $878.9 million at December 31, 2007 from $902.7 million at December 31, 2006. This decrease reflects a $20.7 million decline in the investment securities portfolio and a $2.2 million decline in the loan portfolio. The decline in investments was primarily due to principal payments made on mortgage-backed securities, as well as partial calls and a temporary decline in the market value of our trust preferred securities.  The decline in loans reflected a lower level of loan originations compared to prior year, a continued high level of commercial real estate and multi-family loan prepayments, and increased one- to four-family mortgage loan sales.  Deposits increased $4.1 million to $461.5 million from $457.4 million, resulting from increases in interest-bearing customer deposits, primarily money market accounts. Shareholders' equity decreased $1.0 million to $86.8 million at December 31, 2007 from $87.8 million at December 31, 2006, primarily due to the temporary decline in market value of our trust preferred securities, partially offset by the net income earned for the year ended December 31, 2007.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2007		2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One- to four-family residential	$76,882	12.1%	$81,542	12.8%	$(4,660)	(5.7)%
Five or more family residential	149,080	23.4	163,060	25.5	(13,980)	(8.6)
Non-residential commercial	212,901	33.4	195,854	30.6	17,047	8.7
Total real estate	438,863	68.9	440,456	68.9	(1,593)	(0.4)

Real estate construction and land:
One- to four-family residential	73,114	11.5	75,508	11.8	(2,394)	(3.2)
Five or more family residential	1,839	0.3	4,180	0.7	(2,341)	(56.0)
Non-residential commercial	3,827	0.6	--	--	3,827	100.0
Total real estate construction and land	78,780	12.4	79,688	12.5	(908)	(1.1)

(table continued on following page)

	At December 31,
	2007		2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Consumer:
Automobile	20,798	3.3	31,888	5.0	(11,090)	(34.8)
Home equity loans	45,293	7.1	42,718	6.7	2,575	6.0
Credit cards	23,172	3.6	23,327	3.6	(155)	(0.7)
Other	7,411	1.2	8,179	1.3	(768)	(9.4)
Total consumer	96,674	15.2	106,112	16.6	(9,438)	(8.9)

Commercial business	22,683	3.6	13,122	2.0	9,561	72.9

Total loans	637,000	100.00%	639,378	100.0%	(2,378)	(0.4)

Allowance for loan losses	(8,079)		(8,283)		204	(2.5)

Loans, net	$628,921		$631,095		$(2,174)	(0.3)%
Our net loan portfolio decreased $2.2 million, or 0.3%, to $628.9 million at December 31, 2007 from $631.1 million at December 31, 2006. This decrease was primarily attributable to a $14.0 million, or 8.6% decline in our multi-family residential loans and lower automobile loan portfolio balances, which decreased $11.1 million, or 34.8%.   Additionally, one- to four-family loans decreased $4.7 million, or 5.7% as a result of $23.7 million in sales during the year in this category.  The decline in multi-family real estate loans was largely due to $34.5 million in prepayments while the decline in our auto loan portfolio was the result of our decision to reduce the origination volume of higher risk indirect auto loans during 2007.  Partially offsetting these decreases were commercial real estate loans, which increased $17.0 million, commercial business loans, which increased $9.6 million, and home equity loans, which increased $2.6 million. Total loans secured by real estate were relatively unchanged at $562.9 million at year-end December 31, 2007 and 2006.  Subject to market conditions, we will continue to focus on growing our real estate secured loans, primarily multi-family and commercial real estate loans.

             Investments. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Available-for-sale investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost.  Our investment in the Federal Home Loan Bank of Seattle's common stock is presented at cost and for reference purposes only (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Available-for-sale:
U.S. Government agencies	$5,705	$5,565	$140	2.5%
Corporate securities	5,023	5,077	(54)	(1.1)
Trust preferred securities	102,356	111,312	(8,956)	(8.0)
Mortgage-backed securities	18,203	23,156	(4,953)	(21.4)
Total available-for-sale	131,287	145,110	(13,823)	(9.5)

(table continued on following page)

	At December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Held-to-maturity:
Municipal obligations	12,784	12,780	4	--
Mortgage-backed securities	32,972	39,872	(6,900)	(17.3)
Total held-to-maturity	45,756	52,652	(6,896)	(13.1)

Total Investment Securities	177,043	197,762	(20,719)	(10.5)

Federal Home Loan Bank of Seattle stock	13,712	13,712	--	--

Total	$190,755	$211,474	$(20,719)	(9.8)%

Our investment securities portfolio decreased by $20.7 million, or 10.5%, to $177.0 million at December 31, 2007 from $197.8 million at December 31, 2006. The decrease was primarily attributable to $11.9 million in principal payments on mortgage-backed securities and $2.5 million in partial calls on trust preferred securities.  Additionally, the mark-to-market value adjustment on available-for-sale securities experienced a temporary decline of $5.7 million primarily as the result of market valuation changes, not investment grade changes, on our trust preferred securities portfolio.  The decline in value on the trust preferred securities is a result of spreads increasing in response to the credit markets tightening during the fourth quarter.

Deposits. The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):
	At December 31,
	2007		2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$33,924	7.4%	$33,722	7.4%	$202	0.6%
Interest-bearing checking	41,083	8.9	41,548	9.1	(465)	(1.1)
Savings accounts	28,397	6.1	30,487	6.7	(2,090)	(6.9)
Money market accounts	117,626	25.5	108,990	23.8	8,636	7.9
IRA accounts	5,713	1.2	5,605	1.2	108	1.9
Certificates of deposit	234,744	50.9	237,073	51.8	(2,329)	(1.0)
Total deposits	$461,487	100.0%	$457,425	100.0%	$4,062	0.9%

Core deposits	$226,743	49.1%	$220,352	48.2%	$6,391	2.9%
Non-core deposits	234,744	50.9	237,073	51.8	(2,329)	(1.0)
Total deposits	$461,487	100.0%	$457,425	100.0%	$4,062	0.9%

           Our deposits increased $4.1 million, or 0.9%, to $461.5 million at December 31, 2007 from $457.4 million at December 31, 2006. Interest-bearing deposits increased by $3.9 million, or 0.9% and non-interest bearing deposits were up $202,000.  Our deposit mix at the end of the year included 49.1% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at December 31, 2007 included $60.9 million of brokered certificates of deposit, an increase of $10.0 million from the $50.9 million of brokered certificates of deposit at December 31, 2006.

    Borrowings. The Federal Home Loan Bank of Seattle advances decreased $24.9 million, or 7.2%, to $320.5 million at December, 2007 from $345.4 million at December 31, 2006. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We also utilize borrowings from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

Capital. Total shareholders' equity decreased $1.0 million, or 1.1%, to $86.8 million at December 31, 2007 from $87.8 million at December 31, 2006. This decrease in equity was the result of a $3.8 million unrealized loss, net of tax, for a temporary decline in the market value of our available-for-sale securities, $2.1 million in common stock repurchases, and $1.7 million in cash dividends paid to shareholders.  Partially offsetting these decreases was net income of $3.9 million and $2.7 million in positive equity adjustments related to stock compensation and benefits. As a result of these factors, and the $23.8 million decrease in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States increased to 9.88% for December 31, 2007, compared to 9.73% for December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Net interest income	$26,299	$24,984	$1,315	5.3%
Non-interest income	9,626	8,880	746	8.4
Total revenue	35,925	33,864	2,061	6.1
Provision for loan losses	600	600	--	--
Non-interest expense	29,013	28,710	303	1.1
Net income	3,854	2,785	1,069	38.4

Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Interest income:
Loans	$47,179	$43,040	$4,139	9.6%
Securities available-for-sale	8,201	8,212	(11)	(0.1)
Securities held-to-maturity	2,150	2,663	(513)	(19.3)
Interest-bearing deposits	131	295	(164)	(55.6)
Federal Home Loan Bank stock dividends	82	14	68	485.7
Total interest income	57,743	54,224	3,519	6.5

Interest expense:
Deposits	16,228	14,220	2,008	14.1
Borrowed funds	15,216	15,020	196	1.3
Total interest expense	31,444	29,240	2,204	7.5

Net interest income	$26,299	$24,984	$1,315	5.3%

Our net interest income increased to $26.3 million for the year ended December 31, 2007, compared to $25.0 million for the year ended December 31, 2006. The $1.3 million increase in net interest income resulted from increased interest income of $3.5 million, which was partially offset by the increase in our interest expense of $2.2 million. Our interest rate spread increased 11 basis points to 2.69% for the year ended December 31, 2007, from

2.58% for the year ended December 31, 2006, primarily due to yield increases in our loan and investment portfolios, which was greater than the increase in our cost of deposits.

Interest Income. Our interest income increased $3.5 million, or 6.5%, to $57.7 million for the year ended December 31, 2007 from $54.2 million for the year ended December 31, 2006. Interest earned on loans for the year ended December 31, 2007 and 2006 was $47.2 million and $43.0 million, respectively. The average yield on total loans was 7.35% for the year ended December 31, 2007 compared to 7.03% for the year ended December 31, 2006. The average balance of total loans also increased by $30.4 million to $642.1 million for the year ended December 31, 2007 from $611.7 million for the year ended December 31, 2006. A significant portion of the loan portfolio consists of real estate secured loans which do not immediately re-price when interest rates change. Real estate construction and land loans, home equity lines of credit, credit card loans, and a large portion of our commercial business loans, however, readily re-price when short-term interest rates change. The increase in yield on these loan products, combined with the increase in average balance of loans, primarily contributed to the increased interest income on loans.

Interest income on investment securities (including mortgage-backed securities) decreased only $524,000, or 4.8%, to $10.4 million for the year ended December 31, 2007 despite a $28.0 million decrease in the average balance of investment securities. The average balance of investment securities (including mortgage-backed securities) for the years ended December 31, 2007 and 2006 was $190.4 million and $218.5 million, respectively. The average yield on investment securities increased to 5.43% for the year ended December 31, 2007 from 4.98% for the year ended December 31, 2006, primarily as a result of floating rate trust preferred securities repricing upwards due to the increases in short-term interest rates during most of 2007.

Interest Expense. Our interest expense increased $2.2 million, or 7.5%, to $31.4 million for the year ended December 31, 2007 from $29.2 million for the year ended December 31, 2006. In addition to an increase in the average balances of our deposits, rising market rates increased our deposit and borrowing costs.

Interest expense on deposits increased $2.0 million, or 14.1%, to $16.2 million for the year ended December 31, 2007 from $14.2 million for the year ended December 31, 2006. The average cost of deposits increased 39 basis points to 3.82% for the year ended December 31, 2007 from 3.43% for the year ended December 31, 2006. This increase in deposit costs for the year ended December 31, 2007 was primarily a result of an average balance increase of $25.2 million in higher cost money market deposit accounts, partially offset by an average balance decrease of $13.8 million in higher cost certificates of deposits.

Interest expense on borrowed funds increased $196,000, or 1.3%, to $15.2 million for the year ended December 31, 2007 from $15.0 million for the year ended December 31, 2006.  The increase was solely due to a cost increase as average balances of Federal Home Loan Bank of Seattle advances decreased $16.2 million to $339.6 million for the year ended December 31, 2007 from $355.8 million for the year ended December 31, 2006. The cost of borrowed funds increased 26 basis points to 4.48% for the year ended December 31, 2007 from 4.22% for the year ended December 31, 2006 as lower rate fixed-rate advances matured.

Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Allowance at beginning of period	$8,283	$8,597	$(314)	(3.7)%
Provision for loan losses	600	600	--	--
Recoveries	265	220	45	5.7
Charge-offs	(1,069)	(1,134)	65	20.5
Allowance at end of period	$8,079	$8,283	$(204)	(2.5)%

       Our provision for loan losses was unchanged at $600,000 for the years ended December 31, 2007 and December 31, 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.27% at December 31, 2007 from 1.30% at December 31, 2006. The decrease in the allowance ratio and total allowance was largely the result of good credit quality as our loan portfolio contained more real estate secured loans, which have historically experienced a very low level of losses, and a decrease in non-real estate-secured consumer loans, which have historically experienced higher losses. At December 31, 2007, the allowance for loan losses totaled $8.1 million compared to $8.3 million at December 31, 2006.

Management believes our allowance for loan losses as of December 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance were reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Deposit service fees	$3,496	$3,520	$(24)	(0.7)%
Loans service fees	1,314	1,188	126	10.6
Insurance service fees	2,312	2,078	234	11.3
Investment service fees	580	557	23	4.1
Real estate lease income	1,112	1,139	(27)	(2.4)
Gain on sale of securities, net	--	3	(3)	(100.0)
Gain on sale of loans, net	379	278	101	36.3
Gain on sale of premises
and equipment, net	10	7	3	42.9
Other operating income	423	110	313	284.5
Total non-interest income	$9,626	$8,880	$746	8.4%

Our non-interest income for the year ended December 31, 2007 increased $746,000, or 8.4%, to $9.6 million from $8.9 million for the year ended December 31, 2006, primarily a result of increases in other operating income of $313,000, insurance service fees of $234,000, loan service fees of $126,000, and net gain on sale of loans  of $101,000.  Excluding a $325,000 non-recurring settlement of a claim against one of our software vendors, non-interest income for 2007 was $9.3 million, up 4.7% compared to 2006.  Insurance services fees increased primarily due to the purchase of two small property and casualty insurance books of business in 2007.  Loan service fees increased $126,000 to $1.3 million in 2007 as a result of a $114,000 increase in loan modification and extension fees.  Gain on sale of loans, net increased $101,000 to $379,000 for year ended December 31, 2007 as a result of increased one- to four-family fixed rate loans sales during the year.  Partially offsetting these increases was real estate lease income, which declined $27,000 as two of our tenants’ leases ended in the later half of 2007.  Additionally, deposit services fees decreased $24,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net increase of $23,000.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Compensation and benefits	$16,341	$15,784	$557	3.5%
Office operations	3,962	5,155	(1,193)	(23.1)
Occupancy	2,580	2,628	(48)	(1.8)
Loan servicing	498	529	(31)	(5.9)
Outside and professional services	1,366	1,301	65	5.0
Marketing	1,036	946	90	9.5
Other operating expenses	3,230	2,367	863	36.5
Total non-interest expense	$29,013	$28,710	$303	1.1%

Non-interest expense increased $303,000, or 1.1%, to $29.0 million for the year ended December 31, 2007 from $28.7 million for the year ended December 31, 2006. The increase in the current year was primarily attributable to increases in other operating expense of $863,000 and compensation and benefits of $557,000, partially offset by a $1.2 million decrease in office operations expense.

The $863,000 increase in other operating expense was primarily attributable to higher expenses in five areas.  We incurred a $173,000 non-recurring expense related to our share of litigation settlements between VISA USA Inc. and its member banks and American Express and Discover Financial Services.  Deposit insurance expense totaled $258,000 as the Bank was subject to FDIC deposit insurance premiums in 2007.  Additionally, business and occupation tax expense increased $131,000 for the year ended December 31, 2007, due to increased revenue, while safety and soundness examination fees increased $91,000 as a result of a bi-annual state examination.  The fifth other major operating expense increase for 2007 was $70,000 in operational losses, which included the charge-off of uncollectible items related to overdrafts from VISA debit/check cards, fraud, and checks.

Compensation and benefits increased $557,000, or 3.5%, to $16.3 million for the year ended December 31, 2007 from $15.8 million for the year ended December 31, 2006.  The increase was the result of increased base pay, primarily as a result of higher position values for 2007 compared to 2006, as well as an increase of full-time equivalent employees.

Partially offsetting the increases was a decrease in office operations expense of $1.2 million, or 23.1% to $4.0 million for the year ended December 31, 2007 from $5.2 million for the year ended December 31, 2006.  The decrease was primarily attributable to a $1.3 million decrease in depreciation expense as our primary operating software became fully depreciated in November of 2006.

All other non-interest expenses increased by a net amount of $76,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Total assets	$902,697	$870,843	$31,854	3.7%
Investment securities	197,762	225,709	(27,947)	(12.4)
Interest-bearing deposits with banks	57	3,836	(3,779)	(98.5)
Loans, net	631,095	574,297	56,798	9.9
Deposits	457,425	438,030	19,395	4.4
Borrowed funds	345,395	340,240	5,155	1.5
Total shareholder’s equity	87,830	84,710	3,120	3.7

    Total assets increased by $31.9 million, or 3.7%, to $902.7 million at December 31, 2006 from $870.8 million at December 31, 2005. This increase reflects loan portfolio growth of $56.8 million to $631.1 million from $574.3 million, partially offset by a decrease of $27.9 million in investment securities. The growth in loans was primarily funded by maturing investment securities and increased customer deposits. Deposits increased $19.4 million to $457.4 million from $438.0 million, resulting from increases in interest-bearing customer deposits. Shareholders' equity increased $3.1 million to $87.8 million at December 31, 2006 from $84.7 million at December 31, 2005, primarily due to the net income earned during the year ended December 31, 2006.

    Loans. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2006		2005		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One-to four-family residential	$81,542	12.8%	$84,903	14.6%	$(3,361)	(4.0)%
Five or more family residential	163,060	25.5	158,997	27.3	4,063	2.6
Commercial	195,854	30.6	166,242	28.5	29,612	17.8
Total real estate	440,456	68.9	410,142	70.4	30,314	7.4

Real estate construction and land:
One-to four-family	75,508	11.8	53,247	9.1	22,261	41.8
Five or more family residential	4,180	0.7	4,859	0.8	(679)	(14.0)
Commercial	--	--	2,795	0.5	(2,795)	(100.0)
Total real estate
construction and land	79,688	12.5	60,901	10.4	18,787	30.8

Consumer:
Automobile	31,888	5.0	39,429	6.8	(7,541)	(19.1)
Home equity loan	42,718	6.7	31,948	5.5	10,770	33.7
Credit cards	23,327	3.6	22,054	3.8	1,273	5.8
Other	8,179	1.3	9,126	1.5	(1,017)	(11.1)
Total consumer	106,112	16.6	102,627	17.6	3,485	3.4

Commercial business	13,122	2.0	9,224	1.6	3,898	42.3

Total Loans	639,378	100.0%	582,894	100.0%	56,484	9.7

Allowance for loan losses	(8,283)		(8,597)		314	(3.7)

Loans, net	$631,095		$574,297		$56,798	9.9%

Our net loan portfolio increased $56.8 million, or 9.9%, to $631.1 million at December 31, 2006 from $574.3 million at December 31, 2005. This increase was primarily attributable to the growth of our commercial real estate loans, which increased $29.6 million or 17.8%; one- to four-family residential construction and land loans, which increased $22.3 million, or 41.8%; and home equity loans, which increased $10.8 million, or 33.7%. Additional growth in the loan portfolio was generated in multi-family real estate loans, which increased $4.1 million or 2.6%; commercial business loans, which increased $3.9 million, or 42.3%; and the Visa portfolio, which increased $1.3 million, or 5.8%. These increases were partially offset by declines in the automobile loan portfolio, which decreased $7.5 million, or 19.1% and commercial residential and non-residential construction loans, which decreased $3.5 million, or 45.4%.  Additionally, one- to four-family residential loans decreased $3.4 million, or 4.0% primarily as a result of $19.6 million in sales in this category. Total loans secured by real estate increased $59.9 million, or 11.9%, to $562.9 million at December 31, 2006 from $503.0 million at December 31, 2005.

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

	At December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Available -for-sale:
U.S. Government agencies	$5,565	$5,495	$70	1.3%
Corporate securities	5,077	5,158	(81)	(1.6)
Trust preferred securities	111,312	104,306	7,006	6.7
Mortgage-backed securities	23,156	29,253	(6,097)	(20.8)
Total available-for-sale	145,110	144,212	898	0.6

Held-to-maturity:
U.S. Government agencies	--	20,000	(20,000)	(100.0)
Municipal obligations	12,780	12,776	4	--
Mortgage-backed securities	39,872	48,721	(8,849)	(18.2)
Total held-to-maturity	52,652	81,497	(28,845)	(35.4)

Total Investment Securities	197,762	225,709	(27,947)	(12.4)

Federal Home Loan Bank of Seattle stock	13,712	13,712	--	--

Total	$211,474	$239,421	$(27,947)	(11.7)%

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

Deposits. The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31, 2006		At December 31,2005		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$33,722	7.4%	$31,065	7.1%	$2,657	8.6%
Interest-bearing checking	41,548	9.1	33,476	7.6	8,072	24.1
Savings account	30,487	6.7	34,214	7.8	(3,727)	(10.9)
Money market accounts	108,990	23.8	88,459	20.2	20,531	23.2
IRA accounts	5,605	1.2	6,830	1.6	(1,225)	(17.9)
Certificates of deposit	237,073	51.8	243,986	55.7	(6,913)	(2.8)
Total deposits	$457,425	100.0%	$438,030	100.0%	$19,395	4.4%

Core deposits	$220,352	48.2%	$194,044	44.3%	$26,308	13.6%
Non-core deposits	237,073	51.8	243,986	55.7	(6,913)	(2.8)
Total deposits	$457,425	100.0%	$438,030	100.0%	$19,395	4.4%

Our deposits increased $19.4 million, or 4.4%, to $457.4 million at December 31, 2006 from $438.0 million at December 31, 2005. Interest-bearing deposits increased by $16.7 million, or 4.1% and non-interest bearing deposits were up $2.7 million. Our deposit mix at the end of the year included 48.2% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at December 31, 2006 included $50.9 million of brokered certificates of deposit, a decline of $1.3 million from the $52.2 million of brokered certificates of deposit at December 31, 2005.

Borrowings. The Federal Home Loan Bank of Seattle advances increased $5.2 million, or 1.5%, to $345.4 million at December, 2006 from $340.2 million at December 31, 2005. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowings from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

Capital. Total shareholders' equity increased $3.1 million, or 3.7%, to $87.8 million at December 31, 2006 from $84.7 million at December 31, 2005. The increase in equity from December 31, 2005 to December 31, 2006 was the result of $2.8 million in net income, $3.0 million in positive equity adjustments related to stock compensation and benefits, and $635,000 in unrealized gains on securities. The $6.5 million of positive equity items were offset by $1.7 million of common stock repurchases and $1.6 million of dividends paid to shareholders. As a result of these factors, and the $31.9 million increase in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States was relatively unchanged at 9.73% for December 31, 2006 and December 31, 2005.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

The following table sets forth detailed information concerning the Company’s results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Net interest income	$24,984	$24,412	$572	2.3%
Non-interest income	8,880	7,326	1,554	21.2
Total revenue	33,864	31,738	2,126	6.7
Provision for loan losses	600	750	(150)	(20.0)
Non-interest expense	28,710	26,906	1,804	6.7
Net income	2,785	2,547	238	9.3

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Interest income:
Loans	$43,040	$35,022	$8,018	22.9%
Securities available-for-sale	8,212	4,816	3,396	70.5
Securities held-to-maturity	2,663	3,199	(536)	(16.8)
Interest-bearing deposits	295	58	237	48.6
Federal Home Loan Bank stock dividends	14	54	(40)	(74.1)
Total interest income	54,224	43,149	11,075	25.7

Interest expense:
Deposits	14,220	7,462	6,758	90.6
Borrowed funds	15,020	11,275	3,745	33.2
Total interest expense	29,240	18,737	10,503	56.1

Net interest income	$24,984	$24,412	$572	2.3%

Our net interest income increased to $25.0 million for the year ended December 31, 2006, compared to $24.4 million for the year ended December 31, 2005. The $572,000 increase in net interest income resulted from increased interest income of $11.1 million, which was largely offset by the higher increase in our interest expense. Our interest rate spread decreased to 2.58%, or 39 basis points, for the year ended December 31, 2006, from 2.97% for the year ended December 31, 2005, due to the impact of rising short-term rates and a slightly inverted yield curve that caused our liability costs to rise more rapidly than our yields on earning assets. A $108.9 million increase in the average balance of interest-earning assets for the year ended December 31, 2006 offset the impact of this margin compression and resulted in a $572,000 increase in net interest income for 2006 compared to 2005.

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

Interest income on investment securities (including mortgage-backed securities) increased $2.9 million, or 35.7%, to $10.9 million for the year ended December 31, 2006 from $8.0 million for the year ended December 31, 2005 as a result of a higher average balance and yields on investment securities. The average balance of investment securities for the year ended December 31, 2006 and 2005 was $218.5 million and $199.6 million, respectively. The average yield on investment securities increased to 4.98% for the year ended December 31, 2006 from 4.01% for the year ended December 31, 2005, primarily as a result of floating rate trust preferred securities repricing upward as short-term interest rates rose through mid-2006.

Interest Expense. Our interest expense increased $10.5 million, or 56.1%, to $29.2 million for the year ended December 31, 2006 from $18.7 million for the year ended December 31, 2005. In addition to an increase in the average balances of our deposits and borrowings, rising market rates increased our deposit and borrowing costs.

Interest expense on deposits increased $6.7 million, or 90.6%, to $14.2 million for the year ended December 31, 2006 from $7.5 million for the year ended December 31, 2005. The average cost of deposits increased 129 basis points to 3.43% for the year ended December 31, 2006 from 2.14% for the year ended December 31, 2005. This increase in deposit costs for the year ended December 31, 2006 was primarily a result of higher rates paid on money market and certificate of deposits and an increase in average balances of $44.5 million in certificates of deposit and brokered deposit accounts, $19.8 million in interest bearing checking accounts, and $6.8 million in money market accounts.

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

Provision for Loan Losses.  The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Allowance at beginning of period	$8,597	$8,981	$(384)	(4.3)%
Provision for loan losses	600	750	(150)	(20.0)
Recoveries	220	373	(153)	(41.0)
Charge-offs	(1,134)	(1,507)	373	24.8
Allowance at end of period	$8,283	$8,597	$(314)	(3.7)%

Our provision for loan losses decreased $150,000, or 20.0% to $600,000 for the year ended December 31, 2006 from $750,000 for the year ended December 31, 2005. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.30% at December 31, 2006 from 1.47% at December 31, 2005. The decrease in the allowance ratio and total allowance was largely the result of the improved credit quality of the loan portfolio due primarily to growth in real estate secured loans, which have historically experienced a very low level of losses, and a decreased balance of consumer loans (excluding home equity loans), which have historically experienced higher losses, and improved credit quality of the loan portfolio. At December 31, 2006, the allowance for loan losses totaled $8.3 million compared to $8.6 million at December 31, 2005.

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

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Deposit service fees	$3,520	$3,709	$(189)	(5.1)%
Loans service fees	1,188	1,008	180	17.9
Insurance service fees	2,078	597	1,481	248.1
Investment service fees	557	509	48	9.4
Real estate lease income	1,139	629	510	81.1
Gain/(loss) on sale of securities, net	3	(2)	5	250.0
Gain on sale of loans, net	278	494	(216)	(43.7)
Gain on sale of premises
and equipment, net	7	349	(342)	(98.0)
Other operating income	110	33	77	233.3
Total non-interest income	$8,880	$7,326	$1,554	21.2%

Our non-interest income for the year ended December 31, 2006 increased $1.6 million, or 21.2%, to $8.9 million from $7.3 million for the year ended December 31, 2005, primarily a result of increases in insurance service fees of $1.5 million and real estate lease income of $510,000. The purchase of the Christopherson-Boze and Holman Insurance Agencies, completed on January 3, 2006, provided the primary contribution to the $1.5 million increase in insurance service fee income. The Bank's administrative office building was fully leased during the year ending December 31, 2006, which contributed $458,000 of the $510,000 increase in real estate lease income, as the administrative office was not fully leased until September 2005. Partially offsetting these increases was a $216,000 decline in the gain on sale of loans for the comparative periods as a result of a lower level of originations of one- to four-family residential real estate loans during the year ended December 31, 2006. The one- to four-family mortgages we originate are primarily refinanced mortgages.  Based on the current interest rate environment, consumer demand for mortgage refinances declined during the year providing for a lower volume of one- to four-family loan origination and sales.  Additionally, deposit services fees decreased $189,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net decrease of $32,000.

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

Compensation and benefits increased $1.5 million, or 10.6%, to $15.8 million for the year ended December 31, 2006 from $14.3 million for the year ended December 31, 2005, primarily as a result of $594,000 associated with additional employees hired in connection with the acquisition of the Christopherson-Boze and Holman Insurance Agencies in January 2006, $477,000 related to expensing previously granted stock options, and costs related to additional staff expense associated with the opening of a new branch in July 2006.

Occupancy expense increased $488,000, or 22.8%, primarily as a result of a $175,000 increase in the amortization of capitalized tenant and leasehold improvements, a $132,000 increase in utilities and building maintenance, and a $76,000 increase in rent expense related to the operations of the Christopherson-Boze and Holman Insurance Agencies.

The $243,000 increase in other operating expense was primarily attributable to a $226,000 increase in the amortization of our intangible assets as a result of acquiring two insurance agencies, and increases in various other operating expenses.

All other non-interest expenses decreased by a net amount of $435,000 for the year ended December 31, 2006 compared to year ended December 31, 2005.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Total loans (1)	$642,120	$47,179	7.35%	$611,727	$43,040	7.03%	$526,009	$35,022	6.66%
Mortgage-backed securities	57,595	2,517	4.37	71,262	2,977	4.18	92,619	3,564	3.85
Investment securities	132,828	7,834	5.90	147,198	7,898	4.92	107,010	4,451	4.16
Federal Home Loan Bank stock	13,712	82	0.60	13,712	14	0.10	13,624	54	0.40
Interest-bearing deposits in other banks	2,571	131	5.09	5,926	295	4.98	1,666	58	3.48
Total interest-earning assets	848,826	57,743	6.80	849,825	54,224	6.38	740,928	43,149	5.82

Non-interest-earning assets	49,196			49,059			47,769

Total assets	$898,022			$898,884			$788,697

Interest-bearing liabilities:
Savings accounts	$31,641	80	0.26	$34,942	93	0.27	$40,014	118	0.29
Interest-bearing checking accounts	41,791	624	1.49	39,323	749	1.90	19,557	164	0.84
Money market deposit accounts	123,802	4,562	3.69	98,562	3,094	3.13	91,720	1,497	1.63
Certificates of deposit	228,382	10,962	4.80	242,187	10,284	4.25	197,844	5,683	2.87
Total deposits	425,616	16,228	3.82	415,014	14,220	3.43	349,135	7,462	2.14

Federal Home Loan Bank advances (2)	339,564	15,216	4.48	355,776	15,020	4.22	308,891	11,275	3.65

Total interest-bearing liabilities	765,180	31,444	4.11	770,790	29,240	3.80	658,026	18,737	2.85

Non-interest-bearing liabilities:
Non-interest-bearing checking accounts	33,122			29,401			30,060
Other	10,576			12,882			12,042

Total non-interest-bearing liabilities	43,698			42,283			42,102

Total liabilities	808,878			813,073			700,128

Equity	89,144			85,811			88,569

Total liabilities and equity	$898,022			$898,884			$788,697

Net interest income		$26,299			$24,984			$24,412
Interest rate spread			2.69%			2.58%			2.97%
Net interest margin (3)		3.09%			2.94%			3.29%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	110.93%			110.25%			112.60%
___________________________
(1)	Average total loans includes non-performing loans and is net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
(2)	The 2006 interest expense was reduced by a capitalized interest credit of $24,000 from the construction of a new branch in 2006.
(3)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth, for the periods and at the dates indicated, the weighted average yields earned on Rainier Pacific Bank's assets, the weighted average interest rates paid on Rainier Pacific Bank's liabilities, together with the interest rate spread and net yield on interest-earning assets.

	At
	December 31,	Year Ended December 31,
	2007	2007	2006	2005

Weighted average yield on:
Total loans (1)	7.24%	7.35%	7.03%	6.66%
Mortgage-backed securities	4.66	4.37	4.18	3.85
Investment securities	5.77	5.90	4.92	4.16
Federal Home Loan Bank stock	0.60	0.60	0.10	0.40
Interest-bearing deposits in other banks	3.65	5.09	4.98	3.48
Total interest-earning assets	6.74	6.80	6.38	5.82

Weighted average rate on:
Savings accounts	0.26	0.26	0.27	0.29
Interest-bearing checking accounts	0.69	1.49	1.90	0.84
Money market deposit accounts	3.48	3.69	3.13	1.63
Certificates of deposit	4.73	4.80	4.25	2.87
Total average deposits	3.69	3.82	3.43	2.14
Federal Home Loan Bank advances	4.42	4.48	4.22	3.65
Total interest-bearing liabilities	4.00	4.11	3.80	2.85

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	2.74%	2.69%	2.58%	2.97%

Net interest margin (2)		3.09%	2.94%	3.29%
________________
(1)
Weighted average rate earned on loans at December 31, 2007 does not include a yield adjustment for deferred loan fees/costs.  The weighted average rate earned on loans for the years ended December 31, 2007, 2006 and 2005 includes a yield adjustment for deferred loan fees from the actual amortization of net loan fees.  Total loans net of deferred loan fees/costs were used to calculate the yield on total interest-earning assets.

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

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to				Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume (1)	Total	Volume	Rate	Volume (1)	Total
	(In Thousands)
Interest-earning assets:
Loans	$2,140	$1,896	$103	$4,139	$5,709	$1,999	$310	$8,018
Mortgage-backed securities	(571)	135	(24)	(460)	(822)	306	(71)	(587)
Investment securities	(772)	780	(72)	(64)	1,672	1,295	480	3,447
Federal Home Loan Bank stock	--	68	--	68	--	(40)	--	(40)
Interest-bearing deposits in
other banks	(167)	7	(4)	(164)	148	25	64	237

Total net change in income on
interest-earning assets	$630	$2,886	$3	3,519	$6,707	$3,585	$783	11,075

Interest-bearing liabilities:
Savings accounts	$(10)	$--	$--	(10)	$(15)	$(12)	$2	(25)
Interest-bearing checking
accounts	47	(161)	(11)	(125)	166	209	210	585
Money market deposit accounts	793	542	133	1,468	112	1,385	100	1,597
Certificates of deposit	(587)	1,332	(70)	675	1,273	2,710	618	4,601
Total deposits	243	1,713	52	2,008	1,536	4,292	930	6,758
Federal Home Loan Bank
advances	(684)	915	45	196	1,711	1,767	267	3,745

Total net change in expense on
interest-bearing liabilities	$(441)	$2,638	$7	2,204	$3,247	$6,059	$1,197	10,503

Net increase in net interest income				$1,315				$572

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

Asset and Liability Management and Market Risk

General. Rainier Pacific Bank's board of directors has established asset liability management policies to guide management in managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability.  The policy includes the use of an asset liability management committee whose members primarily consist of the members of senior management.  The committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and board-approved policies.  The asset liability management committee meets twice a month to review various areas including:

•	economic conditions;
•	interest rate outlook;
•	current and projected liquidity needs;
•	asset/liability mix;
•	interest rate risk sensitivity;
•	current market opportunities to promote specific products;
•	loan and deposit product pricing;
•	historical financial results;
•	projected financial results; and
•	capital position.

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

How We Measure the Risk of Interest Rate Changes.  We monitor the Bank’s profitability on a monthly basis through the use of income simulations using internally managed forecasting software and measure our interest rate sensitivity on a quarterly basis through internal simulations and a service offered by an outside provider.  Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates.  Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.  Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.  In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

We use three primary measures to assess the level of interest rate risk associated with the Bank’s assets and liabilities: the change in net income, the change in net interest income, and the change in the net portfolio value of equity.  These measures provide guidance related to the level of capital the Bank will maintain.  Our policies require the Bank hold more capital when higher levels of interest rate risk are identified in our measures and to develop a plan to reduce interest rate risk if certain policy parameters are exceeded as a result of pre-defined interest rate risk stress tests.  At December 31, 2007, the change in net income, net interest income and net portfolio value of equity results were within policy.  Based on the results of these measures, the Bank is maintaining a minimum 8.00% capital ratio (total equity divided by total assets under generally accepted accounting principles) and is taking actions consistent with its business plan to reduce interest rate risk and increase earnings.  The percentage change or sensitivity in net income is heightened as a result of net income and net interest income being lower than industry averages.  As net income increases, the effects of the stress tests on net income and net interest income are expected to decrease, and the Bank could potentially reduce its capital ratio requirements.

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

The following tables illustrate the change in the Bank's net income, net interest income and net portfolio value of equity at December 31, 2007 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point	Net Income
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

300	$3,149	$(889)	(22.02)%
200	3,539	(499)	(12.36)
100	3,841	(197)	(4.88)
0	4,038	--	--
(100)	3,825	(213)	(5.27)
(200)	2,789	(1,249)	(30.93)
(300)	1,877	(2,161)	(53.52)
___________
(1)	Represents the increase (decrease) of the estimated net income at the indicated change in interest rates compared to net income assuming no change in interest rates.

Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change
	(Dollars in Thousands)

300	$24,238	$(1,368)	(5.34)%
200	24,839	(767)	(3.00)
100	25,303	(303)	(1.18)
0	25,606	--	--
(100)	25,279	(327)	(1.28)
(200)	23,685	(1,921)	(7.50)
(300)	22,282	(3,324)	(12.98)
___________
(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
	(Dollars in Thousands)

300	$64,080	$(29,808)	(31.75)%	7.81%	(2.95)%	$820,468
200	78,853	(15,035)	(16.01)	9.40	(1.36)	839,061
100	89,554	(4,334)	(4.62)	10.45	(0.31)	857,046
0	93,888	--		10.76		872,924
(100)	90,241	(3,647)	(3.88)	10.19	(0.57)	885,696
(200)	77,267	(16,621)	(17.70)	8.65	(2.11)	893,457
(300)	62,146	(31,742)	(33.81)	6.88	(3.87)	902,697
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

When interest rates decline by 100, 200 or 300 basis points, our net interest income and net income decrease because the rate we earn on our interest-earning assets decreases faster then the rate we pay on our interest-bearing liabilities (primarily borrowed funds).  Interest income would also decrease on our interest-earning assets due to increased prepayments that would emerge.  Interest expenses would not decrease proportional to the decline in interest income because our structured, intermediate-term, and longer-term borrowings from the Federal Home Loan Bank of Seattle do not reprice when interest rates decline.  Furthermore, the rate we pay on some of our deposits and borrowed funds cannot decline 100, 200 or 300 basis points, in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structured or existing rates that are below the 100, 200 or 300 basis point level.

    When interest rates rise by 100, 200 or 300 basis points, our net interest income and net income decrease because the rates we earn on our interest-earning assets do not increase as rapidly as the rates we would pay on our interest-bearing liabilities.  Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term structures.  Prepayment risks on ourintermediate-term and longer-term loans would decrease since customers with lower rate loans would be less likely to prepay and refinance their loans.  Our interest-bearing liabilities generally consist of short-term deposits (savings, money market, and certificates of deposits) and structured borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interest-earning assets.

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

Our primary sources of funds are from customer and brokered deposits, loan repayments, loan sales, maturing investment securities, advances from the Federal Home Loan Bank of Seattle.  These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity.  Our policy requires Rainier Pacific Bank to maintain adequate lines of credit as set by our Asset/ Liability Management Committee.  We can borrow for liquidity, loan and investment opportunities, or to manage our interest rate risk.  Our policy requires Rainier Pacific Bank to maintain at least five percent of assets in cash and cash equivalents, interest-bearing deposits in other financial institutions, and immediately available unused lines of credit or borrowing/repurchase arrangements.  Rainier Pacific Bank is also required to maintain 20% of assets consisting of Tier I liquidity, plus available-for-sale investment securities, and readily saleable loans.  At December 31, 2007, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50% of total assets, with an unused portion of the line of credit amounting to 13.6% of total Bank assets.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At December 31, 2007, we were in compliance with our collateral requirements, and 10.4% of our line of credit with the Federal Home Loan Bank of Seattle was available.  In February 2008, Rainier Pacific Bank opened a $15.0 million fed funds line of credit with a national bank to increase liquidity sources.  The Bank previously had maintained a credit facility with Fortis Securities, LLC, primarily as an emergency liquidity source and tested that source annually.  Fortis Securities, LLC closed the Bank’s line, along with other customers’ lines, to reduce their exposure to unfunded lines of credit/repurchase agreements.  In addition, we had 25.3% of total assets available through the aggregate of cash and cash equivalents, unused lines of credit, interest-bearing deposits, available-for-sale investments, and readily saleable loans available for liquidity purposes, which is above our internal requirement of 20%.

At December 31, 2007, certificates of deposits amounted to $239.0 million, or 51.8% of total deposits, including $238.2 million that are scheduled to mature by December 31, 2008.  Historically, we have been able to retain a significant amount of our deposits as they mature.  At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker.  Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume.  Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

At December 31, 2007, we had $6.9 million of net unrealized losses on securities classified as available-for-sale, or 5.0% of the $138.2 million carrying value of the related securities.  Movements in market interest rates will affect the unrealized gains and losses on these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

Capital Resources

Consistent with our objective to operate a financially stable organization that consistently grows its market value, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities.   As of December 31, 2007, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC and exceeded all capital requirements.  Total equity for the Bank was $86.8 million at December 31, 2007, or 9.88% of total assets on that date.  The Bank's regulatory capital ratios at December 31, 2007 were as follows: Tier 1 capital leverage of 9.79%; Tier 1 capital risk-based capital of 11.75%; and total risk-based capital of 12.85%.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs.  These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and contracts or lease agreements to build facilities or construct tenant improvements.  See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.  The following table summarizes the Company's long-term contractual obligations at December 31, 2007:

	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$238,181	$627	$142	$--	$238,950
Long-term borrowings	21,383	54,055	--	245,016	320,454
Operating lease obligations	252	516	452	970	2,190
Total	$259,816	$55,198	$594	$245,986	$561,594

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs.  These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition.  The Bank makes personal, commercial, and real estate lines of credit available to customers but generally does not issue stand-by letters of credit or financial guarantees.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and did not have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115 (“SFAS 159”).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS No. 141, Business Combinations permitted deferred recognition of preacquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, were met.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Management's Annual Report on Internal Control Over Financial Reporting	85
Report of Independent Registered Public Accounting Firm	86
Consolidated Statements of Financial Condition at December 31, 2007 and 2006	87
Consolidated Statements of Income For the Years Ended
December 31, 2007, 2006, and 2005	88
Consolidated Statements of Shareholders' Equity For the
Years Ended December 31, 2007, 2006 and 2005	89
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2007, 2006 and 2005	90
Notes to Consolidated Financial Statements	92

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Rainier Pacific Financial Group, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with  accounting principles generally accepted in the United States of America and include, as necessary, some amounts that are based on management’s best estimates and judgments.

Management is also responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Management’s assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, the Company’s management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

Respectfully submitted,

/s/John A. Hall	/s/Joel G. Edwards
John A. Hall	Joel G. Edwards
President and	Vice President and
Chief Executive Officer	Chief Financial Officer
March 12, 2008	March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Rainier Pacific Financial Group, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainier Pacific Financial Group, Inc. and Subsidiary, as of December 31, 2007, and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Rainier Pacific Financial Group, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria set forth by COSO in Internal Control - Integrated Framework.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2006 and 2005 consolidated financial statements.

/s/Moss Adams LLP
Everett, Washington
March 12, 2008

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)

ASSETS
	At December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$8,724	$11,847
Interest-bearing deposits with banks	90	57
Securities available-for-sale	131,287	145,110
Securities held-to-maturity (fair value at December 31, 2007: $45,541; at December 31, 2006: $51,589)	45,756	52,652
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans	637,000	639,378
Less allowance for loan losses	(8,079)	(8,283)
Loans, net	628,921	631,095

Premises and equipment, net	33,813	34,383
Accrued interest receivable	3,980	4,177
Other assets	12,581	9,664

TOTAL ASSETS	$878,864	$902,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non interest-bearing	$33,924	$33,722
Interest-bearing	427,563	423,703
Total deposits	461,487	457,425

Borrowed funds	320,454	345,395
Corporate drafts payable	2,510	3,537
Accrued compensation and benefits	1,758	2,111
Other liabilities	5,835	6,399

TOTAL LIABILITIES	792,044	814,867

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,466,633 shares issued and 5,977,645 shares outstanding at December 31, 2007; 6,587,670 shares issued and 5,971,913 shares outstanding at December 31, 2006	50,458	50,531
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,903)	(4,582)
Accumulated other comprehensive loss, net of tax	(4,575)	(806)
Retained earnings	44,840	42,687

TOTAL SHAREHOLDERS’ EQUITY	86,820	87,830

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,864	$902,697

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005

INTEREST INCOME
Loans	$47,179	$43,040	$35,022
Securities available-for-sale	8,201	8,212	4,816
Securities held-to-maturity	2,150	2,663	3,199
Interest-bearing deposits	131	295	58
FHLB dividends	82	14	54
Total interest income	57,743	54,224	43,149

INTEREST EXPENSE
Deposits	16,228	14,220	7,462
Borrowed funds	15,216	15,020	11,275
Total interest expense	31,444	29,240	18,737

Net interest income	26,299	24,984	24,412

PROVISION FOR LOAN LOSSES	600	600	750
Net interest income after provision for loan losses	25,699	24,384	23,662

NON-INTEREST INCOME
Deposit service fees	3,496	3,520	3,709
Loan service fees	1,314	1,188	1,008
Insurance service fees	2,312	2,078	597
Investment service fees	580	557	509
Real estate lease income	1,112	1,139	629
Gain/(loss) on sale of securities, net	-	3	(2)
Gain on sale of loans, net	379	278	494
Gain on sale of premises and equipment, net	10	7	349
Other operating income	423	110	33
Total non-interest income	9,626	8,880	7,326

NON-INTEREST EXPENSE
Compensation and benefits	16,341	15,784	14,276
Office operations	3,962	5,155	5,464
Occupancy	2,580	2,628	2,140
Loan servicing	498	529	510
Outside and professional services	1,366	1,301	1,360
Marketing	1,036	946	1,032
Other operating expenses	3,230	2,367	2,124
Total non-interest expense	29,013	28,710	26,906

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	6,312	4,554	4,082

PROVISION FOR FEDERAL INCOME TAX	2,458	1,769	1,535

NET INCOME	$3,854	$2,785	$2,547

EARNINGS PER COMMON SHARE:
Basic	$0.64	$0.47	$0.41
Diluted	$0.64	$0.47	$0.41

Weighted average shares outstanding - Basic	5,983,677	5,941,336	6,164,771
Weighted average shares outstanding - Diluted	6,010,971	5,961,603	6,202,420

See accompanying notes.

 RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollars in thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income/(Loss)	Total
Balance, December 31, 2004	7,672,260	$64,672	$(5,940)	$40,799	$(725)	$98,806
Cumulative impact of restatement		172		(172)		-

Balance, December 31, 2004 (as restated)	7,672,260	64,844	(5,940)	40,627	(725)	98,806

Common stock repurchased	(973,613)	(16,636)				(16,636)
Management Recognition Plan (“MRP”) forfeitures	(7,800)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		625				625
Dividends paid				(1,678)		(1,678)
Amortization of compensation related to MRP		1,083				1,083
Comprehensive income:
Net income				2,547		2,547
Unrealized loss on securities, net of tax benefit of $369					(716)	(716)
Total comprehensive income						1,831

Balance, December 31, 2005	6,690,847	$49,916	$(5,261)	$41,496	$(1,441)	$84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
MRP forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		806				806
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to Stock Option Plan (“SOP”)		477				477
Comprehensive income:
Net income				2,785		2,785
Unrealized gain on securities, net of tax of $342					635	635
Total comprehensive income						3,420

Balance, December 31, 2006	6,587,670	$50,531	$(4,582)	$42,687	$(806)	$87,830

Common stock repurchased	(126,137)	(2,113)				(2,113)
Common stock issued for MRP	10,000
MRP forfeitures	(5,900)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		684				684
Dividends paid				(1,701)		(1,701)
Amortization of compensation related to MRP		1,025				1,025
Amortization of compensation related to the SOP		315				315
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				3,854		3,854
Unrealized loss on securities, net of tax benefit of $1,992					(3,769)	(3,769)
Total comprehensive income						85

Balance, December 31, 2007	6,466,633	$50,458	$(3,903)	$44,840	$(4,575)	$86,820

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,854	$2,785	$2,547
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,333	3,654	3,653
Provision for loan losses	600	600	750
Federal Home Loan Bank stock dividends	-	-	(54)
Deferred income tax (benefit)	266	(413)	(174)
(Gain)/loss on sale of securities, net	-	(3)	2
Gain on sale of premises and equipment, net	(10)	(7)	(349)
Gain on sale of loans, net	(379)	(278)	(494)
Amortization of premium and discount on securities	626	804	981
Amortization of intangible assets	268	261	35
Compensation for restricted stock awards	1,025	1,032	1,083
Compensation for stock options	315	477	-
Change in operating assets and liabilities, net:
Accrued interest receivable	197	(316)	(507)
Other assets	(1,494)	(4,688)	794
Corporate drafts payable	(1,027)	560	(862)
Other liabilities	563	4,824	(3,607)

Net cash provided from operating activities	7,137	9,292	3,798

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease/(increase) in interest-bearing deposits with banks	(33)	3,779	(2,565)
Activity in securities available-for-sale:
Sales	-	12,396	11,155
Maturities, prepayments, and calls	7,602	6,177	11,495
Purchases	-	(19,089)	(71,130)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	6,765	28,639	11,679
Purchases of Federal Home Loan Bank stock	-	-	(284)
Increase in loans, net	(21,745)	(76,683)	(115,032)
Proceeds from sales of loans	23,698	19,563	34,217
Purchases of premises and equipment	(1,763)	(3,730)	(3,516)
Proceeds from sales of premises and equipment	10	7	589

Net cash provided from/(used in) investing activities	14,534	(28,941)	(123,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,062	19,395	93,114
Advances on borrowed funds	490,418	721,516	2,143,289
Repayments of borrowed funds	(515,359)	(716,361)	(2,098,771)
Repayment of ESOP debt	679	679	679
Cash payments related to acquisition of insurance agencies	(1,480)	(1,200)	-
Change in value of ESOP shares committed to be released	684	806	625
Proceeds from exercise of stock options	16	-	-
Dividends paid	(1,701)	(1,594)	(1,678)
Common stock repurchased	(2,113)	(1,700)	(16,636)

Net cash provided from/(used in) financing activities	(24,794)	21,541	120,622

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,123)	1,892	1,028

CASH AND CASH EQUIVALENTS, at beginning of year	11,847	9,955	8,927

CASH AND CASH EQUIVALENTS, at end of year	$8,724	$11,847	$9,955

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$31,504	$29,036	$18,309

Income taxes	$2,470	$2,191	$1,360

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Unrealized gains/(losses) on available-for-sale securities	$(5,761)	$978	$(1,085)

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies

Organization - Effective January 1, 2001, Rainier Pacific, a Community Credit Union (the “Credit Union”) converted from a state chartered community credit union to a state chartered mutual savings bank and changed its name to Rainier Pacific Savings Bank (the “Bank”) doing business as Rainier Pacific Bank. On October 20, 2003, the Bank converted from a mutual savings bank to a stock savings bank. In connection with the conversion, the bank holding company, Rainier Pacific Financial Group, Inc. (the “Company”) was formed. The Company purchased 100% of the Bank’s common stock simultaneous with the Bank’s conversion to a stock form of organization and the Company’s offering and sale of common stock to the public.

The Bank provides a full range of banking services to consumers and small to medium-sized businesses and professionals through 14 banking offices located in Pierce and South King Counties of Washington State. The Bank also provides insurance and investment services through operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.

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

Cash and cash equivalents - Cash and cash equivalents consist of vault and automated teller machine cash and non-interest bearing deposits in depository institutions, including the Federal Reserve and the Federal Home Loan Bank. Cash and cash equivalents have a maturity of three months or less.  Cash and cash equivalents also include $1,354,000 and $1,358,000 of cash as of December 31, 2007 and 2006, respectively, which is restricted due to a contractual relationship with the Bank’s credit card transaction processing vendor.

Interest-bearing deposits with banks - Interest-bearing deposits with banks include interest-bearing deposits at various Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions and the Federal Home Loan Bank of Seattle. At times throughout the year, the Bank has balances that exceed FDIC insured limits.

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

Federal Home Loan Bank of Seattle stock - As a member of the FHLB, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances (i.e., borrowed funds) and requirements of the FHLB’s Mortgage Purchase Program. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is restricted as to purchase, sale, and redemption.

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, under the aggregate method. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held no loans classified as held-for-sale at December 31, 2007 or 2006.

Loans and allowance for loan losses - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their unpaid outstanding principal balance and are adjusted for the allowance for loan losses, unearned discounts and non-refundable fees and related direct loan origination costs. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized as an adjustment to the yield of the related loan using the interest method.

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

The Bank maintains an allowance for loan losses to absorb credit losses inherent in the loan portfolio.  The allowance is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5: Accounting for Contingencies and SFAS No. 114: Accounting by Creditors for Impairment of a Loan (“SFAS 114”). The allowance is based on ongoing assessments of probable estimated credit losses, and is evaluated by management on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current operating results and decreased by the amount of loan charge-offs, net of recoveries.

The Bank’s methodology for analyzing the allowance for loan loss consists of two main elements: a formula element and a specific element, and establishes an acceptable range in which the allowance should fall.  The establishment of an acceptable range addresses estimation risk and helps ensure that the allowance is adequate for the risk inherent in the loan portfolio.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

The specific element of the allowance is created for large loans (e.g., commercial, construction, or business loan) in accordance with SFAS 114 when management believes that a specific large loan is impaired based on current information and events.  A specific large loan would be impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As part of the credit monitoring and allowance process, management uses its normal loan review process to identify loans that are to be evaluated for collectibility.  Management’s normal loan review process includes reviewing various reports, analysis, and other information, including the delinquency report, credit risk monitoring report, and any individual credit review analysis.

Upon determining the combined balance of the formula and specific elements of the allowance, management determines an acceptable range therefrom, by considering the estimation risk involved in determining the two primary elements of the allowance.  The acceptable range is determined by calculating an exact number (for the formula and specific components combined) and then establishing a range of plus or minus 10 percent of the allowance to total loans ratio resulting from the combined calculation. Management believes establishing a range is necessary since there are unknown variables that will impact the projected amount or type of future loan originations and actual charge-offs.  Market changes, shifts in customer preference, management judgments/projections, or other unforeseen issues make a range more reliable.  Furthermore, a range more appropriately conveys management’s estimate of the level of credit risk in the loan portfolio, and that the allowance is a significant estimate and not an exact number.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Collateral in liquidation and other real estate owned - Collateral in liquidation and other real estate owned (obtained through repossession or foreclosure) is recorded at the lower of its acquisition cost or its net realizable value. The Bank held $49,000 and $33,000 of such assets at December 31, 2007 and 2006, respectively, which are included in “Other assets” in the Consolidated Statements of Financial Condition.

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

Mortgage servicing rights - Servicing assets are recognized when servicing rights are acquired and retained through the sale of mortgage loans.  Servicing rights are reported in “Other assets” in the Consolidated Statements of Financial Condition, and are amortized to non-interest income over the estimated life of the underlying mortgage loans sold.  Servicing assets are evaluated for impairment based upon the fair value of the assets as compared to amortized cost.

Mortgage loans serviced for others include whole loans sold to the Federal Home Loan Mortgage Corporation (“FHLMC”), the FHLB, and the Federal National Mortgage Association (“FNMA”). Loans being serviced for FHLMC, FHLB and FNMA totaled $114,629,000 and $110,297,000 at December 31, 2007 and 2006, respectively.  Mortgage loans serviced for others are not included in “Loans” in the Consolidated Statements of Financial Condition.

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

Intangible assets - In December 2000, the Bank, through a previous wholly-owned subsidiary, acquired the rights to customers and policies of a local insurance agency for $350,000.  In January 2006, the Bank acquired the rights to customers and policies of two other local insurance agencies for $3,500,000.  The Bank finalized the purchase of two additional local agencies in 2007 for a combined total of $351,000.  These purchase amounts were accounted for as intangible assets and are included in “Other assets” in the Consolidated Statements of Financial Condition. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the intangible assets are amortized under the straight-line method for up to 15 years and are periodically evaluated for impairment.  The balance of the intangible assets was $3,486,000 and $3,299,000 as of December 31, 2007 and 2006, respectively.

Marketing - The Bank expenses marketing costs as they are incurred. Marketing expense was $1,036,000, $946,000, and $1,032,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Comprehensive income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

The components of other comprehensive income and related tax effects are as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Unrealized holding gain/(loss) on available-for-sale securities	$(5,761)	$981	$(1,087)
Reclassification adjustment for (gains)/losses realized in income	-	(3)	2

Unrealized gains/(losses), net	(5,761)	978	(1,085)
Tax effect	1,992	(343)	369

Comprehensive income/(loss), net	$(3,769)	$635	$(716)

Segment reporting - The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the Puget Sound geographical region of Washington State. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. The Company is considered a single operating segment for financial reporting purposes.

Employee stock ownership plan - The Bank sponsors a leveraged ESOP. Under Statement of Position No. 93-6, Employers’ Accounting for Employer Stock Ownership Plans, as shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2007, there were 390,263 unallocated shares in the plan (Note 11).  Shares released on December 31, 2007 totaled 67,896 and were credited to plan participants’ accounts in February 2008.

Stock-based compensation – Prior to the adoption of the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  The Company adopted the pro forma disclosure-only provision of SFAS 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure, an amendment of SFAS No. 123 and, as such did not recognize any compensation expense for employee stock options for all periods prior to January 1, 2006.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended December 31, 2005 (dollars in thousands, except per share data):

2005
Pro forma disclosure:
Net income, as reported	$2,547
Compensation expense, net of tax	(561)
Pro forma net income	$1,986

Basic earnings per share:
As reported	$0.41
Pro forma	$0.32

Diluted earnings per share:
As reported	$0.41
Pro forma	$0.32

On January 1, 2006 (the effective date of SFAS 123(R), the Company adopted the fair value recognition provision of SFAS 123(R), using the “modified prospective” method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date.  See Note 12 for additional information regarding stock-based compensation.

Earnings per share (“EPS”) data - The Company displays basic and diluted EPS in the Consolidated Statements of Income.  Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS is computed by dividing net income by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalent shares include the stock options and restricted stock awards under the 2004 Stock Option Plan and the 2004 Management Recognition Plan approved by the shareholders in April 2004.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and did not have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115 (“SFAS 159”).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS No. 141, Business Combinations permitted deferred recognition of preacquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, were met.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

Concentrations of credit risk - The Bank accepts deposits and grants credit primarily within its local service area of Pierce County and South King County, Washington.  The Bank has a diversified loan portfolio and grants consumer, single-family residential, commercial, and real estate construction loans, and is not dependent on any industry or group of customers.  Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real estate related.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Reclassifications - Certain amounts in the prior years have been reclassified to conform to the 2007 presentation.

Restatements - During 2007, the Company identified an error in the application of SOP 93-6, Employers Accounting for Employee Stock Ownership Plans.  Entries related to permanent tax differences were incorrectly applied against common stock instead of the provision for federal income tax.  We concluded, in accordance with the SEC’s Staff Accounting Bulletin No. 108, that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that the Board of Directors and management felt required the restatement of previously released financial statements that are shown for comparative purposes in these financial statements.  The impact of the adjustments to the Consolidated Statements of Income for fiscal 2006 and 2005 are shown in the following table:

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies
(continued)

	Fiscal 2006		Fiscal 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Income before provision for federal income tax	$4,554	$4,554	$4,082	$4,082

Provision for federal income tax	1,594	1,769	1,389	1,535

Net income	$2,960	$2,785	$2,693	$2,547

Earnings per common share:
Basic	$0.50	$0.47	$0.44	$0.41
Diluted	$0.50	$0.47	$0.43	$0.41

Weighted average shares outstanding
Basic	5,941,336	5,941,336	6,164,771	6,164,771
Diluted	5,961,603	5,961,603	6,202,420	6,202,420

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault, or on deposit with the Federal Reserve Bank. The minimum reserve balances as of December 31, 2007 and 2006 were $3,447,000 and $3,870,000, respectively.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment Securities

The following summarizes the amortized cost, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):

		Gross	Gross Unrealized Losses
Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Less Than 12 months	Greater Than 12 Months	Fair Value

2007
Corporate securities	$5,076	$-	$-	$53	$5,023
U.S. Government agencies	5,750	-	-	45	5,705
Mortgage-backed securities	18,431	28	-	256	18,203
Trust preferred securities	108,956	-	6,129	471	102,356

	$138,213	$28	$6,129	$825	$131,287

2006
Corporate securities	$5,240	$-	$-	$163	$5,077
U.S. Government agencies	5,750	-	-	185	5,565
Mortgage-backed securities	23,817	9	-	670	23,156
Trust preferred securities	111,503	280	26	445	111,312

	$146,310	$289	$26	$1,463	$145,110

Securities Held-to-Maturity

2007
Mortgage-backed securities	$32,972	$115	$-	$399	$32,688
Municipal obligations	12,784	118	-	49	12,853

	$45,756	$233	$-	$448	$45,541

2006
Mortgage-backed securities	$39,872	$69	$-	$1,155	$38,786
Municipal obligations	12,780	92	-	69	12,803

	$52,652	$161	$-	$1,224	$51,589

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates and spreads since purchase. The decline in value on the trust preferred securities is a result of spreads increasing in response to the credit markets tightening in 2007.  The trust preferred securities have maintained their credit quality and there have been no negative credit quality actions on these securities. There were 58 and 48 investment securities with unrealized losses at December 31, 2007 and 2006, respectively. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Management periodically evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment Securities (continued)

At December 31, 2007, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 3.07%, 2.83%, 4.37%, 4.06%, and 6.28%, respectively. At December 31, 2006, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred securities was 3.02%, 2.83%, 4.52%, 4.06% and 6.09%, respectively.

The amortized cost and the fair value of investment securities at December 31, 2007 by contractual maturity, are shown below (dollars in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

In one year or less	$-	$-	$10,826	$10,728
After one year to five years	-	-	-	-
After five years to ten years	2,716	2,736	-	-
After ten years	10,068	10,117	108,956	102,356
Mortgage-backed securities	32,972	32,688	18,431	18,203

	$45,756	$45,541	$138,213	$131,287

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

Investment securities valued at $55,572,000 were pledged to the FHLB and $1,576,000 were pledged to secure deposits of certain public governmental entities as of December 31, 2007.  Investment securities valued at $66,365,000 were pledged to the FHLB and $1,789,000 were pledged to secure deposits of certain public governmental entities as of December 31, 2006.

Gross gains from the sales of available-for-sale investment securities were $3,000, and $54,000 for the years ended December 31, 2006, and 2005, respectively.  The Bank did not incur any gains for the year ended December 31, 2007.  The Bank incurred gross losses of $56,000 for the year ended December 31, 2005.  The Bank did not incur any gross losses for the years ended December 31, 2006 and 2007.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans

The major classifications of the Bank’s loans are summarized as follows at December 31 (dollars in thousands):

	2007	2006
Real estate:
One- to four- family residential	$76,882	$81,542
Five or more family residential	149,080	163,060
Commercial	212,901	195,854
	438,863	440,456
Real estate construction:
One- to four- family residential	73,114	75,508
Five or more family residential	1,839	4,180
Commercial	3,827	-
	78,780	79,688
Consumer:
Automobile	20,798	31,888
Home equity loans	45,293	42,718
Credit cards	23,172	23,327
Other	7,411	8,179
	96,674	106,112

Commercial business	22,683	13,122

Total loans	637,000	639,378

Less: Allowance for loan losses	(8,079)	(8,283)

Loans, net	$628,921	$631,095

Sold loans, serviced for others	$114,629	$110,297

There were $497,000 and $241,000 of non-accrual loans at December 31, 2007 and 2006, respectively.  The Bank does not accrue interest on loans past due 90 days or more, and appropriately discontinued accruing interest on these loans. There were no specific allowances established for non-accrual loans at December 31, 2007 and 2006.  The average balance of non-accrual loans was approximately $247,000 and $150,000 during the years ended December 31, 2007 and 2006, respectively.  If interest on these loans had been accrued, such interest income would have been approximately $21,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively.  As defined previously in Note 1, there were no impaired loans at December 31, 2007 or 2006.  Additionally, at December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired and there were no troubled debt restructurings.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans (continued)

The following table sets forth the contractual maturities of the Bank’s loan portfolio at December 31, 2007 (dollars in thousands):

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate:
One- to four- family residential	$43	$3,823	$73,016	$76,882
Five or more family residential	6,186	6,573	136,321	149,080
Commercial	2,612	20,504	189,785	212,901

	8,841	30,900	399,122	438,863

Real estate construction:
One- to four- family residential	52,142	20,972	-	73,114
Five or more family residential	1,839	-	-	1,839
Commercial	3,827	-	-	3,827

	57,808	20,972	-	78,780

Consumer:
Automobile	618	15,794	4,386	20,798
Home equity	19,885	2,639	22,769	45,293
Credit cards	23,172	-	-	23,172
Other	4,053	2,378	980	7,411

	47,728	20,811	28,135	96,674

Commercial business:	12,970	4,263	5,450	22,683

Total loans	$127,347	$76,946	$432,707	$637,000

	Within One Year	One Year to Five Years	After Five Years	Total

Fixed rates	$7,119	$55,368	$209,142	$271,629
Variable rates	120,228	21,578	223,565	365,371

Total	$127,347	$76,946	$432,707	$637,000
A summary of the changes in the allowance for loan losses is as follows for the years ended December 31 (dollars in thousands):

	2007	2006	2005
Balance at beginning of year	$8,283	$8,597	$8,981
Provision charged to operations	600	600	750
Loans charged off	(1,069)	(1,134)	(1,507)
Recoveries	265	220	373

Balance at end of year	$8,079	$8,283	$8,597

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):

	2007	2006

Land and land improvements	$6,791	$6,733
Buildings and building improvements	30,202	29,270
Furniture and equipment	16,884	17,042
Construction in progress	-	62
	53,877	53,107
Accumulated depreciation	(20,064)	(18,724)

Premises and equipment, net	$33,813	$34,383

Depreciation expense on premises and equipment totaled $2,333,000, $3,654,000, and $3,653,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6 - Mortgage Servicing Rights

The carrying value of capitalized mortgage servicing rights is reported in “Other assets” in the Consolidated Statements of Financial Condition.  The following summarizes mortgage servicing rights activity for the years ended December 31 (dollars in thousands):

	2007	2006	2005

Beginning balance	$486	$371	$295
Mortgage servicing rights capitalized	191	190	146
Mortgage servicing rights amortized	(86)	(75)	(70)

Ending balance	$591	$486	$371

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits

Interest-bearing customer deposits at December 31 are summarized as follows (dollars in thousands):

	Weighted Average Interest Rate	2007	Weighted Average Interest Rate	2006

Interest-bearing checking	0.69%	$41,083	1.84%	$41,548
Savings	0.26	29,904	0.26	32,135
Money market accounts	3.48	117,626	3.38	108,990

		188,613		182,673

Certificates of deposit, including
IRA certificates:	0.00 to 0.99%	-	0.00 to 0.99%	-
	1.00 to 1.99	45	1.00 to 1.99	336
	2.00 to 2.99	10,835	2.00 to 2.99	8,877
	3.00 to 3.99	15,972	3.00 to 3.99	15,445
	4.00 to 4.99	132,980	4.00 to 4.99	132,826
	5.00 to 5.99	79,118	5.00 to 5.99	83,546
		238,950		241,030

Total interest-bearing deposits		$427,563		$423,703

A summary of certificates of deposit, by year of maturity, at December 31, 2007 is as follows (dollars in thousands):

2008	238,181
2009	539
2010	87
2011	87
2012	56
Thereafter	-

$238,950

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits (continued)

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):

	2007	2006	2005

Checking	$624	$749	$164
Savings	80	93	118
Money market	4,562	3,094	1,497
Certificates of deposit	10,962	10,284	5,683

	$16,228	$14,220	$7,462

The aggregate amount of time deposits in denominations of $100,000 or more was $127,895,000 and $116,914,000 at December 31, 2007 and 2006, respectively.  The uninsured portion of all deposits totaled $68,890,000 and $64,955,000 at December 31, 2007 and 2006, respectively.

Note 8 - Borrowed Funds

At December 31, 2007, the Bank had credit facilities available from the FHLB of $440,285,000. The FHLB credit facility is subject to an existing Advances, Security and Deposit Agreement and borrowings are limited to the amount of qualifying collateral. Under the FHLB agreement, virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral.  The Bank had borrowed funds from the FHLB at December 31, 2007 and 2006 of $320,454,000 and $345,395,000, respectively.

During 2007, 2006, and 2005, the Bank also had a $100,000,000 credit facility with Fortis Securities, LLC that was subject to a repurchase agreement, wherein the Bank pledged securities it owned to collateralize the sale of securities that were subject to an obligation to repurchase the same or similar securities.  The Bank maintained the Fortis Securities, LLC credit facility as an emergency liquidity source and tested the line annually.  As a result of turmoil in the credit markets in 2007, Fortis Securities, LLC changed its collateral requirements and subsequently closed the Bank’s credit facility along with other customer’s credit facilities to reduce Fortis Securities, LLC’s exposure to unused lines of credit.  The Bank did not have an outstanding obligation to Fortis Securities, LLC at December 31, 2007 or 2006.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowed Funds (continued)

The Bank’s borrowed funds consisted of the following during the years ended December 31 (dollars in thousands):

	2007	2006
FHLB Advances:
Maximum outstanding at any month-end	$344,676	$373,415
Average outstanding	$338,410	$354,929

Weighted average interest rates:
Annual	4.48%	4.21%
End of year	4.42%	4.38%

Repurchase Agreement:
Maximum outstanding at any month-end	$10,000	$-
Average outstanding	$1,154	$847

Weighted average interest rates:
Annual	5.61%	5.47%
End of year	-	-

Total Borrowed Funds:
Maximum outstanding at any month-end	$349,172	$373,415
Average outstanding	$339,564	$355,776

Weighted average interest rates:
Annual	4.48%	4.22%
End of year	4.42%	4.38%

The contractual maturities of borrowed funds at December 31, 2007 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Amount

2008	3.69%	$21,383
2009	3.44%	29,880
2010	4.88%	24,175
2011	-	-
2012	-	-
2013 and thereafter	4.56%	245,016

		$320,454

Expected maturities may differ from contractual maturities due to put provisions on $260,464,000 of the amount outstanding.  Capitalized interest amounted to $24,000 for the year ended December 31, 2006.  There was no interest that was capitalized during the years ended December 31, 2007 and 2005.  Interest expense on borrowings is decreased by the amount of any capitalized interest.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax

The components of the provision for federal income tax for the years ended December 31 are as follows (dollars in thousands):

	2007	2006	2005

Current	$2,192	$2,182	$1,709
Deferred	266	(413)	(174)

Provision for federal income tax	$2,458	$1,769	$1,535

A reconciliation of the tax expense based on statutory corporate tax rates on pre-tax income and the “Provision for federal income tax” shown in the accompanying Consolidated Statements of Income for the years ended December 31, is as follows (dollars in thousands):

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income taxes at
statutory rates	$2,146	34.0%	$1,548	34.0%	$1,388	34.0%
Tax exempt income	(176)	(2.8)%	(176)	(3.9)%	(176)	(4.3)%
Nondeductible portion
of ESOP	190	3.0%	175	3.8%	145	3.6%
Other, net	298	4.7%	222	4.9%	178	4.4%

	$2,458	38.9%	$1,769	38.8%	$1,535	37.7%

The following tables show the nature and components of the Bank’s net deferred tax assets, recorded among “Other assets” in the Consolidated Statements of Financial Condition, established at an estimated tax rate of 34% at December 31 (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,747	$2,816
Charitable contribution	1,219	1,469
Accumulated depreciation	871	682
Unrealized loss on securities	2,357	399
Other	494	380
Total deferred tax assets	7,688	5,746

Valuation allowance	(550)	(300)
Deferred tax asset, net of valuation allowance	7,138	5,446

Deferred tax liabilities:
FHLB stock dividends	(858)	(858)
Total deferred tax liabilities	(858)	(858)

Net deferred tax asset	$6,280	$4,588

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Income Tax (continued)

Prior to 2003, the Bank qualified under the provisions of the Internal Revenue Service Code to deduct from taxable income a reserve for bad debts based on the experience method. The experience method allowed the Bank to deduct bad debt expense (i.e., increases to the reserve for losses on loans) from taxable income in amounts greater than the actual losses incurred. Starting in 2003, the Bank became classified as a large bank and is now required to use the direct charge-off method. The Bank recaptured the excess reserves previously recorded that exceed actual losses for taxable income purposes over the four year period ended December 31, 2006.  The recapture of the pre-2003 bad debt reserves recorded under the experience method did not result in a charge to earnings as these amounts are included in the deferred tax asset.

The Bank establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  Management has determined that it is more likely than not that it may not realize all the benefit of the deferred tax assets based upon the nature and timing of the items listed. In order to fully realize the net deferred tax asset related to the charitable contribution, the Bank will need to generate sufficient future taxable income. Management expects that the Bank may not generate sufficient taxable income to utilize the net deferred tax asset and has established a valuation allowance in the amount of $550,000.  As of December 31, 2007, the deferred tax asset relating to the charitable contribution was $1.2 million, of which $787,000 and $432,000 are set to expire in 2008 and 2009, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest and penalties related to taxes in tax expense.  During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties.

The Company files a consolidated income tax return with its subsidiary.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations for years before 2004.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of the commitments are expected to expire or be renewed without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank reviews customers’ creditworthiness on a case-by-case basis when renewing or increasing commitments. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's evaluation of the customer.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

The Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements at December 31 as follows (dollars in thousands):

	2007	2006

First mortgage loans	$1,009	$425
Home equity lines of credit	16,995	16,310
Personal lines of credit	4,320	4,533
Credit cards	77,261	81,374
Commercial lines of credit	10,429	6,856
Construction loans	52,916	30,871

	$162,930	$140,369

The Bank does not anticipate any material losses as a result of the commitments.

Loans sold to the FHLB - The Bank formerly sold mortgage loans to the FHLB and retained the servicing of all loans sold. Loans sold to the FHLB required a loan reserve account of 40 to 50 basis points to be established to offset any potential future charge-offs. There is no additional recourse to the Bank on the loans sold to the FHLB other than the reserve account. As of both December 31, 2007 and 2006, the reserve account totaled $98,000 and no portion of the loan reserve account was used to offset loan losses or was repaid to the Bank based upon satisfactory loan repayment.

Lease commitments (as lessee) - Rent expense under operating leases for branch premises for the year ended December 31, 2007 totaled $286,000.  Rent expense under operating leases for administrative office space and branch premises for the years ended December 31, 2006 and 2005 totaled $319,000 and $214,000, respectively.

As of December 31, 2007, the future minimum rent payments under the terms of the leases for branch premises are as follows for future years ending December 31 (dollars in thousands):

2008	$252
2009	257
2010	259
2011	261
2012	191
2013 and thereafter	970

$2,190

Lease commitments (as lessor) - During the year ended December 31, 2007, the Bank leased office and retail space to others under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contain escalation clauses providing for increased rents and excess operating expense reimbursements.  As of December 31, 2007, the future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):

2008	$896
2009	912
2010	841
2011	703
2012	687
2013 and thereafter	1,628

$5,667

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (continued)

Purchase obligations (insurance agencies) - On January 3, 2006, the Bank acquired the rights to customers and policies of two local insurance agencies for $3,500,000.  The first payment of $1,200,000 was paid at closing on January 3, 2006.  The second payment for those agencies, in the amount of $1,150,000, was made on January 3, 2007, and the final payment of $1,150,000 was made on January 3, 2008.  At December 31, 2007, the $1,150,000 outstanding was included in “Other liabilities” in the Consolidated Statements of Financial Condition.

Restrictions on equity - The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank’s conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bank’s common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.  The balance of the liquidation account as of December 31, 2007 and 2006 was $8,172,000 and $9,323,000, respectively, and was part of shareholders’ equity.

Note 11 - Retirement Plans

Effective January 1, 2004, the Bank amended and restated its Profit Sharing 401(k) Plan into a 401(k) Employee Stock Ownership Plan (“ESOP”) in order to provide a 401(k) profit sharing plan with employee stock ownership features for employees of the Bank. The ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

The net expense related to the Bank’s retirement plans recognized for the years ended December 31, 2007, 2006, and 2005 was $1,329,000, $1,367,000, and $1,197,000, respectively.

In October 2003, the ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.

For the year ended December 31, 2007, the ESOP was committed to release 67,896 shares of the Company’s common stock to participants.  At December 31, 2007, the ESOP had 390,263 unallocated shares remaining to be released.  The fair value of the 390,263 restricted shares held by the ESOP trust was $5,780,000 at December 31, 2007.

Note 12 - Stock Option and Restricted Stock Plans

Stock Option Plan – On April 26, 2004, the Company’s shareholders approved the Rainier Pacific Financial Group, Inc. 2004 Stock Option Plan (“SOP”).  The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing a retention and performance incentive to directors and key employees who are expected to significantly contribute to the operating success of the Company.  The maximum number of options that may be issued under the SOP is 844,284. The options are granted using an exercise price of the then fair market value of the Company’s common stock on the date of grant, vest over five years, expire 10 years from the date of grant, and are subject to certain restrictions and limitations.

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees.  The fair market value of the Company’s common stock on the date of grant was

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans (continued)

$16.26.  On August 17, 2005, the Company granted 40,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the date of the August 17, 2005 grants was $16.72.  There were no grants in 2006.  On June 1, 2007, the Company granted 72,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the date of the June 1, 2007 grants was $20.40.

The fair value of options granted were estimated on the date of grants (August 17, 2005 and June 1, 2007) using a binomial option-pricing model with the following assumptions for the years ended December 31:

	2007	2005
Option exercise price	$20.40	$16.72
Stock price on grant date	$20.40	$16.72
Annual dividend yield	1.28%	1.40%
Expected volatility	18.88%	19.63%
Risk-free interest rate	4.92%	3.99%
Employee attrition rate	7.50%	5.00%
Vesting period	5 years	5 years
Expected life	6 years	6 years
Contractual term	10 years	10 years
Estimated fair value of options	$3.70	$3.92

The following represents the stock option activity and option exercise price information for the years ended December 31 (in dollars):

	Number of	Weighted-Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2006	657,400	$16.27

Granted	72,000	20.40
Exercised	(1,000)	16.35	2,790
Cancelled	(9,800)	16.70

Balance at December 31, 2007	718,600	$16.68	$-

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Option and Restricted Stock Plans (continued)

Financial data pertaining to the stock options at December 31, 2007 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	628,800	6.50	$16.26	377,280	$16.26
2005	18,800	7.75	$16.72	7,520	$16.72
2007	71,000	9.50	$20.40	-	$20.40

	718,600	6.83	$16.27	384,800	$16.27

Stock-based compensation expense of the SOP recognized by the Company in the Consolidated Statements of Income was $315,000 for the year ended December 31, 2007, compared to $477,000 for the year ended December 31, 2006 and the pro forma stock-based compensation expense of $850,000 for the years ended December 31, 2005.  On an after-tax basis, stock-based compensation was $204,000 for the year ended December 31, 2007 compared to $310,000 for the year ended December 31, 2006 and the pro forma stock-based compensation expense of $561,000 for the year ended December 31, 2005.

The remaining unrecognized compensation expense for the fair value of stock options was approximately $449,000 and $518,000 at December 31, 2007 and 2006.

Management Recognition Plan - The purpose of the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan (“MRP”) is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees.  The maximum number of shares of common stock that may be issued under the MRP is 337,714.  The Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees on June 24, 2004.  The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004 and totaled $5,456,000.  The Company granted restricted stock awards of 10,000 shares of its common stock to certain employees on June 1, 2007.  The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000.  These restricted stock awards vest over a five-year period, and therefore, the cost of such is accrued ratably over a five-year period as compensation expense.  Compensation expense related to the MRP awards was $1,025,000, $1,032,000, and $1,083,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  Cash dividends are paid on all MRP shares granted and are treated as additional compensation expense for tax reporting purposes for the dividends earned on unvested shares.  A total of 5,900 MRP shares were forfeited during the year ended December 31, 2007 while 63,260 shares were vested to the award recipients.  There were 98,725 unvested restricted shares outstanding at year-end, net of current and prior period forfeitures.

The remaining unrecognized compensation expense for the MRP was approximately $1.6 million and $2.6 million at December 31, 2007 and 2006, respectively.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Shareholders’ Equity

The following table sets forth information about the Company’s purchases of its outstanding common stock during the years ended, and as of, December 31, 2007, 2006 and 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

2007	126,137	$17.49	126,137	114,483
2006	100,477	$16.92	100,477	240,620
2005	973,613	$17.09	973,613	34,097

Earnings per share - The following table presents the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except the number of shares and per share data):

	2007	2006	2005
Numerator:
Net income	$3,854	$2,785	$2,547

Denominator:

Denominator for basic net income per share:
Weighted average shares	5,983,677	5,941,336	6,164,771
Effect of dilutive common stock equivalents:
Stock options	21,850	12,643	1,005
Management recognition plan	5,444	7,624	36,644
Denominator for diluted net income per share:
Weighted average shares and assumed conversion of dilutive stock options and management recognition plan	6,010,971	5,961,603	6,202,420

Basic net income per share	$0.64	$0.47	$0.41

Diluted net income per share	$0.64	$0.47	$0.41

For the years ended December 31, 2007, 2006, and 2005, there were no non-dilutive securities included in the calculation for earnings per share.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial results.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets, and to average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2007 and 2006.

As of December 31, 2007, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation (“FDIC”). To be categorized as “well capitalized”, the Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the “well capitalized” categorizations.

The Company's and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Company	$94,648	12.88%	$58,775	8.00%	n/a	n/a
Bank	$94,497	12.85%	$58,817	8.00%	$73,521	10.00%
Tier I Capital (to risk weighted assets)
Company	$86,569	11.78%	$29,388	4.00%	n/a	n/a
Bank	$86,418	11.75%	$29,408	4.00%	$44,112	6.00%
Tier I Capital (to average assets)
Company	$86,569	9.80%	$35,326	4.00%	n/a	n/a
Bank	$86,418	9.79%	$35,302	4.00%	$44,127	5.00%
As of December 31, 2006
Total Capital (to risk weighted assets)
Company	$91,429	12.89%	$56,754	8.00%	n/a	n/a
Bank	$91,017	12.83%	$56,742	8.00%	$70,927	10.00%
Tier I Capital (to risk weighted assets)
Company	$83,146	11.72%	$28,377	4.00%	n/a	n/a
Bank	$82,734	11.66%	$28,371	4.00%	$42,556	6.00%
Tier I Capital (to average assets)
Company	$83,146	9.30%	$35,743	4.00%	n/a	n/a
Bank	$82,734	9.26%	$35,732	4.00%	$44,665	5.00%

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital Requirements (continued)

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions (“DFI”) routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings. A future examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2007 financial statements. In view of the regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

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

Loans to directors, executive officers and their affiliates are subject to regulatory limitations.  Such loans were within regulatory limitations and had aggregate balances and activity as follows (dollars in thousands):

	2007	2006
Balance at beginning of year	$7,885	$5,762
New loans or advances	10,754	3,687
Repayments	(6,282)	(1,564)

Balance at end of year	$12,357	$7,885

The Bank held approximately $1,177,000 and $1,121,000 in deposits from directors, executive officers, and their affiliates at December 31, 2007 and 2006, respectively.

Note 16 - Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,724	$8,724	$11,847	$11,847
Interest bearing deposits with banks	90	90	57	57
Securities	177,043	176,828	197,762	196,699
Federal Home Loan Bank stock	13,712	13,712	13,712	13,712
Loans receivable, net	628,921	635,026	631,095	633,019

Financial liabilities
Customer deposits	$461,487	$444,397	$457,425	$457,970
Borrowed funds	320,454	327,398	345,395	342,491
Corporate drafts payable	2,510	2,510	3,537	3,537

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments (continued)

Fair value of financial instruments - The Bank has adopted SFAS No. 107, Disclosure About Fair Value of Financial Instruments, which requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature and significant judgment is required regarding the risk characteristics of various financial instruments at a distinct point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Bank’s significant financial instruments are set forth below.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements

The restatement disclosed in Note 1 also affected the parent company only financials.  The effects were to decrease equity in the undistributed income of subsidiary, total income and income before provision for federal income tax by $122,000 and $93,000 in 2006 and 2005, respectively, and to decrease federal income tax benefit by $53,000 in both 2006 and 2005.  As a result, net income was decreased by $175,000 and $146,000 in 2006 and 2005, respectively.

The following is a summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. (dollars in thousands):

	At December 31,
	2007	2006
Statement of Financial Condition
Assets
Cash and cash equivalents	$317	$260
Investment in bank subsidiary	85,684	85,307
Other assets	821	2,263

Total Assets	$86,822	$87,830

Liabilities and Shareholders’ Equity
Liabilities	$2	$-
Shareholders’ Equity	86,820	87,830

Total Liabilities and Shareholders’ Equity	$86,822	$87,830

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Parent Company Only Financial Statements (continued)

	Years Ended December 31,
	2007	2006	2005
Statement of Income
Income
Interest income	$1	$9	$35
Other income:
Dividend income from subsidiary	2,170	1,690	7,177
Equity in undistributed income of subsidiary	2,185	1,398	(4,249)
Total income	4,356	3,097	2,963

Expenses
Other	387	393	531
Total expenses	387	393	531

Income before provision for federal income tax	3,969	2,704	2,432

Federal income tax benefit	(115)	81	115

Net income	$3,854	$2,785	$2,547

	Years Ended December 31,
	2007	2006	2005
Statement of Cash Flows
OPERATING ACTIVITIES
Net income	$3,854	$2,785	$2,547
Adjustments to reconcile net income to net from operating activities:
Equity in undistributed income of subsidiary	(2,185)	(1,398)	4,249
Dividend income from subsidiary	(2,170)	(1,690)	(7,177)
(Increase) decrease in other assets	1,442	(226)	124
Increase (decrease) in other liabilities	2	(27)	27
Net cash provided from (used in) operating activities	943	(556)	(230)

FINANCING ACTIVITIES
Common stock repurchased	(2,113)	(1,700)	(16,636)
Repayment of loan from ESOP	836	836	836
Dividends paid	(1,701)	(1,594)	(1,678)
Dividends received from subsidiary	2,170	1,690	7,177
Other financing activities, net	(78)	4	7
Net cash used in financing activities	(886)	(764)	(10,294)

NET CHANGE IN CASH AND CASH EQUIVALENTS	57	(1,320)	(10,524)

Cash and Cash Equivalents at Beginning of year	260	1,580	12,104

Cash and Cash Equivalents at End of year	$317	$260	$1,580

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007
Interest income	$14,240	$14,313	$14,718	$14,472	$57,743
Interest expense	7,854	7,894	7,985	7,711	31,444

Net interest income	6,386	6,419	6,733	6,761	26,299

Provision for loan losses	150	150	150	150	600

Net interest income after provision for
loan losses	6,236	6,269	6,583	6,611	25,699

Non-interest income	2,242	2,344	2,412	2,628	9,626

Non-interest expense	7,109	7,102	7,349	7,453	29,013

Income before provision for federal income tax	1,369	1,511	1,646	1,786	6,312

Provision for federal income tax expense	479	529	574	876	2,458

Net income	$890	$982	$1,072	$910	$3,854

Earnings per common share:
Basic	$0.15	$0.16	$0.18	$0.15	$0.64
Diluted	$0.15	$0.16	$0.18	$0.15	$0.64
Weighted average shares outstanding:
Basic	5,976,430	5,995,114	5,983,586	5,979,580	5,983,677
Diluted	6,094,582	6,073,991	5,983,586	5,979,580	6,010,971

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006
Interest income	$12,724	$13,194	$14,178	$14,128	$54,224
Interest expense	6,324	7,098	7,865	7,953	29,240

Net interest income	6,400	6,096	6,313	6,175	24,984

Provision for loan losses	150	150	150	150	600

Net interest income after provision for
loan losses	6,250	5,946	6,163	6,025	24,384

Non-interest income	2,020	2,222	2,303	2,335	8,880

Non-interest expense	7,281	7,103	7,311	7,015	28,710

Income before provision for federal income tax	989	1,065	1,155	1,345	4,554

Provision for federal income tax expense	379	415	452	523	1,769

Net income	$610	$650	$703	$822	$2,785

Earnings per common share:
Basic	$0.10	$0.11	$0.12	$0.14	$0.47
Diluted	$0.10	$0.11	$0.12	$0.14	$0.47
Weighted average shares outstanding:
Basic	5,931,068	5,924,609	5,951,363	5,958,304	5,941,336
Diluted	5,931,068	5,935,785	5,993,987	6,022,936	5,961,603

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited) (continued)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005
Interest income	$10,089	$10,310	$10,915	$11,835	$43,149
Interest expense	3,727	4,322	4,940	5,748	18,737

Net interest income	6,362	5,988	5,975	6,087	24,412

Provision for loan losses	300	150	150	150	750

Net interest income after provision for
loan losses	6,062	5,838	5,825	5,937	23,662

Non-interest income	1,970	1,691	1,834	1,831	7,326

Non-interest expense	6,873	6,569	6,727	6,737	26,906

Income before provision for federal income tax	1,159	960	932	1,031	4,082

Provision for federal income tax expense	436	361	357	381	1,535

Net income	$723	$599	$575	$650	$2,547

Earnings per common share:
Basic	$0.11	$0.10	$0.09	$0.11	$0.41
Diluted	$0.11	$0.10	$0.09	$0.11	$0.41
Weighted average shares outstanding:
Basic	6,440,542	6,148,455	6,101,912	5,968,175	6,164,771
Diluted	6,492,752	6,150,112	6,130,394	5,996,923	6,202,420

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

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal 1 -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting
Compliance" is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors’ Compensation" are included in the Company's Proxy Statement and are incorporated herein by reference.

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

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	718,600	$16.27	124,684
2004 Management Recognition Plan (1)	--	--	10,514

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	718,600	$16.27	135,198
____________
(1)
The restricted shares granted under the 2004 Management Recognition Plan were purchased by the Company in open market transactions, and subsequently issued to the Company’s directors and certain employees on June 24, 2004.  The fair market value of the restricted shares awarded was $16.20 per share on June 24, 2004, the award date.  As of December 31, 2007, there were 326,900 restricted shares issued and outstanding pursuant to the 2004 Management Recognition Plan.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Amended and Restated Employment Agreement between the Company and the Bank and John A. Hall (2)

(continued on following page)

10.3	Employment Agreement between the Company and the Bank and Victor J. Toy (2)
10.4	Employment Agreement between the Company and the Bank and Joel G. Edwards (2)
10.5	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
10.6	Rainier Pacific 2004 Stock Option Plan (3)
10.7	Rainier Pacific 2004 Management Recognition Plan (3)
10.8	Form of Incentive Stock Option Agreement (4)
10.9	Form of Non-Qualified Stock Option Agreement (4)
10.10	Form of Restricted Stock Award Agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act

___________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349).
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 12, 2008	By:	/s/John A. Hall
John A. Hall
President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/John A. Hall	President, Chief Executive Officer and	March 12, 2008
John A. Hall	Director
(Principal Executive Officer)

/s/Joel G. Edwards	Vice President, Chief Financial Officer and	March 12, 2008
Joel G. Edwards	Treasurer
(Principal Financial and Accounting Officer)

/s/Edward J. Brooks	Chairman of the Board	March 12, 2008
Edward J. Brooks

/s/Karyn R. Clarke	Director	March 12, 2008
Karyn R. Clarke

/s/Robert H. Combs	Director	March 12, 2008
Robert H. Combs

/s/Charles E. Cuzzetto	Director	March 12, 2008
Charles E. Cuzzetto

/s/Stephen M. Bader	Director	March 12, 2008
Stephen M. Bader

/s/Brian E. Knutson	Director	March 12, 2008
Brian E. Knutson

/s/Victor J. Toy	Director	March 12, 2008
Victor J. Toy

/s/Alfred H. Treleven, III	Director	March 12, 2008
Alfred H. Treleven, III

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act

Exhibit 21

Subsidiaries of the Registrant

Parent

Rainier Pacific Financial Group, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Rainier Pacific Savings Bank	100%	Washington

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rainier Pacific Financial Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-117568 on Form S-8 of Rainier Pacific Financial Group, Inc. and Subsidiary (Rainier Pacific Financial Group, Inc.) of our report dated March 12, 2008, with respect to the consolidated statement of financial position of Rainier Pacific Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and in our same report, with respect to the effectiveness of internal control over financial reporting, which report is included in this annual report on Form 10-K of Rainier Pacific Financial Group, Inc. for the year ended December 31, 2007.

/s/Moss Adams LLP

Everett, Washington
March 12, 2008

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 12, 2008

/s/John A. Hall
John A. Hall
Chief Executive Officer

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 12, 2008

/s/Joel G. Edwards
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

Dated: March 12, 2008