Form 10-Q
period 2008-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2008-05-09
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… March 31, 2008

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

1498 Pacific Avenue, Suite 400, Tacoma, WA 98402
 (Address of principal executive offices and zip code)

(253) 926-4000
(Registrant’s telephone number, including area code)
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
Yes      X     No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   _____                                                                Accelerated filer                       X
Non-accelerated filer     ---------                                                               Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No     X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                           Title of class:                                                                                                                                                                As of March 31, 2008

Common stock, no par value                                                                                                                                                           6,451,733 *

*  Includes 373,289 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 80,328 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At March 31,	At December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$8,462	$8,724
Interest-bearing deposits with banks	7,003	90
Securities available-for-sale	109,545	131,287
Securities held-to-maturity (fair value at March 31, 2008: $40,744; at December 31, 2007: $45,541)	40,557	45,756
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans	655,624	637,000
Less allowance for loan losses	(7,979)	(8,079)
Loans, net	647,645	628,921

Premises and equipment, net	33,602	33,813
Accrued interest receivable	3,635	3,980
Other assets	14,761	12,581

TOTAL ASSETS	$878,922	$878,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$37,145	$33,924
Interest-bearing	434,227	427,563

Total deposits	471,372	461,487

Borrowed funds	314,353	320,454
Corporate drafts payable	4,121	2,510
Accrued compensation and benefits	948	1,758
Other liabilities	4,085	5,835

TOTAL LIABILITIES	794,879	792,044

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,451,733 shares issued and 5,998,116 shares outstanding at March 31, 2008; and 6,466,633 shares issued and 5,977,645 shares outstanding at December 31, 2007	50,668	50,458
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,733)	(3,903)
Accumulated other comprehensive loss, net of tax	(8,723)	(4,575)
Retained earnings	45,831	44,840

TOTAL SHAREHOLDERS’ EQUITY	84,043	86,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,922	$878,864

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2008		2007
INTEREST INCOME
Loans	$11,277		$11,599
Securities available-for-sale	1,857		2,052
Securities held-to-maturity	451		565
Interest-bearing deposits	27		10
FHLB dividends	34		14
Total interest income	13,646		14,240

INTEREST EXPENSE
Deposits	3,587		4,111
Borrowed funds	3,516		3,743
Total interest expense	7,103		7,854
Net interest income	6,543		6,386

PROVISION FOR LOAN LOSSES	150		150
Net interest income after provision for loan losses	6,393		6,236

NON-INTEREST INCOME
Deposit service fees	839		826
Loan service fees	315		292
Insurance service fees	550		543
Investment service fees	164		113
Real estate lease income	246		294
Gain on sale of securities, net	11		-
Gain on sale of loans, net	235		136
Gain on sale of premises and equipment, net	-		10
Other operating income	461		28
Total non-interest income	2,821		2,242

NON-INTEREST EXPENSE
Compensation and benefits	4,060		3,993
Office operations	955		986
Occupancy	614		635
Loan servicing	109		110
Outside and professional services	448		432
Marketing	284		243
Other operating expenses	488		710
Total non-interest expense	6,958		7,109

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX	2,256		1,369

PROVISION FOR FEDERAL INCOME TAX	812		479

NET INCOME	$1,444		$890

EARNINGS PER COMMON SHARE:
Basic	$0.24		$0.15
Diluted	$0.24		$0.15
Weighted average shares outstanding-Basic	5,983,393	(1)	5,976,430	(2)
Weighted average shares outstanding-Diluted	5,983,393		6,094,582

Dividends declared per share	$0.070		$0.065

(1)
Weighted average shares outstanding – Basic includes 245,972 vested and ratably earned shares of the 326,300 restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 180,708 vested and ratably earned shares of the 321,300 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Loss	Total

Balance, December 31, 2006 (as restated)	6,587,670	$50,531	$(4,582)	$42,687	$(806)	$87,830

Common stock repurchased	(126,137)	(2,113)				(2,113)
Common stock issued for Management Recognition Plan (“MRP”)	10,000
MRP forfeitures	(5,900)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		684				684
Dividends paid				(1,701)		(1,701)
Amortization of compensation related to MRP		1,025				1,025
Amortization of compensation related to the Stock Option Plan (“SOP”)		315				315
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				3,854		3,854
Unrealized loss on securities, net of tax benefit of $1,992					(3,769)	(3,769)
Total comprehensive income						85

Balance, December 31, 2007	6,466,633	50,458	(3,903)	44,840	(4,575)	86,820

Common stock repurchased	(14,300)	(211)				(211)
MRP forfeitures	(600)
Earned ESOP shares released			170			170
ESOP activity - Change in value of shares committed to be released		66				66
Dividends paid				(453)		(453)
Amortization of compensation related to MRP		290				290
Amortization of compensation related to SOP		65				65
Comprehensive income:
Net income				1,444		1,444
Unrealized loss on securities, net of tax benefit of $2,137					(4,148)	(4,148)
Total comprehensive income						(2,704)

Balance, March 31, 2008	6,451,733	$50,668	$(3,733)	$45,831	$(8,723)	$84,043

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,444	$890
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	599	573
Provision for loan losses	150	150
Deferred income tax (benefit)	50	(337)
Gain on sale of securities, net	(11)	-
Gain on sale of premises and equipment, net	-	(10)
Gain on sale of loans, net	(235)	(136)
Amortization of premiums and discounts on securities	104	166
Amortization of intangible assets	73	65
Compensation for restricted stock awards	290	251
Compensation for stock options	65	94
Change in operating assets and liabilities, net:
Accrued interest receivable	345	23
Other assets	(161)	311
Corporate drafts payable	1,611	2,516
Other liabilities	(1,439)	(1,666)

Net cash provided from operating activities	2,885	2,890

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with banks	(6,913)	(8,149)
Activity in securities available-for-sale:
Sales	14,294	-
Maturities, prepayments, and calls	1,025	1,861
Activity in securities held-to-maturity:
Sales	3,702	-
Maturities, prepayments, and calls	1,537	1,666
Increase in loans, net	(32,217)	(5,962)
Proceeds from sales of loans	13,578	6,819
Purchases of premises and equipment	(388)	(103)
Proceeds from sales of premises and equipment	-	10

Net cash used in investing activities	(5,382)	(3,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,885	9,310
Advances on borrowed funds	52,239	77,253
Repayments of borrowed funds	(58,340)	(83,363)
Repayment of ESOP debt	170	170
Cash payments related to acquisition of insurance agencies	(1,121)	(1,150)
Change in value of ESOP shares committed to be released	66	121
Proceeds from exercise of stock options	-	3
Dividends paid	(453)	(428)
Common stock repurchased	(211)	(343)

Net cash provided from financing activities	2,235	1,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(262)	605

CASH AND CASH EQUIVALENTS, at beginning of period	8,724	11,847

CASH AND CASH EQUIVALENTS, at end of period	$8,462	$12,452

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,047	$7,850

Income taxes	$50	$150

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized (losses)/gains on available-for-sale securities	$(6,285)	$315

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 1 – Organization and Basis of Presentation

Organization.  On October 20, 2003, Rainier Pacific Savings Bank (the “Bank”) converted from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank.  In connection with the Bank’s conversion, Rainier Pacific Financial Group, Inc. (the “Company”) was formed to be the bank holding company for the Bank.  The Company purchased 100% of the Bank’s common stock simultaneously with the Bank’s conversion to stock form and the Company’s offering and sale of its common stock to the public.

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which were filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “Company’s 2007 Form 10-K”).  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the March 31, 2008 presentation.  These reclassifications have no effect on net income, equity, or earnings per share.  Additionally, there was a restatement for years prior to 2007 in the Company’s 2007 Form 10-K which has no effect on the three month period ended March 31, 2008.

Note 2 – Summary of Significant Accounting Policies

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Company’s 2007 Form 10-K.

Note 3 – Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach.  Our approach to adopting FIN 48 on January 1, 2007 consisted of an examination of our financial statements, our income tax provision, and our federal income tax returns.  We analyzed our tax positions including the permanent and temporary differences as well as the major components of income and expense.

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

        Our temporary differences consist primarily of loan loss adjustments, stock dividends from the FHLB of Seattle, differences in depreciation, certain adjustments for the ESOP, MRP and SOP, our charitable contributions from 2003 and 2004, and other timing differences that are common in the banking industry.  We have utilized cost segregation for a small percentage of our fixed assets, and this cost segregation study was performed by a third-party.

As disclosed in the Company’s 2007 Form 10-K, we have recorded a $550,000 valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.  Management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income.  Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

        We do not believe that we have any uncertain tax positions as of March 31, 2008 that would rise to the level of having a material impact on our financial statements.  We have concluded, as of March 31, 2008, that no additional adjustments or valuation allowances are necessary.

Note 4 – Stock-Based Compensation

Accounting for Stock-Based Compensation.  On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of SFAS 123(R), using the “modified prospective” method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date.  See the Company’s 2007 Form 10-K for additional information regarding stock-based compensation.

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees.  The fair market value of the Company’s common stock on the date of grant was $16.26 per share.  On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the August 17, 2005 grant date was $16.72 per share.  On June 1, 2007 the Company granted an additional 72,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the June 1, 2007 grant date was $20.40 per share.  There were no grants during the first three months of 2008.

The following represents the stock option activity and option exercise price information for the three months ended March 31, 2008:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value*
Balance at December 31, 2007	718,600	$16.68

Granted	-	-
Exercised	-	-
Cancelled	(12,200)	16.64

Balance at March 31, 2008	706,400	$16.68	$ -

* Based on the March 31, 2008 closing stock price of $13.95, there was no intrinsic value at March 31, 2008.

The estimated fair value of options granted was determined as of the grant dates (June 7, 2004, August 17, 2005, and June 1, 2007) using a binomial pricing model with the following assumptions:

	2007	2005	2004

Option exercise price	$20.40	$16.72	$16.26
Stock price on grant date	$20.40	$16.72	$16.26
Annual dividend yield	1.28%	1.40%	2.00%
Expected volatility	18.88%	19.63%	21.95%
Risk-free interest rate	4.92%	3.99%	4.39%
Employee attrition rate	7.50%	5.00%	3.00%
Vesting period	5 years	5 years	5 years
Expected life	6 years	6 years	7 years
Contractual term	10 years	10 years	10 years
Estimated fair value of options	$3.70	$3.92	$3.60

Financial data pertaining to the stock options at March 31, 2008 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	618,600	6.25	$16.26	371,160	$16.26
2005	17,800	7.50	16.72	7,120	16.72
2007	70,000	9.25	20.40	-	20.40
	706,400	6.58	$ 16.68	378,280	$16.27

Stock-based compensation expense recognized by the Company in the Consolidated Statements of Income was $65,000 for the three months ended March 31, 2008 compared to $94,000 for the three months ended March 31, 2007.  On an after-tax basis, stock-based compensation expense was $42,000 for the three months ended March 31, 2008 compared to $61,000 for the same period in 2007.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $372,000 and $449,000 at March 31, 2008 and December 31, 2007, respectively.

On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP.  The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million.  These restricted stock awards vest over a five-year period, and therefore, the cost of these awards is accrued ratably over a five-year period as compensation expense.  On June 1, 2007, the Company granted restricted stock awards of 10,000 shares of its common stock to certain employees.  The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000.  These restricted stock awards will also vest over a five-year period and the cost is accrued ratably over a five-year period as compensation expense.  Compensation expense related to the MRP awards was $290,000 and $251,000 for the three months ended March 31, 2008 and 2007.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $1.3 million and $1.6 million at March 31, 2008 and December 31, 2007, respectively.

Note 5 – Earnings Per Share

Earnings per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the periods presented.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively, that were approved by the Company’s shareholders in April 2004.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$1,444	$890

Denominator:
Denominator for basic earnings per share:
Weighted average shares	5,983,393	5,976,430
Effect of dilutive common stock equivalents:
Stock options	-	98,592
MRP restricted stock	-	19,560
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,983,393	6,094,582

Basic earnings per share	$0.24	$0.15
Diluted earnings per share	$0.24	$0.15

Note 6 – Fair Value

Effective January 1, 2008, the Company began determining the fair market value of our financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 describes three levels of inputs that can be used.  We carry our available-for-sale (“AFS”) securities at fair value and perform recurring valuations on our AFS securities.  We use observable inputs (i.e., Level 2 inputs under SFAS 157) to value our agency mortgage-backed securities and use unobservable inputs (i.e., Level 3 inputs under SFAS 157) to value our trust preferred securities, as obtained through an outside investment accounting service provider.  The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Available-for-sale securities	$ -	$ 14,002	$ 95,543	$ 109,545

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred securities) (dollars in thousands):

Securities Available for Sale

Beginning Balance at December 31, 2007	$102,355
Total gains or losses (realized/unrealized)	(6,645)
Purchases	-
Paydowns and Maturities	(167)
Transfers into Level 3	-
Ending Balance at March 31, 2008	$95,543

The amount of total gains (losses) for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2008	$-

Note 7 – Cash Dividends

On February 20, 2008 the Company announced a quarterly cash dividend of $0.07 per share payable on March 17, 2008 to shareholders of record on March 3, 2008.

Note 8 – Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157.  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and has not had a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and has not had a material impact on our consolidated financial statements.  We did not elect the fair value option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.  We do not have an outstanding non-controlling interest in our subsidiary.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS No. 141, Business Combinations, permitted deferred recognition of pre-acquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, was met.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133 (“SFAS 161”).  SFAS 161 changes the disclosure requirements for SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to mention how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At March 31,	At December 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Total assets	$878,922	$878,864	$58	-%
Investment securities (1)	150,102	177,043	(26,941)	(15.2)
Interest-bearing deposits with banks	7,003	90	6,913	7,681.1
Loans, net	647,645	628,921	18,724	3.0
Deposits	471,372	461,487	9,885	2.1
Borrowed funds	314,353	320,454	(6,101)	(1.9)
Total shareholders’ equity	84,043	86,820	(2,777)	(3.2)

        (1) Includes mortgage-backed securities

Total assets were $878.9 million at March 31, 2008, relatively unchanged from the December 31, 2007 balance.  The $26.9 million decline in investment securities, resulting from investment securities sales, a market value decline in the value of our trust preferred securities, and principal payments on mortgage-backed securities, was nearly offset by an increase in the net loan portfolio as a result of strong loan growth and a $6.9 million increase in interest-bearing deposits with banks as a result of deposit growth.  Deposits increased $9.9 million to $471.4 million from $461.5 million at December 31, 2007, resulting primarily from increases in interest-bearing customer deposits.  Shareholders’ equity decreased $2.8 million to $84.0 million at March 31, 2008 from $86.8 million at December 31, 2007, primarily as a result of the decline in the market value of available-for-sale securities during the three months ended March 31, 2008.

Loans.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At March 31, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$84,211	12.8%	$ 76,882	12.1%	$ 7,329	9.5%
Five or more family residential	148,991	22.7	149,080	23.4	(89)	(0.1)
Commercial	223,076	34.0	212,901	33.4	10,175	4.8
Total real estate	456,278	69.5	438,863	68.9	17,415	4.0

Real estate construction:
One-to four-family residential	78,607	12.0	73,114	11.5	5,493	7.5
Five or more family residential	-	-	1,839	0.3	(1,839)	(100.0)
Commercial	4,157	0.6	3,827	0.6	330	8.6
Total real estate construction	82,764	12.6	78,780	12.4	3,984	5.1

Consumer:
Automobile	18,027	2.8	20,798	3.3	(2,771)	(13.3)
Home equity	43,980	6.7	45,293	7.1	(1,313)	(2.9)
Credit cards	22,120	3.4	23,172	3.6	(1,052)	(4.5)
Other	7,812	1.2	7,411	1.2	401	5.4
Total consumer	91,939	14.1	96,674	15.2	(4,735)	(4.9)

Commercial/business	24,643	3.8	22,683	3.5	1,960	8.6

Total loans	655,624	100.0%	637,000	100.0%	18,624	2.9

Less allowance for loan losses	(7,979)		(8,079)		100	(1.2)

Loans, net	$647,645		$ 628,921		$18,724	3.0%

Our net loan portfolio increased $18.7 million, or 3.0%, to $647.6 million at March 31, 2008 from $628.9 million at December 31, 2007.  This increase was primarily attributable to increases in our real estate secured loans, which increased $20.1 million, or 3.6%, to $583.0 million at March 31, 2008 compared to $562.9 million at December 31, 2007.  The loan growth included a $10.2 million, or 4.8% increase in nonresidential commercial real estate loans, a $7.3 million, or 9.5% increase in the one-to four-family loan portfolio, and a $4.0 million, or 5.1% increase in real estate construction loans.  These increases were partially offset by a $1.3 million, or 2.9% decrease in home equity loans and an $89,000, or 0.1% decline in five or more family real estate loans.  Additionally, the commercial business loan portfolio increased $2.0 million, or 8.6%.  Partially offsetting these increases was a $3.4 million decrease in consumer loans (excluding home equity loans), including a $2.8 million decline in automobile loan balances primarily attributable to our decision to discontinue the origination of higher risk indirect auto loans on February 1, 2008.   During the balance of fiscal 2008, subject to market conditions, we plan to continue to grow our portfolio of real estate secured loans, primarily with loans secured by multi-family and commercial real estate.

Investments. The following table sets forth the composition of our investment securities at the dates indicated.  The available-for-sale investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity securities are presented at amortized cost.  Our investment in the FHLB of Seattle’s common stock is presented at cost and for reference purposes only (dollars in thousands):

	At March 31,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Available-for-sale:
U. S. Government agencies	$ -	$ 5,705	$ (5,705)	(100.0)%
Corporate securities	-	5,023	(5,023)	(100.0)
Trust preferred securities	95,543	102,356	(6,813)	(6.7)
Mortgage-backed securities	14,002	18,203	(4,201)	(23.1)
Total available-for-sale portfolio	109,545	131,287	(21,742)	(16.6)

Held-to-maturity:
Municipal obligations	12,785	12,784	1	-
Mortgage-backed securities	27,772	32,972	(5,200)	(15.8)
Total held-to-maturity portfolio	40,557	45,756	(5,199)	(11.4)

Total Investment Securities	150,102	177,043	(26,941)	(15.2)

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 163,814	$ 190,755	$ (26,941)	(14.1)%

Our investment securities portfolio decreased by $26.9 million, or 15.2%, to $150.1 million at March 31, 2008 from $177.0 million at December 31, 2007.  The decrease in investments was primarily the result of $18.0 million of sales of investment securities during the quarter ended March 31, 2008, a $6.6 million market value decline in the Company’s portfolio of pooled trust preferred securities issued by FDIC-insured financial institutions and insurance companies, as well as $2.4 million in principal repayments on mortgage-backed securities.   Included in the $18.0 million of sales of investment securities during the current quarter was $3.7 million of held-to-maturity (“HTM”) securities.  These HTM securities were sold and classified as maturities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities since they had remaining book values of less than 15% of original purchase price.

Deposits.  The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At March 31, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 37,145	7.9%	$ 33,924	7.4%	$ 3,221	9.5%
Interest-bearing checking	38,109	8.1	41,083	8.9	(2,974)	(7.2)
Savings accounts	30,903	6.6	28,397	6.1	2,506	8.8
Money market accounts	117,582	24.9	117,626	25.5	(44)	-
IRA accounts	5,662	1.2	5,713	1.2	(51)	(0.9)
Certificates of deposit	241,971	51.3	234,744	50.9	7,227	3.1
Total deposits	$471,372	100.0%	$461,487	100.0%	$ 9,885	2.1%

Core deposits	$229,401	48.7%	$226,743	49.1%	$ 2,658	1.2%
Non-core deposits	241,971	51.3	234,744	50.9	7,227	3.1
Total deposits	$471,372	100.0%	$461,487	100.0%	$ 9,885	2.1%

Our deposits increased $9.9 million, or 2.1%, to $471.4 million at March 31, 2008 from $461.5 million at December 31, 2007. Interest-bearing deposits, primarily certificates of deposit, increased $6.7 million, or 1.6%, and non-interest bearing deposits, primarily checking accounts, increased $3.2 million.  Our deposit mix at the end of the first quarter included 48.7% of relatively low-cost checking, savings, money market, and individual retirement accounts (i.e., core deposits).  Certificates of deposit at March 31, 2008 included $61.3 million of brokered certificates of deposit, an increase of $345,000 from the $60.9 million of brokered certificates of deposit at December 31, 2007.

Borrowings.  Borrowed funds decreased $6.1 million, or 1.9%, to $314.4 million at March 31, 2008 from $320.5 million at December 31, 2007.  The decrease in borrowed funds during the quarter ended March 31, 2008 was primarily attributable to the increase in deposits, which decreased borrowings and increased the Company’s interest-bearing deposits with banks, as well as met other short-term liquidity needs.  We will continue to utilize borrowings from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company’s capital to increase our net interest income.

Capital.  Total shareholders’ equity decreased $2.8 million, or 3.2%, to $84.0 million at March 31, 2008 from $86.8 million at December 31, 2007.  The decrease in equity during the quarter was primarily attributable to a $4.1 million unrealized loss, net of taxes, on the available-for-sale securities portfolio.  Additionally, we paid out $453,000 in cash dividends to shareholders and purchased $211,000 in common stock.  Partially offsetting the decreases was $1.4 million in net income and $591,000 in positive equity adjustments related to stock compensation and benefits.  As a result of these factors, and relatively no change in the balance of our total assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased 32 basis points to 9.56% at March 31, 2008, compared to 9.88% at December 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Net interest income	$ 6,543	$ 6,386	$ 157	2.5%
Non-interest income	2,821	2,242	579	25.8
Total revenue	9,364	8,628	736	8.5
Provision for loan losses	150	150	-	-
Non-interest expense	6,958	7,109	(151)	(2.1)
Net income	1,444	890	554	62.2

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Interest income:
Loans	$ 11,277	$ 11,599	$ (322)	(2.8)%
Securities available-for-sale	1,857	2,052	(195)	(9.5)
Securities held-to-maturity	451	565	(114)	(20.2)
Interest-bearing deposits	27	10	17	170.0
Federal Home Loan Bank stock dividends	34	14	20	142.9
Total interest income	13,646	14,240	(594)	(4.2)

Interest expense:
Deposits	3,587	4,111	(524)	(12.7)
Borrowed funds	3,516	3,743	(227)	(6.1)
Total interest expense	7,103	7,854	(751)	(9.6)
Net interest income	$ 6,543	$ 6,386	$ 157	2.5%

Net interest income was $6.5 million for the three months ended March 31, 2008, compared to $6.4 million for the same period in 2007.  Our net interest margin increased 24 basis points to 3.20% for the three months ended March 31, 2008, from 2.96% for the same period in 2007, as the market decline in short-term interest rates allowed us to reprice deposits more rapidly than loans as a large portion of our loan portfolio consists of fixed-rate loans.

      Interest Income.  Our interest income decreased $594,000, or 4.2%, to $13.6 million for the three months ended March 31, 2008 from $14.2 million for the three months ended March 31, 2007. Interest earned on loans for the three months ended March 31, 2008 and 2007 was $11.3 million and $11.6 million, respectively.  The average yield on total loans was 7.12% for the three months ended March 31, 2008 compared to 7.24% for the same period in 2007 reflecting the decrease in interest rates.  The average balance of total loans also decreased by $8.6 million to $635.2 million for the three months ended March 31, 2008 from $643.8 million for the same period in 2007.  A significant portion of the loan portfolio consists of real estate secured loans which do not immediately re-price when interest rates change.  Construction loans, home equity lines of credit, credit card loans, and our commercial/business loans, however, generally re-price when short-term interest rates change.  The yield decrease on our variable-rate loan products as a result of lower interest rates and a decrease in the average balance of loans, were the primary contributors to the decreased interest income on loans.

Interest income on investment securities (including mortgage-backed securities) decreased $309,000, or 11.5%, to $2.3 million for the three months ended March 31, 2008 from $2.6 million for the three months ended March 31, 2007 as a result of a lower average balance, partially offset by higher yields earned.  The average balances of investment securities for the three months ended March 31, 2008 and 2007 were $162.3 million and $196.6 million, respectively.  The average yield on investment securities increased to 5.68% for the three months ended March 31, 2008 from 5.32% for the three months ended March 31, 2007.  The average yield on investment securities increased as a result of our variable rate securities, which reprice quarterly and were last priced in December before the Federal Reserve cut the Federal Funds rate in January and March of 2008.

Interest Expense.  Our interest expense decreased $751,000, or 9.6%, to $7.1 million for the three months ended March 31, 2008 from $7.9 million for the three months ended March 31, 2007.  In addition to a decrease in the average balances of our deposits and borrowings, declining market rates helped decrease our deposit and borrowing costs as well.

       Interest expense on deposits decreased $524,000, or 12.7%, to $3.6 million for the three months ended March 31, 2008 from $4.1 million for the three months ended March 31, 2007.  The average cost of deposits decreased 41 basis points to 3.48% for the three months ended March 31, 2008 from 3.89% for the three months ended March 31, 2007 as a result of a decline in short-term interest rates.  This decrease in deposit costs for the three months ended March 31, 2008 was also lower as a result of an $8.3 million decrease in the average balance of higher cost certificates of deposit.

       Interest expense on borrowed funds decreased $227,000, or 6.1%, to $3.5 million for the three months ended March 31, 2008 from $3.7 million for the three months ended March 31, 2007 primarily attributable to a $21.8 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $320.4 million for the quarter ended March 31, 2008, compared to $342.3 million for the three months ended March 31, 2007.  The cost of borrowed funds decreased by only three basis points to 4.41% for the three months ended March 31, 2008 from 4.44% for the three months ended March 31, 2007, as $245.0 million of our borrowings are long-term and structured advances that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Allowance at beginning of period	$8,079	$8,283	$ (204)	(2.5)%
Provision for loan losses	150	150	-	-
Recoveries	72	61	11	18.0
Charge-offs	(322)	(218)	(104)	47.7
Allowance at end of period	$7,979	$8,276	$ (297)	(3.6)%

Our provision for loan losses was unchanged at $150,000 for the three month periods ended March 31, 2008 and 2007.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.  At March 31, 2008, the $8.0 million allowance for loan losses was relatively unchanged from December 31, 2007 at $8.1 million; however, the allowance was $297,000 less than the March 31, 2007 balance of $8.3 million.  The allowance for loan losses as a percent of total loans at March 31, 2008 decreased five basis points to 1.22% compared to the 1.27% at December 31, 2007, and was eight basis points lower than the 1.30% at March 31, 2007.  The decrease in the allowance ratio over prior periods was deemed appropriate because of the reduced risk in the loan portfolio attributable to the growth in real estate secured loans, which have historically experienced a very low level of losses and a decrease in the balance of consumer loans (excluding home equity loans), which have historically experienced higher losses.  The credit quality of the loan portfolio remained stable as evidenced by net charge-offs only increasing to $250,000 during the three months ended March 31, 2008, compared to $157,000 for the three months ended March 31, 2007.

Management believes our allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of real estate loans in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Deposit service fees	$ 839	$ 826	$ 13	1.6%
Loan service fees	315	292	23	7.9
Insurance service fees	550	543	7	1.3
Investment service fees	164	113	51	45.1
Real estate lease income	246	294	(48)	(16.3)
Gain on sale of securities, net	11	-	11	100.0
Gain on sale of loans, net	235	136	99	72.8
Gain on sale of premises and equipment, net	-	10	(10)	(100.0)
Other operating income	461	28	433	1,546.4
Total non-interest income	$ 2,821	$ 2,242	$ 579	25.8%

Our non-interest income for the three months ended March 31, 2008 increased $579,000, or 25.8%, to $2.8 million from $2.2 million for the three months ended March 31, 2007.  This increase was primarily a result of a $433,000 increase in other operating income and a $99,000 increase in the gain on sale of loans, net.  The increase in other operating income was primarily the result of a non-recurring $422,000 pre-tax gain from the redemption of VISA U.S.A., Inc. Class B common stock in connection with its initial public offering in March 2008.  The increase in gains on the sale of loans was attributable to an increase in the number of one- to four-family mortgages sold, including the recognition of the associated mortgage servicing asset of $71,000 during the first quarter of 2008.  All other categories of non-interest income reflected a net increase of $47,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Compensation and benefits	$4,060	$ 3,993	$ 67	1.7%
Office operations	955	986	(31)	(3.1)
Occupancy	614	635	(21)	(3.3)
Loan servicing	109	110	(1)	(0.9)
Outside and professional services	448	432	16	3.7
Marketing	284	243	41	16.9
Other operating expenses	488	710	(222)	(31.3)
Total non-interest expense	$6,958	$ 7,109	$ (151)	(2.1)%

Non-interest expense decreased $151,000, or 2.1%, to $7.0 million for the three months ended March 31, 2008 from $7.1 million for the three months ended March 31, 2007.  The decrease was primarily attributable to a $222,000 decrease in other operating expenses, partially offset by a $67,000 increase in compensation and benefits expense.

Other operating expenses decreased $222,000, or 31.3%, to $488,000 for the three months ended March 31, 2008 from $710,000 for the three months ended March 31, 2007.  The decrease was primarily a result of a $173,000 reversal in March 2008 of a pre-tax charge recognized in the fourth quarter of 2007 related to a reserve established for the Company’s share of the VISA U.S.A., Inc. litigation settlements.  We reversed the litigation settlement reserve as a result of VISA U.S.A., Inc. establishing an escrow account to satisfy this obligation as part of its initial public offering.  The 1.7% increase in compensation and benefits was primarily attributable to position value increases.  All other non-interest expenses increased by a combined $4,000.

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

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$635,217	7.12%	$643,796	7.24%	$(8,579)	(1.3)%
Mortgage-backed securities	44,258	4.35	62,367	4.32	(18,109)	(29.0)
Investment securities	118,047	6.19	134,221	5.79	(16,174)	(12.1)
Federal Home Loan Bank stock	13,712	1.00	13,712	0.40	-	-
Interest-bearing deposits in other banks	3,781	2.85	793	5.17	2,988	376.8
Total interest-earning assets	815,015	6.71	854,889	6.69	(39,874)	(4.7)

Non-interest-earning assets	54,713		49,913		4,800	9.6

Total assets	$869,728		$904,802		$(35,074)	(3.9)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$30,345	0.27	$32,042	0.30	$(1.697)	(5.3)%
Interest-bearing checking accounts	36,910	0.69	40,708	1.93	(3,798)	(9.3)
Money market deposit accounts	116,863	2.95	117,015	3.67	(152)	(0.1)
Certificates of deposit	230,784	4.61	239,037	4.81	(8,253)	(3.5)
Total deposits	414,902	3.48	428,802	3.89	(13,900)	(3.2)

Federal Home Loan Bank advances	320,442	4.41	342,269	4.44	(21,827)	(6.4)

Total interest-bearing liabilities	735,344	3.89	771,071	4.13	(35,727)	(4.6)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	33,758		32,833		925	2.8
Other	14,322		12,402		1,920	15.5
Total non-interest bearing liabilities	48,080		45,235		2,845	6.3

Total liabilities	783,424		816,306		(32,882)	(4.0)

Equity	86,304		88,496		(2,192)	(2.5)

Total liabilities and equity	$869,728		$904,802		$(35,074)	(3.9)%

Net interest income	$6,543		$6,386		$157	2.5%
Interest rate spread (1)		2.82%		2.56%
Net interest margin (2)	3.20%		2.96%

(1)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(2)  Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Liquidity and Capital Resources

Liquidity.  We actively analyze and manage our liquidity with the objectives of maintaining an adequate level of liquidity to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and satisfy other financial commitments.  See “Consolidated Statements of Cash Flows” contained in Part I, Item 1 – “Financial Statements” of this report.

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

At March 31, 2008, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50.0% of total assets, with an unused portion of the line of credit amounting to 14.2% of total Bank assets.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At March 31, 2008, we were in compliance with our collateral requirements, and 10.4% of our line of credit with the Federal Home Loan Bank of Seattle was available.  We also maintain a $15.0 million fed funds line with a national bank for short-term liquidity needs, and the entire balance was available at March 31, 2008.  In addition, we hold certain available-for-sale investment securities and readily saleable loans for liquidity purposes.

Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments.  At March 31, 2008, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $242.0 million, or 51.3%, of total deposits, including $61.3 million of brokered deposits which are scheduled to mature and be renewed through December 31, 2008.  We have used brokered deposits and borrowed funds to supplement retail deposit funding.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

Capital.  Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a “well capitalized” rating from regulatory authorities.  In addition, we are subject to certain capital requirements set by our regulatory agencies.  As of March 31, 2008, the Bank was classified as a “well capitalized” institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements.  Total equity at the Bank was $82.9 million at March 31, 2008, or 9.44% of total assets on that date.  The Bank’s regulatory capital ratios at March 31, 2008, were as follows:  Tier I leverage of 10.25%; Tier I risk-based capital of 11.78%; and total risk-based capital of 12.84%.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

One of our primary financial objectives is to generate ongoing profitability.  The largest contributor to our profitability is net interest income.  Net interest income is the difference between the income we receive on loans and investments and the expenses we incur on deposits and borrowed funds.  Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that we hold, as well as the associated yields and costs.

The asset liability management policy and the Asset/Liability Management Committee guide us in managing market risk.  A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At March 31, 2008, there were no material changes in the market risk from the information provided in the Company’s Form 10-K which was filed with the SEC on March 12, 2008.

At March 31, 2008, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of March 31, 2008, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2007 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ Global Market under the symbol “RPFG”.  As of March 31, 2008, there were 6,451,733 shares of common stock issued, including 373,289 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 80,328 restricted shares granted under the MRP that have not yet vested.  During the quarter ended March 31, 2008, the Company did not sell any securities that were not registered under the Securities Act of 1933.

Stock Purchases

A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2008 – January 31, 2008	-	$ -	-	114,483
February 1, 2008 –February 29, 2008	14,300	14.75	14,300	100,183
March 1, 2008 – March 31, 2008	-	-	-	100,183

Total	14,300	$ 14.75	14,300

(1)
On February 22, 2006, we announced our intention to purchase an additional 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock.  On January 31, 2008, we announced a 12-month extension of this repurchase program.  At March 31, 2008, there were 100,183 shares remaining to be purchased under this repurchase program.

ITEM 3 – Defaults Upon Senior Securities

Not applicable.

ITEM 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5 – Other Information

Subsequent Event – Contractual Liability

On April 2, 2008, the Bank entered into a $1.5 million contract with a software provider for the purchase and implementation of a core banking system.  A deposit equaling 50% of the price was submitted with the execution of the contract.  The remaining 50% of the amount due pursuant to the contract is projected to be paid in 2009.  The acceptance and effective date of the contract and related payment occurred after March 31, 2008 and as such will be recorded in our financial statements for the three-month period ending June 30, 2008.  The new core banking system is anticipated to improve the Bank’s business processing capabilities and operating efficiencies compared to our existing systems.

Subsequent Event - Asset Quality

On April 28, 2008, a Pierce County builder requested forbearance on their loans with the Bank as a result of the builder’s cash flow problems.  The debt service requirements of the loans associated with the builder’s inventory of new one- to four-family residences, lots for new homes, and land for future development currently exceeds the builder’s capacity to pay.  As of March 31, 2008, the builder’s loan relationships with the Bank totaled $9.8 million, and the builder was current on all of their loans with the Bank.  We intend to work with the builder to reach acceptable payment plans and to further protect our interests in the existing collateral.  If an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell or liquidate them.

The $9.8 million in loans outstanding to this builder consists of $4.6 million in one- to four-family residences, $1.3 million in developed lots, and $3.9 million in partially developed land.  We classified all of our loans to this builder as non-performing.

Management performs an impairment analysis on a loan when it determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The assessment usually occurs when a loan has been placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.  Our preliminary analysis of the $4.6 million in loans on one- to four-family residences and the $1.3 million loan on the developed lots indicates that a specific allowance for these loans is not required at this time.  Our preliminary analysis of the $3.9 million land loan indicates that a specific allowance is appropriate.  We have ordered updated appraisals on selected properties and will be performing additional analysis.  As such, our preliminary analysis is subject to revision.

Management believes we have appropriately reserved for the loss potential for all non-performing loans, including the loans to the builder discussed above.  Based on our March 31, 2008 allowance for loan loss analysis and our preliminary analysis of these loans, no additional provisions for loan losses are needed at March 31, 2008.

ITEM 6 – Exhibits

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

Rainier Pacific Financial Group, Inc.

May 9, 2008	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2008	/s/Joel G. Edwards
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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008	/s/John A. Hall
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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008	/s/Joel G. Edwards
Joel G. Edwards
Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, that:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.
the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

/s/John A. Hall	/s/Joel G. Edwards
John A. Hall	Joel G. Edwards
President and Chief Executive Officer	Chief Financial Officer

Dated: May 9, 2008