Form 10-Q
period 2008-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2008-07-23
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… June 30, 2008

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
Yes                 X     No                      _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer     _____                                                                                Accelerated filer  X
        Non-accelerated filer       _____                                                        Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No     X   .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	As of June 30, 2008
Common stock, no par value	6,421,940 *

*  Includes 356,315 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant  accounts; and 63,423 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At June 30,	At December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$ 11,832	$ 8,724
Interest-bearing deposits with banks	539	90
Securities available-for-sale	94,056	131,287
Securities held-to-maturity (fair value at June 30, 2008: $37,226; at December 31, 2007: $45,541)	37,946	45,756
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans	663,974	637,000
Less allowance for loan losses	(8,271)	(8,079)
Loans, net	655,703	628,921

Premises and equipment, net	34,286	33,813
Accrued interest receivable	3,400	3,980
Other assets	19,139	12,581

TOTAL ASSETS	$870,613	$878,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$ 40,736	$ 33,924
Interest-bearing	422,989	427,563

Total deposits	463,725	461,487

Borrowed funds	324,238	320,454
Corporate drafts payable	2,110	2,510
Accrued compensation and benefits	969	1,758
Other liabilities	4,022	5,835

TOTAL LIABILITIES	795,064	792,044

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,421,940 shares issued and 6,002,202 shares outstanding at June 30, 2008; 6,466,633 shares issued and 5,977,645 sharesoutstanding at December 31, 2007	50,636	50,458
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,563)	(3,903)
Accumulated other comprehensive loss, net of tax	(17,921)	(4,575)
Retained earnings	46,397	44,840

TOTAL SHAREHOLDERS’ EQUITY	75,549	86,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$870,613	$ 878,864

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
INTEREST INCOME
Loans	$ 11,191		$ 11,645		$ 22,468		$ 23,244
Securities available-for-sale	1,276		2,032		3,133		4,084
Securities held-to-maturity	420		546		871		1,111
Interest-bearing deposits	6		70		33		80
FHLB dividends	48		20		82		34
Total interest income	12,941		14,313		26,587		28,553

INTEREST EXPENSE
Deposits	2,979		4,053		6,566		8,164
Borrowed funds	3,524		3,841		7,040		7,584
Total interest expense	6,503		7,894		13,606		15,748
Net interest income	6,438		6,419		12,981		12,805

PROVISION FOR LOAN LOSSES	550		150		700		300
Net interest income after provision for loan losses	5,888		6,269		12,281		12,505

NON-INTEREST INCOME
Deposit service fees	908		879		1,747		1,705
Loan service fees	287		346		602		638
Insurance service fees	529		622		1,079		1,165
Investment service fees	121		144		285		257
Real estate lease income	262		271		508		565
Gain on sale of securities, net	-		-		11		-
Gain on sale of loans, net	450		66		685		202
Gain on sale of other real estate owned	7		-		7		-
Gain (loss) on sale of premises and equipment, net	(1)		-		(1)		10
Other operating income	38		16		499		44
Total non-interest income	2,601		2,344		5,422		4,586

NON-INTEREST EXPENSE
Compensation and benefits	4,042		4,068		8,102		8,061
Office operations	937		956		1,892		1,942
Occupancy	616		624		1,230		1,259
Loan servicing	123		129		232		239
Outside and professional services	248		258		696		690
Marketing	218		289		502		532
Other operating expenses	716		778		1,204		1,488
Total non-interest expense	6,900		7,102		13,858		14,211

INCOME BEFORE PROVISION FOR FEDERALINCOME TAX	1,589		1,511		3,845		2,880

PROVISION FOR FEDERAL INCOME TAX	572		529		1,384		1,008

NET INCOME	$ 1,017		$ 982		$ 2,461		$ 1,872

EARNINGS PER COMMON SHARE:
Basic	$ 0.17		$ 0.16		$ 0.41		$ 0.31
Diluted	$ 0.17		$ 0.16		$ 0.41		$ 0.31

Weighted average shares outstanding-Basic	5,987,866	(1)	5,995,114	(2)	5,985,629	(1)	5,985,772	(2)
Weighted average shares outstanding-Diluted	5,987,866		6,073,991		5,985,629		6,072,146

Dividends declared per share	$ 0.070		$ 0.065		$ 0.140		$ 0.130

(1)
 Weighted average shares outstanding – Basic includes 262,877 vested and ratably earned shares of the 326,300 restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 196,818 vested and ratably earned shares of the 329,300 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Loss	Total

Balance, December 31, 2006 (as restated)	6,587,670	$50,531	$(4,582)	$42,687	$ (806)	$87,830

Common stock repurchased	(126,137)	(2,113)				(2,113)
Common stock issued for Management Recognition Plan (“MRP”)	10,000
MRP forfeitures	(5,900)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		684				684
Dividends paid				(1,701)		(1,701)
Amortization of compensation related to MRP		1,025				1,025
Amortization of compensation related to the Stock Option Plan (“SOP”)		315				315
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				3,854		3,854
Unrealized loss on securities, net of tax benefit of $1,992					(3,769)	(3,769)
Total comprehensive income						85

Balance, December 31, 2007	6,466,633	50,458	(3,903)	44,840	(4,575)	86,820

Common stock repurchased	(44,093)	(616)				(616)
MRP forfeitures	(600)
Earned ESOP shares released			340			340
ESOP activity - Change in value of shares committed to be released		106				106
Dividends paid				(904)		(904)
Amortization of compensation related to MRP		566				566
Amortization of compensation related to SOP		122				122
Comprehensive income:
Net income				2,461		2,461
Unrealized loss on securities, net of tax benefit of $6,875					(13,346)	(13,346)
Total comprehensive loss						(10,885)

Balance, June 30, 2008	6,421,940	$50,636	$(3,563)	$46,397	$(17,921)	$75,549

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,461	$ 1,872
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,177	1,138
Provision for loan losses	700	300
Deferred income tax (benefit)	50	(323)
Gain on sale of securities, net	(11)	-
Gain on sale of other real estate owned	(7)	-
(Gain) loss on sale of premises and equipment, net	1	(10)
Gain on sale of loans, net	(685)	(202)
Amortization of premiums and discounts on securities	697	331
Amortization of intangible assets	147	130
Compensation for restricted stock awards	566	513
Compensation for stock options	122	180
Change in operating assets and liabilities, net:
Accrued interest receivable	580	142
Other assets	571	(469)
Corporate drafts payable	(400)	663
Other liabilities	(1,481)	(482)

Net cash provided from operating activities	4,488	3,783

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with banks	(449)	(568)
Activity in securities available-for-sale:
Sales	9,232	-
Maturities, prepayments, and calls	7,071	3,778
Activity in securities held-to-maturity:
Sales	3,702	-
Maturities, prepayments, and calls	4,124	3,468
Increase in loans, net	(64,821)	(20,530)
Proceeds from sales of loans	36,456	12,377
Proceeds from sales of other real estate owned	1,129	-
Purchases of premises and equipment	(1,652)	(613)
Proceeds from sales of premises and equipment	1	10

Net cash used in investing activities	(5,207)	(2,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,238	2,891
Advances on borrowed funds	134,427	128,617
Repayments of borrowed funds	(130,643)	(130,397)
Cash payments related to acquisition of insurance agencies	(1,121)	(1,226)
Repayment of ESOP debt	340	340
Change in value of ESOP shares committed to be released	106	237
Proceeds from exercise of stock options	-	16
Dividends paid	(904)	(854)
Common stock repurchased	(616)	(550)

Net cash provided from (used in) financing activities	3,827	(926)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,108	779

CASH AND CASH EQUIVALENTS, at beginning of period	8,724	11,847

CASH AND CASH EQUIVALENTS, at end of period	$ 11,832	$ 12,626

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 13,683	$ 15,780

Income taxes	$ 1,215	$ 1,215

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized (losses)/gains on available-for-sale securities	$ (20,221)	$ 502

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which were filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “Company’s 2007 Form 10-K”).  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the June 30, 2008 presentation.  These reclassifications have no effect on net income, equity, or earnings per share.  Additionally, there was a restatement for years prior to 2007 in the Company’s 2007 Form 10-K which has no effect on the three or six month periods ended June 30, 2008.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties. There have been no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Company’s 2007 Form 10-K.

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

As disclosed in the Company’s 2007 Form 10-K, we have recorded a $550,000 valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income.  Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

We do not believe that we have any uncertain tax positions as of June 30, 2008 that would rise to the level of having a material impact on our financial statements.  We have concluded, as of June 30, 2008, that no additional adjustments or valuation allowances are necessary.

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

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees.  The fair market value of the Company’s common stock on the date of grant was $16.26 per share.  On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the August 17, 2005 grant date was $16.72 per share.  On June 1, 2007 the Company granted an additional 72,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the June 1, 2007 grant date was $20.40 per share.  There were no grants during the first six months of 2008.

The following represents the stock option activity and option exercise price information for the six months ended June 30, 2008:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value*

Balance at December 31, 2007	718,600	$ 16.68

Granted	-	-
Exercised	-	-
Forfeited	(19,200)	16.95

Balance at June 30, 2008	699,400	$ 16.67	$ -

* Based on the June 30, 2008 closing stock price of $9.55 for the Company’s common stock, there was no intrinsic value at June 30, 2008.

The estimated fair value of options granted for each year set forth below was determined as of the grant dates (June 7, 2004, August 17, 2005, and June 1, 2007) using a binomial pricing model with the following assumptions:

	2007	2005	2004

Option exercise price	$ 20.40	$ 16.72	$ 16.26
Stock price on grant date	$ 20.40	$ 16.72	$ 16.26
Annual dividend yield	1.28%	1.40%	2.00%
Expected volatility	18.88%	19.63%	21.95%
Risk-free interest rate	4.92%	3.99%	4.39%
Employee attrition rate	7.50%	5.00%	3.00%
Vesting period	5 years	5 years	5 years
Expected life	6 years	6 years	7 years
Contractual term	10 years	10 years	10 years
Estimated fair value of options	$ 3.70	$ 3.92	$ 3.60

Financial data pertaining to the stock options at June 30, 2008 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	614,600	6.00	$ 16.26	491,680	$ 16.26
2005	16,800	7.25	16.72	6,720	16.72
2007	68,000	9.00	20.40	13,600	20.40
	699,400	6.32	$ 16.67	512,000	$ 16.38

Stock-based compensation expense recognized by the Company in the Consolidated Statements of Income was $122,000 for the six months ended June 30, 2008 compared to $180,000 for the six months ended June 30, 2007.  On an after-tax basis, stock-based compensation expense was $78,000 for the six months ended June 30, 2008 compared to $117,000 for the same period in 2007.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $304,000 and $449,000 at June 30, 2008 and December 31, 2007, respectively.

On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP.  The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million.  These restricted stock awards vest over a five-year period, and therefore, the cost of these awards is accrued ratably over a five-year period as compensation expense.  On June 1, 2007, the Company granted restricted stock awards of 10,000 shares of its common stock to certain employees.  The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000.  These restricted stock awards will also vest over a five-year period and the cost is accrued ratably over a five-year period as compensation expense.  Compensation expense related to the MRP awards was $566,000 and $513,000 for the six months ended June 30, 2008 and 2007.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $1.1 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively.

Note 5 – Earnings Per Share

Earnings per share (“EPS”) are computed using the basic and diluted weighted average number of common shares outstanding during the periods presented.  Basic EPS are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS are computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively, that were approved by the Company’s shareholders in April 2004.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$ 1,017	$ 982	$ 2,461	$ 1,872

Denominator:
Denominator for basic earnings per share:
Weighted average shares	5,987,866	5,995,114	5,985,629	5,985,772
Effect of dilutive common stock equivalents:
Stock options	-	73,460	-	80,031
MRP restricted stock	-	5,417	-	6,343
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,987,866	6,073,991	5,985,629	6,072,146

Basic earnings per share	$ 0.17	$ 0.16	$ 0.41	$ 0.31
Diluted earnings per share	$ 0.17	$ 0.16	$ 0.41	$ 0.31

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Available-for-sale securities	$ -	$12,448	$81,608	$94,056

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred securities) (dollars in thousands):

Securities Available-for- Sale

Beginning Balance at December 31, 2007	$102,356
Total gains or (losses), realized/unrealized	(20,375)
Purchases	-
Paydowns and Maturities	(373)
Transfers into Level 3	-
Ending Balance at June 30, 2008	$81,608

The amount of total gains (losses) for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2008	$ -

The Company does not record impaired loans at fair value on a recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of June 30, 2008, management evaluated $38.5 million of potentially impaired loans, concluding that $13.5 million in construction loans were impaired under U.S. generally accepted accounting principles.  The $11.8 million fair market value of impaired loans reported below represents the $13.5 million in construction loan balances,  net of a $1.7 million specific allowance.  We also do not record other real estate owned at fair value on a recurring basis.  All other real estate owned properties are recorded at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to other real estate owned.  From time to time, non-recurring fair value adjustments to other real estate owned are recorded to reflect partial write downs based on observable market price or current appraised value of collateral.  The following table presents the fair value of our impaired loans and other real estate owned under the associated fair value hierarchy as established by SFAS 157 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$ -	$ -	$11,800	$11,800
Other real estate owned	-	-	446	446
Total	$ -	$ -	$12,246	$12,246

Note 7 – Cash Dividends

On May 16, 2008 the Company announced a quarterly cash dividend of $0.07 per share payable on June 9, 2008 to shareholders of record on May 26, 2008.

Note 8 – Recently Issued Accounting Standards

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

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquiror to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS No. 141, Business Combinations, permitted deferred recognition of pre-acquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, was met.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

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

       In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60 (“SFAS 163”).  SFAS 163 clarifies SFAS 60, Accounting and Reporting by Insurance Enterprises, by requiring expanded disclosures about financial guarantee insurance contracts.  Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.   SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  SFAS 163 is not expected to have a material impact on our consolidated financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs; results of examinations by our banking regulators; interest rate fluctuations; economic conditions in the Company’s primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At June 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Total assets	$ 870,613	$ 878,864	$ (8,251)	(0.9)%
Investment securities (1)	132,002	177,043	(45,041)	(25.4)
Interest-bearing deposits with banks	539	90	449	498.9
Loans, net	655,703	628,921	26,782	4.3
Deposits	463,725	461,487	2,238	0.5
Borrowed funds	324,238	320,454	3,784	1.2
Total shareholders’ equity	75,549	86,820	(11,271)	(13.0)

                      (1) Includes mortgage-backed securities

Total assets decreased $8.3 million, or 0.9%, to $870.6 million at June 30, 2008 from $878.9 million at December 31, 2007. During the six months ended June 30, 2008, our investment securities portfolio declined by $45.0 million, primarily the result of a market value decline of our trust preferred securities; and investment securities sales, maturities, and principal payments on mortgage-backed securities.  Partially offsetting the decline in the investment securities portfolio was a $26.8 million increase in the net loan portfolio as a result of $45.4 million of nonresidential commercial real estate loan originations and $42.3 million of single-family residential real estate loan originations.  Deposits increased $2.2 million to $463.7 million from $461.5 million at December 31, 2007, resulting primarily from the growth of balances of non-interest business checking and money market accounts that were partially offset by a decline of $9.2 million in the balances of certificates of deposit.  Shareholders’ equity decreased $11.3 million to $75.5 million at June 30, 2008 from $86.8 million at December 31, 2007, primarily as a result of the decline in the market value of available-for-sale securities during the six months ended June 30, 2008.

Loans.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At June 30, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$75,879	11.4%	$ 76,882	12.1%	$(1,003)	(1.3)%
Five or more family residential	146,050	22.0	149,080	23.4	(3,030)	(2.0)
Commercial	245,522	37.0	212,901	33.4	32,621	15.3
Total real estate	467,451	70.4	438,863	68.9	28,588	6.5

Real estate construction:
One-to four-family residential	79,581	12.0	73,114	11.5	6,467	8.8
Five or more family residential	-	-	1,839	0.3	(1,839)	(100.0)
Commercial	4,032	0.6	3,827	0.6	205	5.4
Total real estate construction	83,613	12.6	78,780	12.4	4,833	6.1

Consumer:
Automobile	15,621	2.3	20,798	3.3	(5,177)	(24.9)
Home equity	42,344	6.4	45,293	7.1	(2,949)	(6.5)
Credit cards	22,063	3.3	23,172	3.6	(1,109)	(4.8)
Other	7,962	1.2	7,411	1.2	551	7.4
Total consumer	87,990	13.2	96,674	15.2	(8,684)	(9.0)

Commercial/business	24,920	3.8	22,683	3.5	2,237	9.9

Total loans	663,974	100.0%	637,000	100.0%	26,974	4.2

Less allowance for loan losses	(8,271)		(8,079)		(192)	2.4

Loans, net	$655,703		$ 628,921		$26,782	4.3%

Our net loan portfolio increased $26.8 million, or 4.3%, to $655.7 million at June 30, 2008 from $628.9 million at December 31, 2007.  This increase was primarily attributable to increases in our real estate secured loans, which increased $30.5 million, or 5.4%, to $593.4 million at June 30, 2008 compared to $562.9 million at December 31, 2007.  The real estate loan growth included a $32.6 million, or 15.3% increase in nonresidential commercial real estate loans and a $4.8 million, or 6.1% increase in real estate construction loans.  These increases were partially offset by a $3.0 million, or 2.0% decline in five or more family real estate loans as a result of a high level of loan repayments for the six months ended June 30, 2008; a $2.9 million, or 6.5% decline in home equity loans as a result of tighter underwriting standards and borrowers refinancing their home first mortgage and paying off their home equity loans: and a $1.0 million, or 1.3% decline in our one-to four-family mortgage portfolio, which included $35.6 million in single-family fixed-rate mortgages sold.  Additionally, the commercial business loan portfolio increased $2.2 million, or 9.9%.  Partially offsetting the increases in loans secured by real estate and commercial business loans was a $5.7 million decrease in consumer loans (excluding home equity loans), including a $5.2 million decline in automobile loan balances primarily attributable to our decision to tighten the underwriting standards for auto loans beginning in 2007 and to discontinue the origination of indirect auto loans on February 1, 2008.   During the balance of fiscal 2008, subject to market conditions, we plan to continue to grow our portfolio of real estate secured loans, primarily with loans secured by five or more family and commercial real estate.

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

	At June 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Available-for-sale:
U. S. Government agencies	$ -	$ 5,705	$ (5,705)	(100.0)%
Corporate securities	-	5,023	(5,023)	(100.0)
Trust preferred securities	81,608	102,356	(20,748)	(20.3)
Mortgage-backed securities	12,448	18,203	(5,755)	(31.6)
Total available-for-sale portfolio	94,056	131,287	(37,231)	(28.4)

Held-to-maturity:
Municipal obligations	11,789	12,784	(995)	(7.8)
Mortgage-backed securities	26,157	32,972	(6,815)	(20.7)
Total held-to-maturity portfolio	37,946	45,756	(7,810)	(17.1)

Total Investment Securities	132,002	177,043	(45,041)	(25.4)

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 145,714	$ 190,755	$ (45,041)	(23.6)%

Our investment securities portfolio decreased by $45.0 million, or 25.4%, to $132.0 million at June 30, 2008 from $177.0 million at December 31, 2007.  The decrease in investments was primarily the result of $19.6 million of sales, maturities, and partial calls of investment securities during the six months ended June 30, 2008 and a $20.2 million market value decline in the Company’s portfolio of pooled trust preferred securities issued by FDIC-insured financial institutions and insurance companies.  The Company has evaluated the decline in the market value of its trust preferred securities, which is directly related to the credit and liquidity crisis being experienced in the financial services industry over the past three calendar quarters, and believes the impairment in value to be temporary.  The trust preferred securities are investment grade securities that are performing and are expected to continue performing.  Under U.S. generally accepted accounting principles, the Company has reflected this temporary market value decline in a valuation allowance component of shareholders’ equity.  All of our trust preferred securities have continued to pay interest as scheduled through June 30, 3008 and are expected to continue paying interest, as scheduled, in the future.  Additionally, we received $4.5 million in principal repayments on mortgage-backed securities.   Included in the sales of investment securities during the first six months of 2008 was $3.7 million of held-to-maturity (“HTM”) securities.  These HTM securities were sold when they had remaining book values of less than 15% of original purchase price.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when HTM securities with remaining book values of less than 15% of their original purchased price are sold, they are treated the same as maturities and do not taint the HTM investment portfolio or affect the Company’s ability to hold securities in the HTM portfolio in the future.

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At June 30, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Real estate	$ -	-%	$ -	-%	$ -	-%
Real estate construction	13,461	2.03	-	-	13,461	100.0
Consumer	415	0.06	497	0.08	(82)	(16.5)
Commercial business	-	-	-	-	-	-
Total non-performing loans	13,876	2.09	497	0.08	13,379	2,692.0

Other non-performing assets
Repossessed assets	-		49		(49)	(100.0)
Other real estate owned	446		-		446	100.0%
Total other non-performing assets	446		49		397	810.2

Total non-performing assets	$ 14,322		$ 546		$ 13,776	2,523.1%

Total non-performing assets as a percentage of total assets	1.65%		0.06%

(1) Percent of total loan portfolio

Our non-performing assets have increased to $14.3 million at June 30, 2008 from $546,000 at December 31, 2007.  The increase was the result of cash flow problems experienced by two local residential builders during the second quarter resulting in their inability to meet the debt service requirements of the loans.  As of June 30, 2008, we classified $13.5 million in real estate construction loans associated with these two builders as non-performing, which consists of $6.6 million in loans for land development, $5.5 million in one- to four-family residential construction loans with houses in varying stages of completion, and $1.3 million in developed one- to four-family residential lots.  We classified most of our loans to these builders (excluding pre-sold homes and rental properties) as non-performing.  The cumulative interest not accrued during the second quarter relating to these non-performing loans totaled $164,000.  We intend to work with the builders to reach acceptable payment plans and to further protect our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $6.6 million in loans for land development and the $5.5 million in loans for one- to four-family residential construction in varying stages of completion indicated a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of existing and updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $1.7 million specific allowance for these loans.  Our analysis of the $1.3 million in loans on the developed one- to four-family residential lots indicated a specific allocation of the allowance for these loans was not required at June 30, 2008.

Deposits.  The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At June 30, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$40,736	8.8%	$33,924	7.4%	$6,812	20.1%
Interest-bearing checking	37,672	8.1	41,083	8.9	(3,411)	(8.3)
Savings accounts	29,553	6.4	28,397	6.1	1,156	4.1
Money market accounts	124,444	26.8	117,626	25.5	6,818	5.8
IRA accounts	5,866	1.3	5,713	1.2	153	2.7
Certificates of deposit	225,454	48.6	234,744	50.9	(9,290)	(4.0)
Total deposits	$463,725	100.0%	$461,487	100.0%	$ 2,238	0.5%

Core deposits	$238,271	51.4%	$226,743	49.1%	$11,528	5.1%
Non-core deposits	225,454	48.6	234,744	50.9	(9,290)	(4.0)
Total deposits	$463,725	100.0%	$461,487	100.0%	$ 2,238	0.5%

Our deposits increased $2.2 million, or 0.5%, to $463.7 million at June 30, 2008 from $461.5 million at December 31, 2007. Interest-bearing deposits, primarily certificates of deposit and money market accounts, decreased $4.6 million, while non-interest bearing deposits, primarily checking accounts, increased $6.8 million.  Our deposit mix at the end of the second quarter included 51.4% of relatively low-cost checking, savings, money market, and individual retirement accounts (i.e., core deposits).  Certificates of deposit at June 30, 2008 included $61.2 million of brokered certificates of deposit, an increase of $321,000 from the $60.9 million of brokered certificates of deposit at December 31, 2007.

Borrowings.  Borrowed funds increased $3.7 million, or 1.2%, to $324.2 million at June 30, 2008 from $320.5 million at December 31, 2007.  The increase in borrowed funds during the quarter ended June 30, 2008 was primarily attributable to funding short-term liquidity needs.  We will continue to utilize borrowings from the FHLB of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company’s capital to increase our net interest income.

Capital.  Total shareholders’ equity decreased $11.3 million, or 13.0%, to $75.5 million at June 30, 2008 from $86.8 million at December 31, 2007.  The decrease in equity during the six months ended June 30, 2008 was primarily attributable to a $13.3 million unrealized loss, net of taxes, on the available-for-sale securities portfolio.  Additionally, we paid out $904,000 in cash dividends to shareholders and purchased $616,000 of our common stock.  Partially offsetting these decreases was $2.5 million in net income and $1.1 million in positive equity adjustments related to stock compensation and benefits.  As a result of these factors, and a relatively small change in the balance of our total assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased 120 basis points to 8.68% at June 30, 2008, compared to 9.88% at December 31, 2007.  As of June 30, 2008, the Bank remained categorized “well capitalized” under regulatory standards.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Net interest income	$ 6,438	$ 6,419	$ 19	0.3%
Non-interest income	2,601	2,344	257	11.0
Total revenue	9,039	8,763	276	3.1
Provision for loan losses	550	150	400	266.7
Non-interest expense	6,900	7,102	(202)	(2.8)
Net income	1,017	982	35	3.6

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Interest income:
Loans	$11,191	$11,645	$ (454)	(3.9)%
Securities available-for-sale	1,276	2,032	(756)	(37.2)
Securities held-to-maturity	420	546	(126)	(23.1)
Interest-bearing deposits	6	70	(64)	(91.4)
Federal Home Loan Bank stock dividends	48	20	28	140.0
Total interest income	12,941	14,313	(1,372)	(9.6)

Interest expense:
Deposits	2,979	4,053	(1,074)	(26.5)
Borrowed funds	3,524	3,841	(317)	(8.3)
Total interest expense	6,503	7,894	(1,391)	(17.6)
Net interest income	$ 6,438	$ 6,419	$ 19	0.3%

Net interest income was $6.4 million for the three months ended June 30, 2008, relatively unchanged from the same period in 2007.  Our net interest margin increased 12 basis points to 3.13% for the three months ended June 30, 2008, from 3.01% for the same period in 2007, as the market decline in short-term interest rates allowed us to reprice deposits more rapidly than loans as a large portion of our loan portfolio consists of intermediate and long-term fixed-rate loans.

      Interest Income.  Our interest income decreased $1.4 million, or 9.6%, to $12.9 million for the three months ended June 30, 2008 from $14.3 million for the three months ended June 30, 2007.  Interest earned on loans for the three months ended June 30, 2008 and 2007 was $11.2 million and $11.6 million, respectively.  The average yield on total loans decreased to 6.80% for the three months ended June 30, 2008 compared to 7.27% for the same period in 2007 reflecting the decrease in short-term interest rates.  The yield decrease on our variable-rate loan products was a result of the current lower interest rate environment, and was partially offset by an increase in the average balance of loans, resulting in the decreased interest income on loans.  Additionally, during the second quarter of 2008, $13.5 million in construction loans were classified as non-accrual.  Interest on these loans not recognized during the second quarter of 2008 was $164,000.  The average balance of total loans increased by $17.0 million to $658.7 million for the three months ended June 30, 2008 compared to $641.7 million for the same period in 2007.  Although a significant portion of the loan portfolio consists of real estate secured loans that do not immediately re-price when interest rates change, construction loans, home equity lines of credit, credit card loans, and some of our commercial business loans generally re-price when short-term interest rates change.

Interest income on investment securities (including mortgage-backed securities) decreased $882,000, or 34.2%, to $1.7 million for the three months ended June 30, 2008 compared to $2.6 million for the three months ended June 30, 2007 as a result of a lower average balances, as well as lower yields earned.  Additionally, 95.4% of our trust preferred securities adjust to a floating LIBOR rate plus a specified margin every three months.  Accordingly, a decrease in the LIBOR rate has contributed to the lower yields being earned.  The average balances of investment securities, including mortgage-backed securities for the three months ended June 30, 2008 and 2007 were $146.5 million and $193.0 million, respectively.  The average yield on investment securities decreased to 4.63% for the three months ended June 30, 2008 from 5.34% for the three months ended June 30, 2007 as a result of the lower interest rate environment.

Interest Expense.  Our interest expense decreased $1.4 million, or 17.6%, to $6.5 million for the three months ended June 30, 2008 from $7.9 million for the three months ended June 30, 2007.  Declining short-term market interest rates, conservative deposit pricing, as well as a decrease in the average balances of our interest-bearing liabilities helped reduce our deposit and borrowing costs.

       Interest expense on deposits decreased $1.1 million, or 26.5%, to $3.0 million for the three months ended June 30, 2008 from $4.1 million for the three months ended June 30, 2007.  The average cost of deposits decreased 99 basis points to 2.84% for the three months ended June 30, 2008 from 3.83% for the three months ended June 30, 2007 as a result of the recent decline in short-term interest rates and lower deposit pricing.

       Interest expense on borrowed funds decreased $317,000, or 8.3%, to $3.5 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007 primarily attributable to a $21.3 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $324.0 million for the quarter ended June 30, 2008, compared to $345.3 million for the three months ended June 30, 2007.  The cost of borrowed funds decreased by only seven basis points to 4.38% for the three months ended June 30, 2008 from 4.45% for the three months ended June 30, 2007, as $245.0 million of our borrowings are intermediate- and long-term structured advances that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Allowance at beginning of period	$7,979	$8,276	$ (297)	(3.6)%
Provision for loan losses	550	150	400	266.7
Recoveries	66	76	(10)	(13.2)
Charge-offs	(324)	(267)	(57)	21.3
Allowance at end of period	$8,271	$8,235	$ 36	0.4%

Our provision for loan losses increased $400,000 to $550,000 for the three months ended June 30, 2008 compared to $150,000 for the three months ended June 30, 2007.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.  The allowance for loan losses increased $192,000, or 2.4%, to $8.3 million at June 30, 2008 from $8.1 million at December 31, 2007 and was $36,000 more than the $8.2 million at June 30, 2007.  The allowance for loan losses as a percent of total loans at June 30, 2008 decreased two basis points to 1.25% compared to the 1.27% at December 31, 2007 and June 30, 2007, respectively.  The increase in the provision for loan losses compared to recent periods was deemed appropriate, primarily as a result of the increase in non-accrual loans.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products.  Increases or decreases in the size of higher risk loan portfolios or changes in expected loss ratios can result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  In 2007 and 2008, management tightened the underwriting criteria on our consumer loans including automobile, credit cards, and home equity products.  Historically, charge-offs are primarily derived from consumer loans, and the tighter underwriting and resultant lower loan balance of consumer loans have contributed to the allowance as a percentage of loans decreasing as a percentage of total loans.  The establishment of specific allocations of the allowance for impaired loans can also impact the amount of the allowance and the allowance as a percentage of loans.  Management evaluated $38.5 million of potentially impaired loans and established a $1.7 million specific allocation of the allowance for $13.5 million in impaired construction loans.

The increase in the allowance from $8.1 million at December 31, 2007 to $8.3 million at June 30, 2008 resulted from the increase in non-performing assets.  The decrease in the allowance as a percentage of total loans from 1.27% at December 31, 2007 to 1.25% at June 30, 2008 resulted from the changing composition of our loan portfolio and our allowance methodology as further described in the Company’s 2007 Form 10-K.

Management believes our allowance for loan losses as of June 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Deposit service fees	$ 908	$ 879	$ 29	3.3%
Loan service fees	287	346	(59)	(17.1)
Insurance service fees	529	622	(93)	(15.0)
Investment service fees	121	144	(23)	(16.0)
Real estate lease income	262	271	(9)	(3.3)
Gain on sale of loans, net	450	66	384	581.8
Gain on sale of premises and equipment, net	6	-	6	100.0
Other operating income	38	16	22	135.5
Total non-interest income	$ 2,601	$ 2,344	$ 257	11.0%

Our non-interest income for the three months ended June 30, 2008 increased $257,000, or 11.0%, to $2.6 million from $2.3 million for the three months ended June 30, 2007 as a result of an increase in gains on sale of loans.  The $384,000 increase in gains on the sale of loans was attributable to $22.9 million of one- to four-family mortgages sold, and included the recognition of the associated mortgage servicing asset of $195,000 during the second quarter of 2008.  Partially offsetting this increase was a $93,000 decrease in insurance service fees, primarily the result of decreased commercial property and casualty policy sales related to the challenges in the one- to four-family residential construction market.  All other categories of non-interest income reflected a net decrease of $34,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Compensation and benefits	$4,042	$4,068	$ (26)	(0.6)%
Office operations	937	956	(19)	(2.0)
Occupancy	616	624	(8)	(1.3)
Loan servicing	123	129	(6)	(4.7)
Outside and professional services	248	258	(10)	(3.9)
Marketing	218	289	(71)	(24.6)
Other operating expenses	716	778	(62)	(8.0)
Total non-interest expense	$6,900	$7,102	$(202)	(2.8)%

Non-interest expense decreased $202,000, or 2.8%, to $6.9 million for the three months ended June 30, 2008 compared to $7.1 million for the three months ended June 30, 2007 as the Company continued to manage its operating expenses.  Marketing expenses decreased $71,000, or 24.6% to $218,000 for the three months ended June 30, 2008 from $289,000 for the three months ended June 30, 2007.  All other non-interest expenses decreased by a combined $131,000, which were spread across all operating expenses.

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

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$658,743	6.80%	$641,708	7.27%	$ 17,035	2.7%
Mortgage-backed securities	40,400	4.28	59,267	4.33	(18,867)	(31.8)
Investment securities	106,106	4.77	133,723	5.79	(27,617)	(20.7)
Federal Home Loan Bank stock	13,712	1.40	13,712	0.60	-	-
Interest-bearing deposits in other banks	1,025	2.14	5,399	5.08	(4,374)	(81.0)
Total interest-earning assets	819,986	6.32	853,809	6.71	(33,823)	(4.0)

Non-interest-earning assets	56,790		51,432		5,358	10.4

Total assets	$ 876,776		$905,241		$(28,465)	(3.1)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 31,475	0.25	$ 32,795	0.25	$ (1,320)	(4.0)%
Interest-bearing checking accounts	36,561	0.69	42,858	1.74	(6,297)	(14.7)
Money market deposit accounts	117,870	2.24	129,573	3.85	(11,703)	(9.0)
Certificates of deposit	235,980	3.80	219,138	4.75	16,842	7.7
Total deposits	421,886	2.84	424,364	3.83	(2,478)	(0.6)

Federal Home Loan Bank advances	324,023	4.38	345,309	4.45	(21,286)	(6.2)

Total interest-bearing liabilities	745,909	3.51	769,673	4.11	(23,764)	(3.1)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	36,885		34,869		2,016	5.8
Other	12,594		11,228		1,366	12.2
Total non-interest bearing liabilities	49,479		46,097		3,382	7.3

Total liabilities	795,388		815,770		(20,382)	(2.5)

Equity	81,388		89,471		(8,083)	(9.0)

Total liabilities and equity	$ 876,776		$905,241		$(28,465)	(3.1)%

Net interest income	$ 6,438		$ 6,419		$ 19	0.3%
Interest rate spread (1)		2.81%		2.60%
Net interest margin (2)	3.13%		3.01%

(1)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(2)  Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Net interest income	$12,981	$12,805	$ 176	1.4%
Non-interest income	5,422	4,586	836	18.2
Total revenue	18,403	17,391	1,012	5.8
Provision for loan losses	700	300	400	133.3
Non-interest expense	13,858	14,211	(353)	(2.5)
Net income	2,461	1,872	589	31.5

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Interest income:
Loans	$ 22,468	$ 23,244	$ (776)	(3.3)%
Securities available-for-sale	3,133	4,084	(951)	(23.3)
Securities held-to-maturity	871	1,111	(240)	(21.6)
Interest-bearing deposits	33	80	(47)	(58.8)
Federal Home Loan Bank stock dividends	82	34	48	141.2
Total interest income	26,587	28,553	(1,966)	(6.9)

Interest expense:
Deposits	6,566	8,164	(1,598)	(19.6)
Borrowed funds	7,040	7,584	(544)	(7.2)
Total interest expense	13,606	15,748	(2,142)	(13.6)
Net interest income	$ 12,981	$ 12,805	$ 176	1.4%

Net interest income was $13.0 million for the six months ended June 30, 2008, compared to $12.8 million for the same period in 2007.  Our net interest margin increased 19 basis points to 3.17% for the six months ended June 30, 2008, from 2.98% for the same period in 2007, as the market decline in short-term interest rates allowed us to reprice deposits more rapidly than loans as a large portion of our loan portfolio consists of fixed-rate loans.

      Interest Income.  Our interest income decreased $2.0 million, or 6.9%, to $26.6 million for the six months ended June 30, 2008 from $28.6 million for the six months ended June 30, 2007. Interest earned on loans for the six months ended June 30, 2008 and 2007 was $22.5 million and $23.2 million, respectively.  The average yield on total loans decreased 30 basis points to 6.96% for the six months ended June 30, 2008 compared to 7.26% for the same period in 2007 reflecting the decrease in short-term market interest rates.  However, partially offsetting the yield decrease was the average balance of total loans, which increased by $3.4 million to $646.2 million for the six months ended June 30, 2008 from $642.8 million for the same period in 2007.  Additionally, during the second quarter of 2008, $13.5 million in construction loans were classified as non-accrual.  The cumulative amount of interest on these loans not recognized in 2008 was $164,000.  Although a significant portion of the loan portfolio consists of real estate secured loans, which do not immediately re-price when interest rates change, our construction loans, home equity lines of credit, credit card loans, and commercial/business loans, do generally re-price when short-term interest rates change.  The decrease in yield on our variable-rate loan products as a result of lower interest rates was the primary contributor to the decreased interest income on loans.

Interest income on investment securities (including mortgage-backed securities) decreased $1.2 million, or 22.9%, to $4.0 million for the six months ended June 30, 2008 from $5.2 million for the six months ended June 30, 2007 as a result of a lower average balance and a 15 basis point yield decline on investment securities.  The average balances of investment securities for the six months ended June 30, 2008 and 2007 were $154.4 million and $194.8 million, respectively.  The average yield on investment securities decreased to 5.19% for the six months ended June 30, 2008 from 5.34% for the six months ended June 30, 2007.

Interest Expense.  Our interest expense decreased $2.1 million, or 13.6%, to $13.6 million for the six months ended June 30, 2008 from $15.7 million for the six months ended June 30, 2007.  In addition to a decrease in the average balances of our deposits and borrowings, declining short-term market rates and lower deposit pricing helped decrease our deposit and borrowing costs as well.

       Interest expense on deposits decreased $1.6 million, or 19.6%, to $6.6 million for the six months ended June 30, 2008 from $8.2 million for the six months ended June 30, 2007.  The average cost of deposits decreased 70 basis points to 3.16% for the six months ended June 30, 2008 from 3.86% for the six months ended June 30, 2007 as a result of a decline in short-term interest rates, which allowed us to reduce the rates we offered on our deposit products.

       Interest expense on borrowed funds decreased $544,000, or 7.2%, to $7.0 million for the six months ended June 30, 2008 from $7.6 million for the six months ended June 30, 2007 primarily attributable to a $21.6 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $322.2 million for the six months ended June 30, 2008, compared to $343.8 million for the same period in 2007.  The cost of borrowed funds decreased by only six basis points to 4.39% for the six months ended June 30, 2008 from 4.45% for the six months ended June 30, 2007, as $245.0 million of our borrowings are long-term and structured advances that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Allowance at beginning of period	$8,079	$8,283	$ (204)	(2.5)%
Provision for loan losses	700	300	400	133.3
Recoveries	138	136	2	1.5
Charge-offs	(646)	(484)	(162)	33.5
Allowance at end of period	$8,271	$8,235	$ 36	0.4%

Our provision for loan losses increased $400,000, or 133.3% to $700,000 for the six months ended June 30, 2008 compared to $300,000 for the six months ended June 30, 2007.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.  At June 30, 2008, the allowance for loan losses increased $192,000 to $8.3 million from $8.1 million at December 31, 2007 and was $36,000 more than the June 30, 2007 balance of $8.2 million.  The allowance for loan losses as a percent of total loans at June 30, 2008 decreased two basis points to 1.25% compared to 1.27% at December 31, 2007 and June 30, 2007.  The increase in the provision for loan losses compared to the prior period was deemed appropriate as a result of some credit quality issues in the construction loan portfolio and the increase in non-accrual loans.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products.  Increases or decreases in the size of higher risk loan portfolios or changes in expected loss ratios can result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  In 2007 and 2008, management tightened the underwriting criteria on our consumer loans including automobile, credit cards, and home equity products.  Our historical charge-offs are primarily derived from consumer loans, and the tighter underwriting and resultant lower loan balance of consumer loans have contributed to the allowance as a percentage of loans decreasing as a percentage of total loans.  The establishment of specific allocations of the allowance for impaired loans can also impact the amount of the allowance and the allowance as a percentage of loans.  Management evaluated $38.5 million of potentially impaired loans and established a $1.7 million specific allocation of the allowance for $13.5 million in impaired construction loans.

The increase in the allowance from $8.1 million at December 31, 2007 to $8.3 million at June 30, 2008 resulted from the increase in non-performing assets.  The decrease in the allowance as a percentage of total loans from 1.27% at December 31, 2007 to 1.25% at June 30, 2008 resulted from the changing composition of our loan portfolio and our allowance methodology as further described in the Company’s 2007 Form 10-K.

Management believes our allowance for loan losses as of June 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Deposit service fees	$ 1,747	$ 1,705	$ 42	2.5%
Loan service fees	602	638	(36)	(5.6)
Insurance service fees	1,079	1,165	(86)	(7.4)
Investment service fees	285	257	28	10.9
Real estate lease income	508	565	(57)	(10.1)
Gain on sale of securities, net	11	-	11	100.0
Gain on sale of loans, net	685	202	483	239.1
Gain on sale of premises and equipment, net	6	10	(4)	(40.0)
Other operating income	499	44	455	(1,034.1)
Total non-interest income	$ 5,422	$ 4,586	$ 836	18.2%

Our non-interest income for the six months ended June 30, 2008 increased $836,000, or 18.2%, to $5.4 million from $4.6 million for the six months ended June 30, 2008.  This increase was primarily a result of a $483,000 increase in the net gains generated on the sale of loans and a $455,000 increase in other operating income.  The increase in gains on the sale of loans was attributable to an increase in the number of one- to four-family mortgages sold, including the recognition of the associated mortgage servicing assets totaling $267,000 during the first two quarters of 2008.  The increase in other operating income was the result of a non-recurring $422,000 recognition of the Bank’s gain from the redemption of shares in the VISA U.S.A., Inc. Initial public offering during the first quarter of 2008.  Partially offsetting these increases was an $86,000 decline in insurance service fees primarily the result of decreased commercial property and casualty policy sales related to the slowdown in the one- to four-family residential construction market.  All other categories of non-interest income reflected a net decrease of $16,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Compensation and benefits	$ 8,102	$ 8,061	$ 41	0.5%
Office operations	1,892	1,942	(50)	(2.6)
Occupancy	1,230	1,259	(29)	(2.3)
Loan servicing	232	239	(7)	(2.9)
Outside and professional services	696	690	6	0.9
Marketing	502	532	(30)	(5.6)
Other operating expenses	1,204	1,488	(284)	(19.1)
Total non-interest expense	$13,858	$14,211	$(353)	(2.5)%

Non-interest expense decreased $353,000, or 2.5%, to $13.9 million for the six months ended June 30, 2008 from $14.2 million for the six months ended June 30, 2007 primarily as a result of a $284,000 decrease in other operating expenses.  The decrease was primarily due to a non-recurring $173,000 reversal of the VISA U.S.A., Inc. indemnification litigation settlement reserve, which was recorded as an expense during December of 2007.  We reversed the litigation settlement reserve as a result of VISA U.S.A., Inc. establishing an escrow account to satisfy this obligation as part of their initial public offering.  Additionally, we had a regulatory examination during the first part of 2007, which cost $93,000 and did not recur during 2008.  All other non-interest expenses decreased by $69,000 combined.

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

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	$ Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 646,191	6.96%	$ 642,752	7.26%	$ 3,439	0.5%
Mortgage-backed securities	42,329	4.32	60,817	4.33	(18,488)	(30.4)
Investment securities	112,077	5.51	133,971	5.79	(21,894)	(16.3)
Federal Home Loan Bank stock	13,712	1.20	13,712	0.50	-	-
Interest-bearing deposits in other banks	2,403	2.70	3,096	5.11	(693)	(22.4)
Total interest-earning assets	816,712	6.52	854,348	6.70	(37,636)	(4.4)

Non-interest-earning assets	55,737		50,454		5,283	10.5

Total assets	$ 872,449		$ 904,802		$ (32,353)	(3.6)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 30,910	0.26	$ 32,419	0.25	$ (1,509)	(4.7)%
Interest-bearing checking accounts	36,736	0.69	41,783	1.83	(5,047)	(12.1)
Money market deposit accounts	117,366	2.60	123,289	3.73	(5,923)	(4.8)
Certificates of deposit	233,382	4.19	229,087	4.75	4,295	1.9
Total deposits	418,394	3.16	426,578	3.86	(8,184)	(1.9)

Federal Home Loan Bank advances	322,232	4.39	343,789	4.45	(21,557)	(6.3)

Total interest-bearing liabilities	740,626	3.69	770,367	4.12	(29,741)	(3.9)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	35,322		33,851		1,471	4.3
Other	12,676		11,573		1,103	9.5
Total non-interest bearing liabilities	47,998		45,424		2,574	5.7

Total liabilities	788,624		815,791		(27,167)	(3.3)

Equity	83,825		89,011		(5,186)	(5.8)

Total liabilities and equity	$ 872,449		$ 904,802		$ (32,353)	(3.6)%

Net interest income	$ 12,981		$ 12,805		$ 176	1.4%
Interest rate spread (1)		2.83%		2.58%
Net interest margin (2)	3.17%		2.98%

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

At June 30, 2008, we maintained a line of credit with the Federal Home Loan Bank of Seattle which allows us to borrow up to 50.0% of total assets.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At June 30, 2008, we were in compliance with our collateral requirements, and $26.0 million, or 7.4% of our line of credit with the Federal Home Loan Bank of Seattle, was available based on a pledged collateral balance of $350.2 million.  We also maintain a $15.0 million fed funds line with a national bank for short-term liquidity needs, and the entire balance was available at June 30, 2008.  In addition, we hold certain available-for-sale investment securities and readily saleable loans for liquidity purposes.

We believe that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments.  At June 30, 2008, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $225.5 million, or 48.6%, of total deposits, including $61.2 million of brokered deposits which are scheduled to mature and be renewed through December 31, 2008.  We have used brokered deposits and borrowed funds to supplement retail deposit funding.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

Capital.  Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a “well capitalized” rating from regulatory authorities.  In addition, we are subject to certain capital requirements set by our regulatory agencies.  As of June 30, 2008, the Bank was classified as a “well capitalized” institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum capital requirements.  Total equity at the Bank was $73.4 million at June 30, 2008, or 8.44% of total assets on that date.  The Bank’s regulatory capital ratios at June 30, 2008, were as follows:  Tier I leverage of 10.12%; Tier I risk-based capital of 11.53%; and total risk-based capital of 12.62%.

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

The asset/liability management policy and the Asset/Liability Management Committee guide us in managing market risk.  A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At June 30, 2008, there were no material changes in the market risk from the information provided in the Company’s Form 10-K which was filed with the SEC on March 12, 2008.

At June 30, 2008, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the three or six months ended June 30, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of June 30, 2008, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A – Risk Factors

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly a further economic slowdown in Pierce County, Thurston County, and South King County Washington, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in Pierce County, Thurston County, and South King County real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

o	loan delinquencies may increase;
o	problem assets and foreclosures may increase;
o	demand for our products and services may decline; and
o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Downturns in the real estate markets in our primary market area could hurt our business.

    Our business activities and credit exposure are primarily concentrated in Pierce County, Thurston County, and South King County.  While we do not have any sub-prime loans, our construction and land loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area will hurt our business.  As of June 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Pierce County, Thurston County, and South King County.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may suffer losses in our loan portfolio despite our underwriting practices.

    We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

    Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, resulted in uncertainty in the financial markets in general and a related general economic downturn, which has continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

    For the quarter ended June 30, 2008, we recorded a provision for loan losses of $550,000 compared to $150,000 for the quarter ended June 30, 2007, which adversely affected our results of operations for the second quarter of 2008.  We also recorded net loan charge-offs of $258,000 for the quarter ended June 30, 2008 compared to $191,000 for the quarter ended June 30, 2007.  We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest.  In addition, slowing home sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At June 30, 2008, our total non-performing assets had increased to $14.3 million compared to $233,000 at June 30, 2007.  In that regard, our non-performing assets are concentrated in construction and land loans, which have a higher risk of loss than residential mortgage loans.   While construction and land development loans represented 12.6% of our total loan portfolio at June 30, 2008, they represented 94.7% of our non-performing assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs, we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

    Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

    The Bank can borrow up to 50% of assets on the line of credit it maintains with the Federal Home Loan Bank of Seattle, subject to the amount of qualifying collateral it holds.  At June 30, 2008, we held $350.2 million in qualifying collateral with the Federal Home Loan Bank of Seattle and had borrowed $324.2 million on our line of credit compared to $320.5 million at December 31, 2007.  While the Federal Home Loan Bank of Seattle borrowings have not significantly increased, borrowings available from the Federal Home Loan Bank of Seattle at June 30, 2008 were $26.0 million.  The Bank also maintains a $15.0 million fed funds line with a national bank for short-term liquidity purposes, and the entire balance was available at June 30, 2008.  At June 30, 2008, we held $61.2 million in brokered certificates of deposits compared to $60.9 million at December 31, 2007.  We use brokered certificates of deposit to supplement our regular deposit gathering activities.  Recently, regulatory agencies have expressed concerns about the level of brokered deposits that some bank’s hold and their reliance on those deposits.  While we believe our level of brokered deposits is appropriate and not excessive, there can be no assurance that regulatory agencies will not take action in the future to limit or decrease the use of brokered deposits.  If our funding needs were greater than the remaining $41.0 million available on our lines of credit or our use of brokered deposits were limited, we would have to raise deposits or sell assets to provide additional funding.  If the Bank had to quickly raise deposits or sell assets, we may have to pay above market rates to raise those deposits or sell assets at a loss, both of which would adversely affect our financial condition and results of operations, perhaps even materially.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ Global Market under the symbol “RPFG”.  As of June 30, 2008, there were 6,421,940 shares of common stock issued, including 356,315 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 63,423 restricted shares granted under the MRP that have not yet vested.  During the quarter ended June 30, 2008, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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

    The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended June 30, 2008 (by settlement date):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2008 – April 30, 2008	23,240	$ 13.65	23,240	76,943
May 1, 2008 – May 31, 2008	6,553	13.30	6,553	70,390
June 1, 2008 – June 30, 2008	-	-	-	70,390

Total	29,793	$ 13.58	29,793

(1)
On February 22, 2006, we announced our intention to purchase an additional 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock.  On January 31, 2008, we announced a 12-month extension of this repurchase program.  At June 30, 2008, there were 70,390 shares remaining to be purchased under this repurchase program.

ITEM 3 – Defaults Upon Senior Securities

Not applicable.

ITEM 4 – Submission of Matters to a Vote of Security Holders

On April 28, 2008, the Company held its Annual Meeting of Shareholders.  The following directors were re-elected for an additional three-year term: Charles E. Cuzzetto, Stephen M. Bader, and John A. Hall.  Victor J. Toy was elected for a one-year term, following his appointment by the Boards of Directors of Rainier Pacific and Rainier Pacific Bank to fill the vacancy created by the death of Director Alan M. Somers.

ITEM 5 – Other Information

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

                                               Rainier Pacific Financial Group, Inc.

July 23, 2008                                                                          /s/John A. Hall
              John A. Hall
              President and Chief Executive Officer
              (Principal Executive Officer)

July 23, 2008                                                                                /s/Joel G. Edwards
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

Date:  July 23, 2008                                                   /s/John A. Hall
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

Date:  July 23, 2008                                                            /s/Joel G. Edwards
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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, that:

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

Dated:  July 23, 2008

34