Form 10-Q
period 2008-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2008-11-04
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… September 30, 2008

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
Yes      X       No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No     X   .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of September 30, 2008

Common stock, no par value	6,399,390 *

*  Includes 339,341 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 48,587 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in Thousands)

ASSETS
	At September 30,	At December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$8,070	$8,724
Interest-bearing deposits with banks	15	90
Securities available-for-sale	65,993	131,287
Securities held-to-maturity (fair value at September 30, 2008: $35,650; at December 31, 2007: $45,541)	36,516	45,756
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans	664,247	637,000
Less allowance for loan losses	(13,943)	(8,079)
Loans, net	650,304	628,921

Premises and equipment, net	33,826	33,813
Accrued interest receivable	3,378	3,980
Other assets	28,835	12,581

TOTAL ASSETS	$840,649	$878,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$40,526	$33,924
Interest-bearing	423,530	427,563

Total deposits	464,056	461,487

Borrowed funds	308,500	320,454
Corporate drafts payable	4,492	2,510
Accrued compensation and benefits	1,269	1,758
Other liabilities	4,824	5,835

TOTAL LIABILITIES	783,141	792,044

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value: 49,000,000 shares authorized; 6,399,390 shares issued and 6,011,462 shares outstanding at September 30, 2008; 6,466,633 shares issued and 5,977,645 shares outstanding at December 31, 2007	50,689	50,458
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,393)	(3,903)
Accumulated other comprehensive loss, net of tax	(32,783)	(1,441)
Retained earnings	42,995	44,840

TOTAL SHAREHOLDERS’ EQUITY	57,508	86,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,649	$878,864

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Dollars in Thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
INTEREST INCOME
Loans	$10,666	$12,127		$33,134	$35,371
Securities available-for-sale	1,304	2,015		4,437	6,099
Securities held-to-maturity	398	527		1,269	1,638
Interest-bearing deposits	-	28		33	108
FHLB dividends	48	21		130	55
Total interest income	12,416	14,718		39,003	43,271

INTEREST EXPENSE
Deposits	2,735	4,104		9,301	12,268
Borrowed funds	3,527	3,881		10,567	11,465
Total interest expense	6,262	7,985		19,868	23,733
Net interest income	6,154	6,733		19,135	19,538

PROVISION FOR LOAN LOSSES	6,000	150		6,700	450
Net interest income after provision for loan losses	154	6,583		12,435	19,088

NON-INTEREST INCOME
Deposit service fees	958	906		2,705	2,611
Loan service fees	310	381		912	1,019
Insurance service fees	598	552		1,677	1,717
Investment service fees	147	189		432	446
Real estate lease income	270	298		778	863
Gain on sale of securities, net	1	-		12	-
Gain on sale of loans, net	190	60		875	262
Loss on sale of real estate owned, net	(32)	-		(25)	-
Gain (loss) on sale of premises and equipment, net	-	1		(1)	11
Other operating income	37	25		536	69
Total non-interest income	2,479	2,412		7,901	6,998

NON-INTEREST EXPENSE
Compensation and benefits	4,044	4,237		12,146	12,298
Office operations	990	1,006		2,882	2,948
Occupancy	572	649		1,802	1,908
Loan servicing	127	130		359	369
Outside and professional services	283	250		979	940
Marketing	260283	278		762	810
Other operating expenses	746	799		1,950	2,287
Total non-interest expense	7,022	7,349		20,880	21,560

INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX	(4,389)	1,646		(544)	4,526

PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(1,439)	574		(55)	1,582

NET INCOME (LOSS)	$(2,950)	$1,072		$(489)	$2,944

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.49)	$0.18		$(0.08)	$0.49
Diluted	$(0.49)	$0.18		$(0.08)	$0.49
Weighted average shares outstanding-Basic	5,998,207 (1)	5,983,586	(2)	5,989,822 (1)	5,985,043	(2)
Weighted average shares outstanding-Diluted	5,998,207	5,983,586		5,989,822	6,027,478

Dividends declared per share	$0.070	$0.065		$0.210	$0.195

(1)
Weighted average shares outstanding – Basic includes 277,513 vested and ratably earned shares of the 326,100  restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 212,593 vested and ratably earned shares of the 327,700 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Loss	Total

Balance, December 31, 2006 (as restated)	6,587,670	$50,531	$(4,582)	$42,687	$(806)	$87,830

Common stock repurchased	(126,137)	(2,113)				(2,113)
Common stock issued for Management Recognition Plan (“MRP”)	10,000
MRP forfeitures	(5,900)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		684				684
Dividends paid				(1,701)		(1,701)
Amortization of compensation related to MRP		1,025				1,025
Amortization of compensation related to the Stock Option Plan (“SOP”)		315				315
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				3,854		3,854
Unrealized loss on securities, net of tax benefit of $1,992					(3,769)	(3,769)
Total comprehensive income						85

Balance, December 31, 2007	6,466,633	50,458	(3,903)	44,840	(4,575)	86,820

Common stock repurchased	(66,443)	(800)				(800)
MRP forfeitures	(800)
Earned ESOP shares released			510			510
ESOP activity - Change in value of shares committed to be released		67				67
Dividends paid				(1,356)		(1,356)
Amortization of compensation related to MRP		806				806
Amortization of compensation related to SOP		158				158
Comprehensive income:
Net loss				(489)		(489)
Unrealized loss on securities, net of tax benefit of $14,531					(28,208)	(28,208)
Total comprehensive loss						(28,697)

Balance, September 30, 2008	6,399,390	$50,689	$(3,393)	$42,995	$(32,783)	$57,508

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(489)	$2,944
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,763	1,681
Provision for loan losses	6,700	450
Deferred income tax (benefit)	141	(310)
Gain on sale of securities, net	(12)	-
Loss on sale of real estate owned, net	25	-
(Gain) loss on sale of premises and equipment, net	1	(11)
Gain on sale of loans, net	(875)	(262)
Amortization of premiums and discounts on securities	774	477
Amortization of intangible assets	258	198
Compensation for restricted stock awards	806	771
Compensation for stock options	158	247
Change in operating assets and liabilities, net:
Accrued interest receivable	602	102
Other assets	(2,013)	21
Corporate drafts payable	1,982	(545)
Other liabilities	(379)	(144)

Net cash provided from operating activities	9,442	5,619

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits with banks	75	(675)
Activity in securities available-for-sale:
Sales	19,021	-
Maturities, prepayments, and calls	2,768	5,894
Activity in securities held-to-maturity:
Sales	3,702	-
Maturities, prepayments, and calls	5,536	5,201
Increase in loans, net	(77,004)	(11,773)
Proceeds from sales of loans	48,221	17,504
Proceeds from sales of real estate owned	1,447	-
Purchases of premises and equipment	(1,778)	(1,029)
Proceeds from sales of premises and equipment	1	11

Net cash provided from investing activities	1,989	15,133

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,569	3,492
Advances on borrowed funds	229,954	331,820
Repayments of borrowed funds	(241,908)	(355,641)
Cash payments related to acquisition of insurance agencies	(1,121)	(1,226)
Repayment of ESOP debt	510	510
Change in value of ESOP shares committed to be released	67	304
Proceeds from exercise of stock options	-	16
Dividends paid	(1,356)	(1,278)
Common stock repurchased	(800)	(1,404)

Net cash used in financing activities	(12,085)	(23,407)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(654)	(2,655)

CASH AND CASH EQUIVALENTS, at beginning of period	8,724	11,847

CASH AND CASH EQUIVALENTS, at end of period	$8,070	$9,192

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,952	$23,784

Income taxes	$1,750	$1,830

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized losses on available-for-sale securities	$(42,739)	$(465)

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which were filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “Company’s 2007 Form 10-K”).  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the September 30, 2008 presentation.  These reclassifications have no effect on net income, equity, or earnings per share.  Additionally, there was a restatement for years prior to 2007 in the Company’s 2007 Form 10-K which has no effect on the three or nine month periods ended September 30, 2008.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and liability accounts, the valuation of trust preferred securities, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties.  As of September 30, 2008, the Company has elected to value its trust preferred securities portfolio using the income approach valuation technique (using cash flows and present value techniques) in accordance with Statement of Financial Standards No. 157, Fair Value Measurements.  There have been no other material changes in the Company’s significant accounting policies from those disclosed in the Company’s 2007 Form 10-K.

Note 3 – Allowance for Loan Losses

        During the quarter ended September 30, 2008, the Company reviewed $40.4 million of classified loans for impairment under SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”).  According to FAS 114, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect all amounts due—both principal and interest—according to the contractual terms of the loan agreements.  The Company determined that $35.7 million of the $40.4 million of classified loans were impaired.  Those loans were then reviewed to determine what, if any, specific allocation of the allowance for loan losses was necessary based on collateral value, borrower cash flows, and other relevant information.  The loans reviewed primarily consist of construction and land development loans from four builders who have experienced cash flow difficulties as a result of the slowing housing market and decreased property valuations.  As a result of the substantial decrease in the value of the underlying collateral, the Company increased the provision for loan losses, and accordingly, the allowance for loan loss, due to these impaired loans.  The review resulted in a $6.7 million specific allowance at September 30, 2008, compared to a $1.7 million specific allowance at June 30, 2008.  The provision for the third quarter of 2008 was $6.0 million, compared with $150,000 for the same period a year ago.

    The following table shows the changes in our allowance for loan losses for both the three and nine month periods ended September 30, 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance at beginning of period	$8,271	$8,235	$8,079	$8,283
Provision for loan losses	6,000	150	6,700	450
Recoveries	29	55	167	191
Charge-offs	(357)	(298)	(1,003)	(782)
Allowance at end of period	$13,943	$8,142	$13,943	$8,142

Note 4 – Income Taxes

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

As disclosed in the Company’s 2007 Form 10-K, we recorded a $550,000 valuation allowance during 2007 and recorded an additional $141,000 valuation allowance during 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2003 and 2004 because of potentially insufficient future taxable income.  Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.

       We do not believe that we have any uncertain tax positions as of September 30, 2008 that would rise to the level of having a material impact on our financial statements.  We have concluded, as of September 30, 2008, that no additional adjustments or valuation allowances are necessary.

Note 5 – Stock-Based Compensation

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

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees.  The fair market value of the Company’s common stock on the date of grant was $16.26 per share.  On August 17, 2005, the Company granted an additional 40,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the August 17, 2005 grant date was $16.72 per share.  On June 1, 2007, the Company granted an additional 72,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the June 1, 2007 grant date was $20.40 per share.  There were no grants during the first nine months of 2008.

The following represents the stock option activity and option exercise price information for the nine months ended September 30, 2008:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value*
Balance at December 31, 2007	718,600	$16.68

Granted	-	-
Exercised	-	-
Forfeited	(20,200)	17.08

Balance at September 30, 2008	698,400	$16.67	$ -

* Based on the September 30, 2008 closing stock price of $4.40 for the Company’s common stock, there was no intrinsic value at September 30, 2008.

The estimated fair value of options granted for each year set forth below was determined as of the grant dates (June 1, 2007, August 17, 2005, and June 7, 2004) using a binomial pricing model with the following assumptions:

	2007	2005	2004

Option exercise price	$20.40	$16.72	$16.26
Stock price on grant date	$20.40	$16.72	$16.26
Annual dividend yield	1.28%	1.40%	2.00%
Expected volatility	18.88%	19.63%	21.95%
Risk-free interest rate	4.92%	3.99%	4.39%
Employee attrition rate	7.50%	5.00%	3.00%
Vesting period	5 years	5 years	5 years
Expected life	6 years	6 years	7 years
Contractual term	10 years	10 years	10 years
Estimated fair value of options	$3.70	$3.92	$3.60

Financial data pertaining to the stock options at September 30, 2008 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	614,400	5.75	$16.26	491,520	$16.26
2005	16,800	7.00	16.72	10,080	16.72
2007	67,200	8.75	20.40	13,440	20.40
	698,400	6.07	$16.67	515,040	$16.38

Stock-based compensation expense recognized by the Company in the Consolidated Statements of Operations was $158,000 for the nine months ended September 30, 2008 compared to $247,000 for the nine months ended September 30, 2007.  On an after-tax basis, stock-based compensation expense was $101,000 for the nine months ended September 30, 2008 compared to $161,000 for the same period in 2007.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $264,000 and $449,000 at September 30, 2008 and December 31, 2007, respectively.

On June 24, 2004, the Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees under the MRP.  The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004, and totaled $5.5 million.  These restricted stock awards vest over a five-year period, and therefore, the cost of these awards is accrued ratably over a five-year period as compensation expense.  On June 1, 2007, the Company granted restricted stock awards of 10,000 shares of its common stock to certain employees.  The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000.  These restricted stock awards will also vest over a five-year period and the cost is accrued ratably over a five-year period as compensation expense.  Compensation expense related to the MRP awards was $806,000 and $771,000 for the nine months ended September 30, 2008 and 2007.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $819,000 and $1.6 million at September 30, 2008 and December 31, 2007, respectively.

Note 6 – Earnings Per Share

Earnings per share (“EPS”) are computed using the basic and diluted weighted average number of common shares outstanding during the periods presented.  Basic EPS are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS are computed by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively that were approved by the Company’s shareholders in April 2004.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(2,950)	$1,072	$(489)	$2,944

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	5,998,207	5,983,586	5,989,822	5,985,043
Effect of dilutive common stock equivalents:
Stock options	-	-	-	42,435
MRP restricted stock	-	-	-	-
Denominator for diluted earnings (loss) per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,998,207	5,983,586	5,989,822	6,027,478

Basic earnings (loss) per share	$(0.49)	$0.18	$(0.08)	$0.49
Diluted earnings (loss) per share	$(0.49)	$0.18	$(0.08)	$0.49

Note 7 – Fair Value

Effective January 1, 2008, the Company began determining the fair market value of our financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 describes three levels of inputs that can be used.  We carry our available-for-sale (“AFS”) securities at fair value and perform recurring valuations on our AFS securities.  We use observable inputs (i.e., Level 2 inputs under SFAS 157) to value our agency mortgage-backed securities and use unobservable inputs (i.e., Level 3 inputs under SFAS 157) to value our trust preferred securities.  The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157 as of September 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Available-for-sale securities	$-	$7,145	$58,848	$65,993

Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade A-rated tranches of trust preferred collateralized debt obligation (“CDO”) securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  The Company holds PreTSL IV, and VI through XIX.  All of the PreTSL securities that the Company holds remain investment grade.  Prior to September 30, 2008, the Company determined the fair value of the trust preferred securities using a valuation technique based on Level 3 inputs that did not require significant adjustment.  The Level 3 inputs included estimates of the market value for each security provided through our investment accounting service provider and were verified through another broker when significant changes occurred.

Since November 2007, the markets for collateralized debt obligations and trust preferred securities have become increasingly inactive.  The inactivity was first evidenced in late 2007 when new issues of similar securities were discounted in order to complete the offering.  After December 2007, no new issues of PreTSL have been offered.  On September 30, 2007, December 31, 2007, March 31, 2008, and June 30, 2008, these securities were valued at 99.39%, 94.20%, 88.00%, and 75.36% of their par value.  Beginning in the second quarter of 2008, the purchase and sale activity of these securities substantially decreased as investors elected to hold the securities instead of selling them at substantially lower prices.  Management continues to make inquiries of its brokers on sales activity in PreTSL securities.  Our brokers have indicated that little if any activity is occurring in this sector and that the PreTSL securities trades that are taking place are primarily distressed sales where the seller must liquidate as a result of insolvency, redemptions or closure of a fund holding the security, or other distressed condition(s).  As a result, the bid-ask spreads have widened significantly and the volume of trades decreased significantly compared to historical volumes.

As of September 30, 2008, the Company determined that the market for the trust preferred securities that the Company holds and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, the Company has considered those observable inputs, has determined our trust preferred securities are classified within Level 3 of the fair value hierarchy, and believes that significant adjustments using unobservable inputs are required to determine the securities’ fair value at the measurement date.

The Company has determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value then relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.  Specifically, the Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine fair value.

The Company has determined that an appropriate discount rate of between 10.10% and 13.10% should be used to discount the contractual cash flows of the trust preferred securities after considering the following:

1.
The implied rate of return on the last date in which the market was considered active for the trust preferred securities was 6.23%.  Based on an analysis of limited available observable inputs for trust preferred securities in inactive markets, we have determined that the market rates of return have generally increased in the marketplace since the last date on which the market was considered active for trust preferred securities.  More specifically, the Company estimates that market spreads have widened by approximately 165 and 175 basis points; credit risk spreads have widened between 50 and 300 basis points depending on the quality of the security and underlying issuers; and that liquidity risk premiums have increased during that period by approximately 200 basis points.  Other risks, such as interest rate risk, have not changed as the trust preferred securities are indexed to three-month LIBOR and re-price quarterly.  Using this information, the Company estimates that an appropriate indication of a rate of return for the Company’s various investments in trust preferred securities ranges from 10.10% to 13.10% depending on the issue.  In making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

a.	Valuation estimates provided by our investment accounting service provider and estimates provided by a broker;
b.	Relevant reports issued by analyst and credit rating agencies;
c.	Level of interest rates and any movement in pricing for credit and other risks;
d.	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, etc; and
e.	Other relevant observable inputs.

2.
The Company reviewed investment grade debt offerings by banking institutions in the third quarter of 2008 which included trust preferred securities, senior debt, and subordinated note offerings.  The rates on this debt ranged from a low of 7.02% to a high of 10.75% on fixed rates and on floating rates from three-month LIBOR plus 65 basis points to 400 basis points.  Based on the rates we observed, an appropriate discount rate that a market participant would use for investment grade bank debt securities would be between 10.00% and 15% based on the underlying credit and structure.

3.
The Company received two valuation estimates on its trust preferred securities for September 30, 2008.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  Those proprietary pricing models valued the Company’s trust preferred securities portfolio at approximately 38% and 40% of par value.

Because of the multiple indications of an appropriate rate of return between 10.00% and 15.00% that market participants would consider relevant in estimating fair value, the Company evaluated and weighed those inputs and considered the range to be reasonable.  The Company concluded that using discount rates ranging from 10.10% to 13.10% are appropriate depending on the characteristics of the individual security and is most representative of fair value in the circumstances.  We have placed more weight on the income approach using the discount rate adjustment technique to value the securities considering the reasonableness of the range indicated by similar debt issued during third quarter of 2008.  Based on using discount rates of 10.10% to 13.10% for the various securities, the fair value of the trust preferred securities portfolio was considered to be 54% of par value.

In accordance with the requirements of SFAS 157, we determined that the risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.  Risks incorporated in the discount rate include credit risk and liquidity risk that a market participant encounters for buying an asset that is difficult to sell under current market conditions.

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred securities) (dollars in thousands):

Securities Available-for- Sale (Level 3)

Beginning Balance at December 31, 2007	$102,356
Total realized and unrealized gains(losses)	(43,024)
Purchases	-
Paydowns and Maturities	(484)
Transfers into Level 3	-
Ending Balance at September 30, 2008	$58,848

The amount of total gains (losses) for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2008	$-

The Company does not record impaired loans at fair value on a recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of September 30, 2008, management evaluated $35.7 million of impaired loans, which consisted of $32.5 million in construction loans and $3.2 million in commercial business loans.  The $29.1 million fair market value of impaired loans reported in the table below represents the $35.7 million in impaired loan balances, net of a $6.7 million specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of collateral.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by SFAS 157 as of September 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$-	$-	$29,058	$29,058
Real estate owned	-	-	103	103
Total	$-	$-	$29,161	$29,161

Note 8 – Other Than Temporary Impairment

For the quarter ended September 30, 2008, the Company reviewed all investments for other than temporary impairment (“OTTI”) under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”).  According to FAS 115, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is judged to be OTTI, the cost basis of the individual security shall be written down to fair value and the write-down shall be included in earnings.

As discussed in Note 7- Fair Value, the valuation of the Company’s portfolio of trust preferred securities has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have decided not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed condition.

To determine if the trust preferred securities were impaired, the Company used a discounted cash flow analysis.  The cash flow models used were provided by two of its investment brokers using management’s assumptions to determine if the present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.  Using the coupon rate as the discount rate, the cash flows on each security were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls.  The cash flows assume that all existing defaults by the issuers on the underlying debt have no recoveries, all existing deferrals by the issuers on the underlying debt have 50% recoveries, and that the original assumption of 1.2% in defaults every three years would experience a 10% recovery rate.  The cash flow analysis supports the Company’s assertion that there is no change in the present value of cash flows, and that the Company has determined the decline in fair value below amortized cost is temporary, based on management’s assessment of the full recoverability of the securities and that the Company has the ability and intent to hold these securities until full recovery or maturity.  The Company will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

Note 9 – Cash Dividends

On August 20, 2008 the Company announced a quarterly cash dividend of $0.07 per share payable on September 15, 2008 to shareholders of record on September 1, 2008.

Note 10 – Recently Issued Accounting Standards

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 impacted how the trust preferred securities shown on the statement of financial condition were valued at September 30, 2008.  See Note 7- Fair Value for more information.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs; default risks associated with debt and equity investment securities which may result in OTTI; results of examinations by our banking regulators; interest rate fluctuations; economic conditions in the Company’s primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At September 30,	At December 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Total assets	$840,649	$878,864	$(38,215)	(4.3)%
Investment securities (1)	102,509	177,043	(74,534)	(42.1)
Interest-bearing deposits with banks	15	90	(75)	(83.3)
Loans, net	650,304	628,921	21,383	3.4
Deposits	464,056	461,487	2,569	0.6
Borrowed funds	308,500	320,454	(11,954)	(3.7)
Total shareholders’ equity	57,508	86,820	(29,312)	(33.8)

                 (1) Includes mortgage-backed securities

Total assets decreased $38.3 million, or 4.3%, to $840.6 million at September 30, 2008 from $878.9 million at December 31, 2007. During the nine months ended September 30, 2008, our investment securities portfolio declined by $74.5 million, primarily the result of a decline in the fair value of our trust preferred securities,  and sales, maturities, and principal payments on investment and mortgage-backed securities.  Partially offsetting the decline in the investment securities portfolio was a $21.4 million increase in the net loan portfolio as a result of $52.4 million of nonresidential commercial real estate loan originations.  Deposits increased $2.6 million to $464.1 million from $461.5 million at December 31, 2007, resulting primarily from the growth of balances of non-interest business checking and money market accounts that were partially offset by a decline of $18.7 million in the balances of certificates of deposit.  Shareholders’ equity decreased $29.3 million to $57.5 million at September 30, 2008 from $86.8 million at December 31, 2007, primarily as a result of the decline in the fair value of available-for-sale securities during the nine months ended September 30, 2008.

Loans.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At September 30, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$65,997	9.9%	$ 76,882	12.1%	$(10,855)	(14.2)%
Five or more family residential	141,449	21.3	149,080	23.4	(7,631)	(5.1)
Commercial	248,243	37.4	212,901	33.4	35,342	16.6
Total real estate	455,689	68.6	438,863	68.9	16,826	3.8

Real estate construction:
One-to four-family residential	79,120	11.9	73,114	11.5	6,006	8.2
Five or more family residential	471	0.1	1,839	0.3	(1,368)	(74.4)
Commercial	5,991	0.9	3,827	0.6	2,164	56.5
Total real estate construction	85,582	12.9	78,780	12.4	6,802	8.6

Consumer:
Automobile	13,409	2.0	20,798	3.3	(7,389)	(35.5)
Home equity	42,660	6.4	45,293	7.1	(2,633)	(5.8)
Credit cards	22,793	3.5	23,172	3.6	(379)	(1.6)
Other	8,123	1.2	7,411	1.2	712	9.6
Total consumer	86,985	13.1	96,674	15.2	(9,689)	(10.0)

Commercial business	35,991	5.4	22,683	3.5	13,308	58.7

Total loans	664,247	100.0%	637,000	100.0%	27,247	4.3

Less allowance for loan losses	(13,943)		(8,079)		(5,864)	72.6

Loans, net	$650,304		$ 628,921		$21,383	3.4%

Our net loan portfolio increased $21.4 million, or 3.4%, to $650.3 million at September 30, 2008 from $628.9 million at December 31, 2007.  This increase was primarily attributable to growth in our real estate secured loans (including home equity loans), which increased $21.0 million, or 3.7%, to $583.9 million at September 30, 2008 compared to $562.9 million at December 31, 2007.  The real estate loan growth included a $35.3 million, or 16.6% increase in nonresidential commercial real estate loans and a $6.8 million, or 8.6% increase in real estate construction loans.  These increases were partially offset by a $10.9 million, or 14.2% decline in our one-to four-family mortgage portfolio, due primarily to the sale of $48.2 million in single-family fixed-rate mortgages and a $7.6 million, or 5.1% decline in five or more family real estate loans as a result of a high level of loan repayments for the nine months ended September 30, 2008; and a $2.6 million, or 5.8% decline in home equity loans as a result of tighter underwriting standards and borrowers refinancing their first mortgage on their home and paying off their home equity loans.  Additionally, the commercial business loan portfolio increased $13.3 million, or 58.7%.  Partially offsetting the increases in loans secured by real estate and commercial business loans was a $7.1 million decrease in consumer loans (excluding home equity loans), including a $7.4 million decline in automobile loan balances primarily attributable to our decision to tighten the underwriting standards for auto loans beginning in 2007 and to discontinue the origination of indirect auto loans on February 1, 2008.

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

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Available-for-sale:
U. S. Government agencies	$ -	$ 5,705	$(5,705)	(100.0)%
Corporate securities	-	5,023	(5,023)	(100.0)
Trust preferred securities	58,848	102,356	(43,508)	(42.5)
Mortgage-backed securities	7,145	18,203	(11,058)	(60.7)
Total available-for-sale portfolio	65,993	131,287	(65,294)	(49.7)

Held-to-maturity:
Municipal obligations	11,790	12,784	(994)	(7.8)
Mortgage-backed securities	24,726	32,972	(8,246)	(25.0)
Total held-to-maturity portfolio	36,516	45,756	(9,240)	(20.2)

Total Investment Securities	102,509	177,043	(74,534)	(42.1)

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 116,221	$190,755	$ (74,534)	(39.1)%

Our investment securities portfolio decreased by $74.5 million, or 42.1%, to $102.5 million at September 30, 2008 from $177.0 million at December 31, 2007.  The decrease in investments was primarily the result of a $42.7 million fair value decline in the Company’s portfolio of pooled trust preferred securities issued by FDIC-insured financial institutions and insurance companies and $31.0 million of sales, maturities, and partial calls of investment securities during the nine months ended September 30, 2008. Included in this amount was $6.6 million in principal repayments on mortgage-backed securities.   Included in the sales of investment securities during the first nine months of 2008 was $3.7 million of held-to-maturity (“HTM”) securities.  These HTM securities were sold when they had remaining book values of less than 15% of original purchase price.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when HTM securities with remaining book values of less than 15% of their original purchase price are sold, they are treated the same as maturities and do not taint the HTM investment portfolio or affect the Company’s ability to hold securities in the HTM portfolio in the future.

The Company has evaluated the decline in the fair value of its trust preferred securities, which is directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs (i.e., Level 3 inputs under SFAS 157) through a discounted cash flow analysis as permitted under SFAS 157 and using the expected cash flows appropriately discounted using present value techniques and Bloomberg screen analytics.  The analysis incorporated baseline information from November 2007 when the market was last active (new pooled trust preferred securities were last issued in 2007) and risk premiums were added to reflect current market conditions related to the widening of spreads, liquidity, and credit risk.  As a result of the analysis, management recorded the fair value of our trust preferred securities at $58.8 million, or $49.5 million below the net book value of $108.3 million and believes the valuation is appropriate assuming an active market.  Please refer to Note 7 – Fair Value for more information.

All of our trust preferred securities remain investment grade, have continued to pay interest as scheduled through September 30, 3008, and are expected to continue paying interest as scheduled.  We believe the cash flows of the Company’s trust preferred securities, as discounted, appropriately reflect the estimated fair value of the securities.  Management has analyzed this portfolio to determine whether the decline is other than temporary and has concluded that only temporary impairment exists.  See Note 8 – Other Than Temporary Impairment for more information.  Management will continue to evaluate these securities for impairment quarterly.  Under U.S. generally accepted accounting principles, the Company has reflected the current period temporary fair value decline in a valuation allowance component of shareholders’ equity.

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At September 30, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Real estate	$-	-%	$-	-%	$-	-%
Real estate construction	31,243	4.70	-	-	31,243	100.0
Consumer	242	0.04	497	0.08	(255)	(51.3)
Commercial business	288	0.04	-	-	288	100.0
Total non-performing loans	31,773	4.78	497	0.08	31,276	6,293.0

Other non-performing assets
Repossessed assets	-		49		(49)	(100.0)
Real estate owned	103		-		103	100.0
Total other non-performing assets	103		49		54	110.2
Total non-performing assets	$31,876		$546		$31,330	5,738.1%

Total non-performing assets as a percentage of total assets	3.79%		0.06%
          (1) Percent of total loan portfolio

Our non-performing assets have increased to $31.9 million at September 30, 2008 from $546,000 at December 31, 2007.  The increase was primarily the result of cash flow problems experienced by four local residential builders during the second and third calendar quarters of 2008, resulting in their inability to meet the debt service requirements of the loans.  As of September 30, 2008, we classified $31.2 million in real estate construction loans (representing 36.5% of our total real estate construction portfolio) associated with four builders as non-performing, which consists of $20.4 million in developed one- to four-family residential lots, $6.9 million in one- to four-family residential construction loans with houses in varying stages of completion (i.e., developed lots to completed homes), and $3.9 million in loans for land development.  We classified most of our loans to these four builders (excluding pre-sold homes and rental properties amounting to $4.2 million) as non-performing.  The cumulative interest not accrued during the third quarter relating to all non-performing loans totaled $540,000, while the total for the nine months ended September 30, 2008 was $704,000.  We intend to work with our builders to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.  Subsequent to September 30, 2008, the Company acquired real estate construction property from one of its construction and land development loan customers, which included homes in various stages of completion and developed lots.  See Part II, Item 5 of this Form 10-Q.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $31.2 million in non-performing construction loans revealed a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $6.5 million specific allowance for these loans.

Deposits.  The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At September 30, 2008		At December 31, 2007		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$40,526	8.7%	$33,924	7.4%	$6,602	19.5%
Interest-bearing checking	36,930	8.0	41,083	8.9	(4,153)	(10.1)
Savings accounts	29,056	6.3	28,397	6.1	659	2.3
Money market accounts	135,570	29.1	117,626	25.5	17,944	15.3
IRA accounts	5,908	1.3	5,713	1.2	195	3.4
Certificates of deposit	216,066	46.6	234,744	50.9	(18,678)	(8.0)
Total deposits	$464,056	100.0%	$461,487	100.0%	$ 2,569	0.6%

Core deposits	$247,990	53.4%	$226,743	49.1%	$20,247	9.4%
Non-core deposits	216,066	46.6	234,744	50.9	(18,678)	(8.0)
Total deposits	$464,056	100.0%	$461,487	100.0%	$ 2,569	0.6%

Our deposits increased $2.6 million, or 0.6%, to $464.1 million at September 30, 2008 from $461.5 million at December 31, 2007.  Interest-bearing deposits decreased $4.0 million, while non-interest bearing deposits, primarily checking accounts, increased $6.6 million.  Our deposit mix at the end of the third quarter included 53.4% of relatively low-cost checking, savings, money market, and individual retirement accounts (i.e., core deposits).  Certificates of deposit at September 30, 2008 included $64.7 million of brokered certificates of deposit, an increase of $3.8 million from the $60.9 million of brokered certificates of deposit at December 31, 2007.

Borrowings.  Borrowed funds, consisting of Federal Home Loan Bank advances, decreased $12.0 million, or 3.7%, to $308.5 million at September 30, 2008 from $320.5 million at December 31, 2007.  The decrease in borrowed funds during the nine months ended September 30, 2008 was primarily attributable to a reduction in short-term liquidity needs.  We will continue to utilize borrowings from the FHLB of Seattle for general liquidity needs and also to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company’s capital to increase our net interest income.

Capital.  Total shareholders’ equity decreased $29.3 million, or 33.8%, to $57.5 million at September 30, 2008 from $86.8 million at December 31, 2007.  The decrease in equity during the nine months ended September 30, 2008 was primarily attributable to a $28.2 million unrealized loss, net of taxes, resulting from the mark-to-market fair value adjustment of the available-for-sale securities portfolio.  Additionally, we paid out $1.4 million in cash dividends to shareholders, purchased $800,000 of our common stock, and recorded a $489,000 net loss from operations during the first nine months of 2008.  Partially offsetting these decreases was $1.5 million in positive equity adjustments related to stock compensation and benefits resulting from our MRP, SOP, and ESOP plans.  These changes, and a $38.2 million decline in the balance of our total assets, resulted in our capital-to-assets ratio under accounting principles generally accepted in the United States decreasing 304 basis points to 6.84% at September 30, 2008, compared to 9.88% at December 31, 2007.  As of September 30, 2008, the Bank remained categorized “well capitalized” under all regulatory standards.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Net interest income	$ 6,154	$ 6,733	$ (579)	(8.6)%
Non-interest income	2,479	2,412	67	2.8
Total revenue	8,633	9,145	(512)	(5.6)
Provision for loan losses	6,000	150	5,850	3,900.0
Non-interest expense	7,022	7,349	(327)	(4.4)
Net income (loss)	(2,950)	1,072	(4,022)	(375.2)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Interest income:
Loans	$10,666	$12,127	$(1,461)	(12.0)%
Securities available-for-sale	1,304	2,015	(711)	(35.3)
Securities held-to-maturity	398	527	(129)	(24.5)
Interest-bearing deposits	-	28	(28)	(100.0)
Federal Home Loan Bank stock dividends	48	21	27	128.6
Total interest income	12,416	14,718	(2,302)	(15.6)

Interest expense:
Deposits	2,735	4,104	(1,369)	(33.4)
Borrowed funds	3,527	3,881	(354)	(9.1)
Total interest expense	6,262	7,985	(1,723)	(21.6)
Net interest income	$ 6,154	$ 6,733	$ (579)	(8.6)%

Net interest income decreased $579,000, or 8.6%, to $6.2 million for the three months ended September 30, 2008, compared to $6.7 million during the same period in 2007, primarily due to a $540,000 decrease in interest income as a result of unrecognized interest income from non-performing real estate construction loans and a decrease in our investment securities portfolio related to investment sales and principal paydowns. Our net interest margin for the three months ended September 30, 2008 was depressed by 27 basis points as a result of unrecognized interest income from non-performing real estate construction loans, and at 3.06% for the quarter, was 14 basis points lower than the 3.20% for the same period in 2007.

      Interest Income.  Our interest income decreased $2.3 million, or 15.6%, to $12.4 million for the three months ended September 30, 2008 from $14.7 million for the three months ended September 30, 2007.  Interest earned on loans for the three months ended September 30, 2008 and 2007 was $10.7 million and $12.1 million, respectively.  The average yield on total loans decreased to 6.39% for the three months ended September 30, 2008 compared to 7.53% for the same period in 2007 reflecting the decrease in short-term interest rates.  The decreased yield on our variable-rate loan products was a result of the current lower interest rate environment, and was partially offset by an increase in the average balance of loans, resulting in the decreased interest income on loans.  Additionally, during the third quarter of 2008, $31.2 million in construction loans were classified as non-accrual and $540,000 of interest income was not recognized as a result.  The average balance of total loans increased by $22.7 million to $665.6 million for the three months ended September 30, 2008 compared to $642.9 million for the same period in 2007.  Although a significant portion of the loan portfolio consists of real estate secured loans that do not immediately re-price when interest rates change, construction loans, home equity lines of credit, credit card loans, and some of our commercial business loans do re-price when short-term interest rates change; subject to interest rate floors on most of these loans.

Interest income on investment securities (including mortgage-backed securities) decreased $840,000, or 33.0%, to $1.7 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007 as a result of lower average balances.  Additionally, the majority of our trust preferred securities adjust to a floating three-month LIBOR rate plus a specified margin every three months.  Accordingly, a decrease in the LIBOR rate has also contributed to the decrease in interest income on investments.  The average balances of investment securities, including mortgage-backed securities for the three months ended September 30, 2008 and 2007 were $125.9 million and $188.2 million, respectively.  The average yield on investment securities was unchanged at 5.41% for the three months ended September 30, 2008 and September 30, 2007.

Interest Expense.  Our interest expense decreased $1.7 million, or 21.6%, to $6.3 million for the three months ended September 30, 2008 from $8.0 million for the three months ended September 30, 2007.  Declining short-term market interest rates, conservative deposit pricing, as well as a decrease in the average balance of our borrowed funds helped reduce our deposit and borrowing costs.

       Interest expense on deposits decreased $1.4 million, or 33.4%, to $2.7 million for the three months ended September 30, 2008 from $4.1 million for the three months ended September, 2007.  The average cost of deposits decreased 125 basis points to 2.56% for the three months ended September 30, 2008 from 3.81% for the three months ended September 30, 2007 as a result of the recent decline in short-term interest rates and more conservative deposit pricing.

       Interest expense on borrowed funds decreased $354,000, or 9.1%, to $3.5 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007 primarily attributable to a $14.7 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $321.4 million for the quarter ended September 30, 2008, compared to $336.1 million for the three months ended September, 2007.  The cost of borrowed funds decreased by 21 basis points to

4.37% for the three months ended September 30, 2008 from 4.58% for the three months ended September 30, 2007.  This decline was not as large as the decrease in the cost of deposits because $245.0 million of our borrowings possess intermediate- and long-term structures that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Allowance at beginning of period	$8,271	$8,235	$ 36	0.4%
Provision for loan losses	6,000	150	5,850	3,900.0
Recoveries	29	55	(26)	(47.3)
Charge-offs	(357)	(298)	(59)	(19.8)
Allowance at end of period	$13,943	$8,142	$5,801	71.2%

Our provision for loan losses increased $5.9 million to $6.0 million for the three months ended September 30, 2008 compared to $150,000 for the three months ended September 30, 2007.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the known and inherent credit risk in the loan portfolio.  The allowance for loan losses increased $5.8 million, or 71.2%, to $13.9 million at September 30, 2008 compared to $8.1 million at December 31, 2007 and at September 30, 2007.  The allowance for loan losses as a percent of total loans at September 30, 2008 increased 83 basis points to 2.10% compared to 1.27% at December 31, 2007 and 1.29% at September 30, 2007.  The increase in the provision for loan losses compared to recent periods was deemed appropriate, primarily as a result of the increase in non-accrual residential construction and land development loans.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  A total of $31.8 million in loans were classified as non-performing.  Management evaluated $35.7 million of impaired loans and established a $6.7 million specific allocation of the allowance for $32.5 million in impaired construction and $3.2 million in impaired commercial business loans.  Residential construction and land development loans account for 98% of the $31.8 million in total non-performing loans.  The $31.2 million in non-performing residential construction and land development loans consisted of $20.4 million in developed one-to four-family residential lots, $6.9 million in one-to four-family residential construction loans in varying states of completion (i.e., developed lots to completed homes), and $3.9 million in land for future development located in Pierce and Thurston counties of Washington State.  These loans were made to four builders who were also some of the Bank’s largest customers.  Specific allowances were established on all of these loans based on management’s review of the underlying properties.

Increases or decreases in the size of higher risk loan portfolios or changes in expected loss ratios can also result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  In 2007 and 2008, management tightened the underwriting criteria on most of our consumer loans including automobile, credit cards, and home equity products, which have typically resulted in higher charge-offs in the past.  As a result, if it were not for the specific allowance primarily related to non-performing construction and land loans, our allowance for loan losses as a percentage of total loans may have continued to decline from prior periods.

Management believes our allowance for loan losses as of September 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Deposit service fees	$ 958	$ 906	$ 52	5.7%
Loan service fees	310	381	(71)	(18.6)
Insurance service fees	598	552	46	8.3
Investment service fees	147	189	(42)	(22.2)
Real estate lease income	270	298	(28)	(9.4)
Gain on sale of securities, net	1	-	1	100.0
Gain on sale of loans, net	190	60	130	216.7
Loss on sale of real estate owned	(32)	-	(32)	(100.0)
Gain on sale of premises and equipment, net	-	1	(1)	(100.0)
Other operating income	37	25	12	48.0
Total non-interest income	$ 2,479	$ 2,412	$ 67	2.8%

Our non-interest income for the three months ended September 30, 2008 increased $67,000, or 2.8%, to $2.5 million from $2.4 million for the three months ended September 30, 2007, primarily from an increase in gains on sale of loans.  The $130,000 increase in gains on the sale of loans was attributable to $11.8 million of one- to four-family mortgages sold, and included the recognition of the associated mortgage servicing asset of $90,000 during the third quarter of 2008.  Partially offsetting this increase was a $71,000 decrease in loan service fees, primarily the result of a decrease in loan modifications and loan extensions.  All other categories of non-interest income reflected a net increase of $8,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Compensation and benefits	$4,044	$4,237	$ (193)	(4.6)%
Office operations	990	1,006	(16)	(1.6)
Occupancy	572	649	(77)	(11.9)
Loan servicing	127	130	(3)	(2.3)
Outside and professional services	283	250	33	13.2
Marketing	260	278	(18)	(6.5)
Other operating expenses	746	799	(53)	(6.6)
Total non-interest expense	$7,022	$7,349	$(327)	(4.4)%

Non-interest expense decreased $327,000, or 4.4%, to $7.0 million for the three months ended September 30, 2008 compared to $7.3 million for the three months ended September 30, 2007 as the Company continued to actively manage its operating expenses.  Compensation and benefits declined $193,000 as a result of having fewer full-time equivalent employees, and occupancy expenses declined $77,000 as a result of lower costs related to building and janitorial maintenance.  All other non-interest expenses combined decreased by $57,000.

Average Balances, Interest and Average Yield/Costs.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant annualized yields and costs, net interest income, interest rate spread, and net interest margin.  Average balances have been calculated using the average of daily balances during the period (dollars in thousands).

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$665,609	6.39%	$642,857	7.53%	$22,752	3.5%
Mortgage-backed securities	37,168	4.37	55,863	4.40	(18,695)	(33.5)
Investment securities	88,734	5.84	132,303	5.83	(43,569)	(32.9)
Federal Home Loan Bank stock	13,712	1.40	13,712	0.60	-	-
Interest-bearing deposits in other banks	96	2.12	2,159	5.21	(2,063)	(95.6)
Total interest-earning assets	805,319	6.15	846,894	6.94	(41,575)	(4.9)

Non-interest-earning assets	56,663		50,745		5,918	11.7

Total assets	$861,982		$897,639		$(35,657)	(4.0)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$30,823	0.25	$31,692	0.26	$(869)	(2.7)%
Interest-bearing checking accounts	36,769	0.70	42,907	1.41	(6,138)	(14.3)
Money market deposit accounts	125,912	2.43	122,829	3.71	3,083	2.5
Certificates of deposit	231,750	3.26	229,497	4.87	2,253	1.0
Total deposits	425,254	2.56	426,925	3.81	(1,671)	(0.4)

Federal Home Loan Bank advances	321,381	4.37	336,149	4.58	(14,768)	(4.4)

Total interest-bearing liabilities	746,635	3.34	763,074	4.15	(16,439)	(2.2)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	37,711		32,880		4,831	14.7
Other	8,434		12,012		(3.578)	(29.8)
Total non-interest bearing liabilities	46,145		44,892		1,253	2.8

Total liabilities	792,780		807,966		(15,186)	(1.9)

Equity	69,202		89,673		(20,471)	(22.8)

Total liabilities and equity	$861,982		$897,639		$(35,657)	(4.0)%

Net interest income	$6,154		$6,733		$(579)	(8.6)%
Interest rate spread (1)		2.81%		2.79%
Net interest margin (2)	3.06%		3.20%

   (1)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

   (2)  Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007

Net interest income	$19,135	$19,538	$ (403)	(2.1)%
Non-interest income	7,901	6,998	903	12.9
Total revenue	27,036	26,536	500	1.9
Provision for loan losses	6,700	450	6,250	1,388.9
Non-interest expense	20,880	21,560	(680)	(3.2)
Net income (loss)	(489)	2,944	(3,433)	(116.6)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Interest income:
Loans	$33,134	$35,371	$(2,237)	(6.3)%
Securities available-for-sale	4,437	6,099	(1,662)	(27.3)
Securities held-to-maturity	1,269	1,638	(369)	(22.5)
Interest-bearing deposits	33	108	(75)	(69.4)
Federal Home Loan Bank stock dividends	130	55	75	136.4
Total interest income	39,003	43,271	(4,268)	(9.9)

Interest expense:
Deposits	9,301	12,268	(2,967)	(24.2)
Borrowed funds	10,567	11,465	(898)	(7.8)
Total interest expense	19,868	23,733	(3,865)	(16.3)
Net interest income	$ 19,135	$19,538	$ (403)	(2.1)%

Net interest income was $19.1 million for the nine months ended September 30, 2008, compared to $19.5 million for the same period in 2007.  Our net interest margin increased eight basis points to 3.14% for the nine months ended September 30, 2008, from 3.06% for the same period in 2007, as the market decline in short-term interest rates allowed us to reprice deposits more rapidly than loans as a large portion of our loan portfolio consists of fixed-rate loans.  Additionally, the net interest margin was also lower as a result of $704,000 in unrecognized interest income on non-performing loans for the nine months ended September 30, 2008.

      Interest Income.  Our interest income decreased $4.3 million, or 9.9%, to $39.0 million for the nine months ended September 30, 2008 compared to $43.3 million for the nine months ended September 30, 2007. Interest earned on loans for the nine months ended September 30, 2008 and 2007 was $33.1 million and $35.4 million, respectively.  The average yield on total loans decreased 58 basis points to 6.77% for the nine months ended September 30, 2008 compared to 7.35% for the same period in 2007 reflecting the decrease in short-term market interest rates.  Additionally, during the nine months ended September 30, 2008, $31.2 million in construction loans were classified as non-accrual, with the cumulative amount of interest not recognized on these loans totaling $704,000.  Partially offsetting the yield decrease was the average balance of total loans, which increased by $9.9 million to $652.7 million for the nine months ended September 30, 2008 from $642.8 million for the same period in 2007.  Although a significant portion of the loan portfolio consists of real estate secured loans, which do not immediately re-price when interest rates change, our construction loans, home equity lines of credit, credit card loans, and commercial/business loans, do re-price when short-term interest rates change.  Combined with the unrecognized interest related to non-accrual loans, the decrease in yield on our variable-rate loan products as a result of lower interest rates was the primary contributor to the decreased interest income on loans.

Interest income on investment securities (including mortgage-backed securities) decreased $2.0 million, or 26.3%, to $5.7 million for the nine months ended September 30, 2008 from $7.7 million for the nine months ended September 30, 2007 as a result of a lower average balance and an 11 basis point decline in the yield on investment securities.  The average balances of investment securities for the nine months ended September 30, 2008 and 2007 were $144.9 million and $192.6 million, respectively.  The average yield on investment securities decreased to 5.25% for the nine months ended September 30, 2008 from 5.36% for the nine months ended September 30, 2007.

Interest Expense.  Our interest expense decreased $3.8 million, or 16.3%, to $19.9 million for the nine months ended September 30, 2008 from $23.7 million for the nine months ended September 30, 2007.  In addition to a decrease in the average balances of our borrowings, declining short-term market rates and lower deposit pricing helped decrease our deposit and borrowing costs as well.

       Interest expense on deposits decreased $3.0 million, or 24.2%, to $9.3 million for the nine months ended September 30, 2008 from $12.3 million for the nine months ended September 30, 2007.  The average cost of deposits decreased 89 basis points to 2.95% for the nine months ended September 30, 2008 from 3.84% for the nine months ended September 30, 2007 as a result of a decline in short-term interest rates, which allowed us to reduce the rates we offered on our deposit products.

       Interest expense on borrowed funds decreased $898,000, or 7.8%, to $10.6 million for the nine months ended September 30, 2008 from $11.5 million for the nine months ended September 30, 2007 primarily attributable to a $19.3 million decline in the average balance of FHLB advances.  The average balances of FHLB advances were $321.9 million for the nine months ended September 30, 2008, compared to $341.2 million for the same period in 2007.  The cost of borrowed funds decreased by 11 basis points to 4.38% for the nine months ended September 30, 2008 from 4.49% for the nine months ended September 30, 2007, as $245.0 million of our borrowings are longer-term structured advances that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Allowance at beginning of period	$8,079	$8,283	$ (204)	(2.5)%
Provision for loan losses	6,700	450	6,250	1,388.9
Recoveries	167	191	(24)	(12.6)
Charge-offs	(1,003)	(782)	(221)	28.3
Allowance at end of period	$13,943	$8,142	$5,801	71.2%

Our provision for loan losses increased $6.3 million to $6.7 million for the nine months ended September 30, 2008 compared to $450,000 for the nine months ended September 30, 2007.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the known and inherent credit risk in the loan portfolio.  At September 30, 2008, the allowance for loan losses was $13.9 million compared to $8.1 million at both December 31, 2007 and September 30, 2007.  The allowance for loan losses as a percent of total loans at September 30, 2008 increased 83 basis points to 2.10% compared to 1.27% at December 31, 2007 and 1.29% at September 30, 2007.  The increase in the provision for loan losses compared to the prior period was deemed appropriate as a result of credit quality issues in the residential construction and land development portfolio.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  As of September 30, 2008, a total of $31.8 million in loans were classified as non-performing.  Management evaluated $35.7 million of impaired loans and established a $6.7 million specific allocation of the allowance for $32.5 million in impaired construction and $3.2 million in impaired commercial business loans.  Residential construction and land development loans account for 98% of the $31.8 million in total non-performing loans.  The $31.2 million in non-performing residential construction and land development loans consisted of $20.4 million in developed one-to four-family residential lots, $6.9 million in one-to four-family residential construction loans in varying states of completion, and $3.9 million in land for future development located in Pierce and Thurston counties of Washington State.  These loans were made to four builders who were also some of the Bank’s largest customers.  Specific allowances were established on all of these loans based on management’s review of the underlying properties.

Increases or decreases in the size of higher risk loan portfolios or changes in expected loss ratios can also result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  In 2007 and 2008, management tightened the underwriting criteria on most of our consumer loans including automobile, credit cards, and home equity products, which have typically resulted in higher charge-offs in the past.  As a result, if it were not for the specific allowance primarily related to non-performing construction and land loans, our allowance for loan losses as a percentage of total loans may have continued to decline from prior periods.

Management believes our allowance for loan losses as of September 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Deposit service fees	$ 2,705	$ 2,611	$ 94	3.6%
Loan service fees	912	1,019	(107)	(10.5)
Insurance service fees	1,677	1,717	(40)	(2.3)
Investment service fees	432	446	(14)	(3.1)
Real estate lease income	778	863	(85)	(9.8)
Gain on sale of securities, net	12	-	12	100.0
Gain on sale of loans, net	875	262	613	234.0
Loss on sale of real estate owned	(25)	-	(25)	(100.0)
Gain (loss) on sale of premises and equipment, net	(1)	11	(12)	(109.1)
Other operating income	536	69	467	676.8
Total non-interest income	$ 7,901	$ 6,998	$ 903	12.9%

Our non-interest income for the nine months ended September 30, 2008 increased $903,000, or 12.9%, to $7.9 million from $7.0 million for the nine months ended September 30, 2008.  This increase was primarily a result of a $613,000 increase from the net gains generated on the sale of loans and a $467,000 increase in other operating income.  The increase from gains on the sale of loans was attributable to an increase in the number of one- to four-family mortgages sold, including the recognition of the associated mortgage servicing assets totaling $357,000 during the first three quarters of 2008.  The increase in other operating income was the result of a non-recurring $422,000 gain from the redemption of shares in the VISA U.S.A., Inc. initial public offering during the first quarter of 2008.  Partially offsetting these increases was a $107,000 decrease in loan service fees as a result of fewer loan modifications and extensions during 2008.  Additionally, real estate lease income declined $85,000 as a result of a tenant vacancy at our downtown administration building and one of our branches.   All other categories of non-interest income reflected a net increase of $15,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2008	2007
Compensation and benefits	$12,146	$12,298	$ (152)	(1.2)%
Office operations	2,882	2,948	(66)	(2.2)
Occupancy	1,802	1,908	(106)	(5.6)
Loan servicing	359	369	(10)	(2.7)
Outside and professional services	979	940	39	4.1
Marketing	762	810	(48)	(5.9)
Other operating expenses	1,950	2,287	(337)	(14.7)
Total non-interest expense	$20,880	$21,560	$(680)	(3.2)%

Non-interest expense decreased $680,000, or 3.2%, to $20.9 million for the nine months ended September 30, 2008 from $21.6 million for the nine months ended September 30, 2007 primarily as a result of a $337,000 decrease in other operating expenses.  The decrease was partially due to a non-recurring $173,000 reversal of the VISA U.S.A., Inc. indemnification litigation settlement reserve, which was recorded as an expense during December 2007.  We reversed the litigation settlement reserve as a result of VISA U.S.A., Inc. establishing an escrow account to satisfy this obligation as part of their initial public offering.  Additionally, we had a regulatory examination during the first part of 2007, which cost $93,000 and did not recur during 2008.  Compensation and benefits expense declined $152,000 as a result of having fewer full-time equivalent employees than last year and occupancy expense declined $106,000 primarily as a result of lower costs related to building and janitorial maintenance.  All other non-interest expenses decreased a net $85,000.

Average Balances, Interest and Average Yield/Costs.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant annualized yields and costs, net interest income, interest rate spread, and net interest margin.  Average balances have been calculated using the average of daily balances during the period (dollars in thousands).

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$652,667	6.77%	$642,787	7.35%	$9,877	1.5%
Mortgage-backed securities	40,609	4.33	59,166	4.35	(18,577)	(31.4)
Investment securities	104,295	5.61	133,415	5.80	(29,120)	(21.8)
Federal Home Loan Bank stock	13,712	1.27	13,712	0.53	-	-
Interest-bearing deposits in other banks	1,634	2.68	2,784	5.13	(1,150)	(41.3)
Total interest-earning assets	812,914	6.40	851,864	6.78	(38,950)	(4.6)

Non-interest-earning assets	55,532		50,069		5,463	10.9

Total assets	$868,446		$901,933		$(33,487)	(3.7)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$30,881	0.26	$32,176	0.27	$(1,295)	(4.0)%
Interest-bearing checking accounts	36,747	0.69	42,158	1.68	(5,411)	(12.8)
Money market deposit accounts	120,215	2.53	123,129	3.73	(2,914)	(2.4)
Certificates of deposit	232,838	3.88	229,224	4.79	3,614	1.6
Total deposits	420,681	2.95	426,687	3.84	(6,006)	(1.4)

Federal Home Loan Bank advances	321,948	4.38	341,242	4.49	(19,294)	(5.7)

Total interest-bearing liabilities	742,629	3.57	767,929	4.13	(25,300)	(3.3)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	36,118		33,527		2,591	7.7
Other	10,896		11,291		(395)	(3.5)
Total non-interest bearing liabilities	47,014		44,818		2,196	4.9

Total liabilities	789,643		812,747		(23,104)	(2.8)

Equity	78,803		89,186		(10,383)	(11.6)

Total liabilities and equity	$868,446		$901,933		$(33,487)	(3.7)%

Net interest income	$19,135		$19,538		$(403)	(2.1)%
Interest rate spread (1)		2.83%		2.65%
Net interest margin (2)	3.14%		3.06%

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

Our primary sources of funds are from customer and brokered deposits, borrowed funds, loan repayments, loan sales, and maturing investment securities.  These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by competition, the level of interest rates, and economic conditions; as are certain available-for-sale investment securities, and readily saleable loans that we generally hold for liquidity purposes.  Despite these conditions, the Company has the intent and ability to hold its investment securities in the available-for-sale investment portfolio until full recovery or maturity and is not planning to sell or dispose of these securities for liquidity purposes until they recover their value.  We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

At September 30, 2008, we maintained a line of credit with the Federal Home Loan Bank of Seattle which allows us to borrow up to 50.0% of total assets.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At September 30, 2008, we were in compliance with our collateral requirements, and $40.4 million, or 11.6% of our line of credit with the Federal Home Loan Bank of Seattle, was available based on a pledged collateral balance of $348.9 million.  We also maintain a $15.0 million fed funds line with a national bank for short-term liquidity needs, and the entire balance was available at September 30, 2008.

We believe that we have adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments.  At September 30, 2008, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $216.1 million, or 46.6%, of total deposits, including $64.7 million of brokered deposits which are scheduled to mature and be renewed through March 31, 2009.  We have used brokered deposits and borrowed funds to supplement retail deposit funding.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

Capital.  Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a “well capitalized” rating from regulatory authorities.  In addition, we are subject to certain capital requirements set by our regulatory agencies.  As of September 30, 2008, the Bank was classified as a “well capitalized” institution under the criteria established by the Federal Deposit Insurance Corporation and exceeded all minimum regulatory capital requirements.  Total equity at the Bank was $55.5 million at September 30, 2008, or 6.61% of total assets on that date.  The Bank’s regulatory capital ratios at September 30, 2008, were as follows:  Tier I leverage of 9.73%; Tier I risk-based capital of 10.86%; and total risk-based capital of 12.11%.  Each of these ratios exceeded their respective minimum ratios of 5.00%, 6.00%, and 10.00% to be considered “well capitalized” under the regulatory requirements.

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

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At September 30, 2008, there were no material changes in the market risk from the information provided in the Company’s Form 10-K which was filed with the SEC on March 12, 2008.

At September 30, 2008, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of September 30, 2008, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A – Risk Factors

        There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report of Form 10-K for the year ended December 31, 2007 except that the following risk factors are added to those previously contained in the Form 10-K.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.  Changes in economic conditions, particularly a further economic slowdown in Pierce County, Thurston County, and South King County Washington, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, and inflation; all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in Pierce County, Thurston County, and South King County real estate markets, could result in the following consequences, among others, any of which could materially affect our business:

o loan delinquencies may increase;
o problem assets and foreclosures may increase;

o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans; and
o	demand for our products and services may decline.

Downturns in the real estate markets in our primary market area could hurt our business.

      Our business activities and credit exposure are primarily concentrated in Pierce County, Thurston County, and South King County.  While we do not have any sub-prime real estate loans, our construction and land loan portfolios and certain of our other loans have been adversely affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area will hurt our business.  As of September 30, 2008, substantially all of the loans in our portfolio consisted of loans secured by real estate located in Pierce County, Thurston County, and South King County.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with the continued economic downturn nationally during 2008, have resulted in uncertainty in the financial markets.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Continued negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.  This continued disruption in the capital and credit markets may cause additional issues regarding the Company’s portfolio of trust preferred securities, and we may be required to recognize an other than temporary impairment on one or more securities in our available-for-sale portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations, and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

        For the quarter ended September 30, 2008, we recorded a provision for loan losses of $6.0 million compared to $150,000 for the quarter ended September 30, 2007, which adversely affected our results of operations for the third quarter of 2008.  We also recorded net loan charge-offs of $328,000 for the quarter ended September 30, 2008 compared to $242,000 for the quarter ended September 30, 2007.  We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest or their industry specifically.  Slowing home sales and declining real estate valuations have been specific contributing factors to the increase in our non-performing loans as well as the increase in delinquencies.  At September 30, 2008, our total non-performing assets had increased to $31.9 million compared to $220,000 at September 30, 2007.  In that regard, our non-performing assets are concentrated in construction and land development loans, which have a higher risk of loss than residential mortgage loans.   While construction and land development loans represented 12.9% of our total loan portfolio at September 30, 2008, they represented 98.0% of our non-performing assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs, we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The Bank can borrow up to 50% of assets on the line of credit it maintains with the Federal Home Loan Bank of Seattle, subject to the amount of qualifying collateral it holds.  At September 30, 2008, we held $348.9 million in qualifying collateral with the Federal Home Loan Bank of Seattle and had borrowed $308.5 million on our line of credit compared to $320.5 million at December 31, 2007.  The Federal Home Loan Bank of Seattle borrowings available from the Federal Home Loan Bank of Seattle at September 30, 2008 were $40.4 million.  The Bank also maintains a $15.0 million fed funds line with a national bank for short-term liquidity purposes, and the entire balance was available at September 30, 2008.  At September 30, 2008, we held $64.7 million in brokered certificates of deposits compared to $60.9 million at December 31, 2007.  We use brokered certificates of deposit to supplement our regular deposit gathering activities.  Recently, regulatory agencies have expressed concerns about the level of brokered deposits that some banks hold and their reliance on those deposits.  While we believe our level of brokered deposits is appropriate and not excessive, there can be no assurance that regulatory agencies will not take action in the future to limit or decrease the use of brokered deposits.  If our funding needs were greater than the remaining $55.4 million available on our lines of credit or our use of brokered deposits were limited, we would have to raise deposits or sell assets to provide additional funding.  If the Bank had to quickly raise deposits or sell assets, we may have to pay above market rates to raise those deposits or sell assets at a loss, both of which would adversely affect our financial condition and results of operations, perhaps materially.

We may be required to record an other than temporary impairment on our trust preferred securities portfolio, which could adversely affect our results of operations and regulatory capital levels.

For the quarter ended September 30, 2008, the Company held $108.2 million in 15 different trust preferred securities with an amortized cost of $108.3 million.  The Company evaluated these securities for other than temporary impairment at September 30, 2008 and found that none of our trust preferred securities were so impaired.  If the financial industry continues to experience losses and the failure rate of financial institutions increases, individual trust preferred securities that the Company holds may experience shortfalls in cash flows that could result in an other than temporary impairment.  Any other than temporary impairment would result in a charge to earnings, which could result in a net loss from operations and a decrease in our regulatory capital.  Therefore, this risk factor may have a material adverse affect on our business, results of operations, or financial condition, and could result in Prompt Corrective Action from the FDIC and other regulatory authorities if our regulatory capital level fell below “well capitalized” levels.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ Global Market under the symbol “RPFG”.  As of September 30, 2008, there were 6,399,390 shares of common stock issued, including  339,341 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 48,587 restricted shares granted under the MRP that have not yet vested.  During the quarter ended September 30, 2008, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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

The following table sets forth our purchases of Rainier Pacific Financial Group, Inc. outstanding common stock during the three months ended September 30, 2008 (by settlement date):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2008 –July 31, 2008	12,000	$8.38	12,000	58,390
August 1, 2008 – August 31, 2008	10,350	8.01	10,350	48,040
September 1, 2008 – September 30, 2008	-	-	-	48,040

Total	22,350	$8.21	22,350

(1)
On February 22, 2006, we announced our intention to purchase an additional 5% (i.e., 307,000) of Rainier Pacific Financial Group, Inc. outstanding shares of common stock.  On January 31, 2008, we announced a 12-month extension of this repurchase program.  At September 30, 2008, there were 48,040 shares remaining to be purchased under this repurchase program.

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

Subsequent Event –Real Estate Owned (REO)

On October 8, 2008, the Bank acquired real estate via a deed-in-lieu of foreclosure from one of its borrowers, which included homes in various stages of completion and developed single-family lots.  The Bank acquired the property as a result of the borrower’s inability to fulfill its construction and land development loan obligations with the Bank.  The outstanding balance of the REO property associated with this borrower is $6.8 million, which includes the loan balance of $7.4 million, less approximately $606,000 in write-downs against the allowance for loan losses to bring the REO property’s book value to the current estimated market values less any costs to sell the property.  These loans were listed as impaired at September 30, 2008, with a specific allocation of the allowance for loan losses in the amount of $606,000.  If this REO transaction had occurred prior to quarter end, total loans would have been $656.8 million, the allowance for loan losses would have been $13.3 million, and the allowance to total loans ratio would have been 2.03%.  The Bank may incur additional costs as a result of holding the property until the Bank can locate a buyer to purchase the property.

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
_____
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

Rainier Pacific Financial Group, Inc.

November 4, 2008	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2008	/s/Joel G. Edwards
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2008	/s/John A. Hall
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2008	/s/Joel G. Edwards
Joel G. Edwards
Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
of Rainier Pacific Financial Group, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, that:

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

Dated:  November 4, 2008

37