Form 10-K
period 2008-12-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2009-03-16
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50362

RAINIER PACIFIC FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	87-0700148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1498 Pacific Avenue, Suite 400, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(253) 926-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant=s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2008 was $54,610,529 (5,718,380 shares at $9.55 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders  (Part III).

RAINIER PACIFIC FINANCIAL GROUP, INC.
2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets including changes in the ability of the issuers of trust preferred securities we own to repay their obligations; results of examinations of us by the Federal Reserve Board and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgements; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms "we", "our", or "us" refer to Ranier Pacific Financial Group and our consolidated subsidiary, Rainier Pacific Savings Bank.

Available Information

The Company posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.rainierpac.com.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").  All of the Company's SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

Rainier Pacific Financial Group, Inc. ("Rainier Pacific Financial Group" or the "Company"), a Washington corporation, was organized on May 23, 2003 for the purpose of becoming the holding company for Rainier Pacific Savings Bank ("Rainier Pacific Bank" or the "Bank") upon the Bank's conversion from a mutual to a stock savings bank ("Conversion").  The Conversion was completed on October 20, 2003 through the sale and issuance of 8,442,840 shares of common stock by the Company.   At December 31, 2008, we had total assets of $847.2 million, total deposits of $519.2 million and total shareholders' equity of $29.3 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

The Bank is a well-established financial institution with a 75 year history of meeting the financial needs of its customers, who are primarily located in our local markets of Tacoma-Pierce County and the City of Federal Way in Washington State.  We offer consumers a broad array of deposit and loan services through Rainier Pacific Bank and offer automobile and homeowners' insurance, financial planning, and non-federally insured mutual fund and investment services through two operating units of the Bank doing business as Rainier Pacific Insurance Services and Rainier Pacific Financial Services.  We also provide deposit and loan services to small businesses, and local builders of single-family residential homes in our local markets.  Our customers' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits.  Our primary regulators are the Washington State Department of Financial Institutions and the FDIC.

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

On January 1, 2001, we converted from a credit union to a state-chartered mutual savings bank.  The savings bank charter afforded us the opportunity to expand our offering of residential mortgage loans, multi-family and commercial real estate loans, real estate construction and land loans, and the ability to more broadly offer business banking services.  In addition, this savings bank charter enabled the expansion of our property and casualty insurance services beyond that available under our credit union charter.

On October 20, 2003, we completed our conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank.  In connection with the conversion, the Company sold 7,935,000 shares of its common stock and received $77.4 million in net proceeds after deducting expenses, and issued an additional 507,840 shares to the Rainier Pacific Foundation, a private foundation focused on supporting educational, healthcare, and community development services in our local markets.  Since the completion of our conversion through December 31, 2008, the Company has repurchased 2,418,282 shares of its common stock.

As of December 31, 2008, we operated a retail network of 14 branches throughout the Tacoma-Pierce County market and the City of Federal Way, with its corporate office located in the central business district of downtown Tacoma.

Our performance for the year ended December 31, 2008 was adversely affected by the national economic slowdown and precipitous decline in values and illiquidity of the credit markets. These economic conditions affected the banking industry, and contributed to significant deterioration in the credit quality and valuation of the Bank's $108.0 million (par value as of December 31, 2008) in holdings of trust preferred collateralized debt obligation ("trust preferred CDO") securities, for which the underlying trust preferred securities were issued by over 500 banks and approximately 40 insurance companies geographically dispersed across the United States. The deterioration in the local residential housing market and declining housing prices in the Bank's primary market area also contributed to weaker 2008 performance. Primarily as a result of these two factors, we incurred a net loss of $14.6 million for the year ended December 31, 2008.

Contributing to our net loss for 2008 was the non-cash charges related to the other-than-temporary impairment of investment securities of $21.7 million, and a provision for loan losses of $7.0 million. We also reported an accumulated other comprehensive loss, net of tax, of $47.2 million at December 31, 2008 related to the decline in fair value of our trust preferred CDO securities, compared to the $4.6 million decline in fair value as of December 31, 2007. This resulted in shareholders' equity at December 31, 2008 of $29.3 million, or 3.46% of total assets, representing a decline of $57.5 million from $86.8 million, or 9.87% of total assets, at December 31, 2007. Accordingly, these items have negatively affected the Company's capital adequacy and have resulted in an increased level of regulatory supervision.

As of December 31, 2008, the Company and the Bank were considered to be "adequately capitalized" as calculated under regulatory requirements. The Company's and the Bank's capital amounts and classifications are, however, subject to qualitative judgments by the regulators related to various components, risk weighting, and other factors; and the regulatory agencies have broad authority to reduce a bank's capital classification below what the calculated ratios would otherwise indicate, or require increased capital. As a result of the risks associated with our investment in trust preferred CDO securities and the potential for increased provisions for loan losses, we anticipate that the regulatory agencies will require us to raise additional capital and potentially be subjected to other operational requirements.

In response to these financial challenges and increased regulatory supervision, we are taking a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements thereof, and increasing liquidity. The tactical actions being taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, selling the VISA credit card portfolio and single-family loans, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Concurrent with the tactical actions, we are also evaluating various strategic options and are seeking the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives. While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, we cannot be assured that in the current financial environment these efforts will be successful and will result in sufficient capital preservation or infusion prior to any actions that the Company's and the Bank's regulators may take.

While we believe that we are taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect the Company's and the Bank's continuing operations.

Market Area

We focus our efforts on serving residents and businesses in Pierce County and the City of Federal Way.  Pierce County is the second most populous metropolitan area in Washington State, covering 1,794 square miles, with approximately 788,000 residents, a median household income of approximately $56,800 and an average household income of $69,400.  The City of Federal Way is located in South King County, just north of the Pierce County border, with a population of approximately 82,500, a median household income of approximately $54,400, and an average household income of $67,400.

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

From 2003 through 2007, the local economy experienced a sustained recovery and was relatively strong compared to the rest of the nation. Beginning in 2008, the local economy has slowed significantly, reflecting the current global economic slowdown and recession placing stress on residential housing values, rising unemployment rates, and slower overall economic activity.  The Pierce County unemployment rate increased to 7.4% in December 2008, compared to 6.9% in 2007, and residential housing values in the Pierce County market declined in 2008, with a median home price of $235,000 in December 2008, compared to $266,000 in December 2007.  Home sales slowed appreciably in 2008 and were 40.0% lower than in 2007.  Apartment vacancies, although rising, remained relatively low as vacancy rates were below 6.0% for the Puget Sound region, with vacancies for office properties at 9.6% at year-end 2008.

We believe the local economy will continue to decline through 2009, reflecting the impact of the current recession, as unemployment rates are anticipated to rise further and the influx of new households to our region slows from the brisk population growth of 2.2% per year during the past decade.

Over the past decade, the City of Tacoma experienced a strong revitalization of its downtown central business district with the addition of the Museum of Glass, the Tacoma Art Museum, a new convention center, a new hotel, new restaurants, and the continued expansion of the University of Washington Tacoma campus.  Numerous additional residential and commercial development projects are planned over the next five to ten years in the central business district, yet we expect many will be delayed until the economy recovers and financing becomes more readily available.  In addition, the South Puget Sound region should continue to benefit from the presence of Fort Lewis Army Base and McChord Air Force Base, due to long-term planned expansion of their facilities and expected growth in the number of civilians and military employees, which should provide some stability for our local economy.

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

The "bricks" element of our strategy relates specifically to the branch facilities where in-person interactions occur.  As a local community-based financial institution, we are committed to providing a network of branch offices that enables consumers to access services in person, within 15 minutes from essentially anywhere in Pierce County or the City of Federal Way.  As of December 31, 2008, our retail network consisted of 11 branches in Pierce County and three branches in the City of Federal Way.   Our branch office hours are 9:00 a.m. to 5:30 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 3:00 p.m. on Saturdays.

The core components of the "clicks" element of our delivery channel strategy are internet banking and automated teller machines, along with automatic payment vehicles and debit and credit card services.  We have expanded our on-line banking capabilities to enable customers to perform essentially any type of transaction that can be conducted in a branch setting, such as review account balances and statements, make funds transfers, apply for a mortgage or consumer loan, and even pay bills.  To accommodate 24 hour, seven day a week availability to cash, we provide automated teller machines at each of our 14 full-service branch offices and an additional six stand-alone automated teller machines throughout Pierce County.

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

Lending Activities

General.  We focus our lending activities primarily on generating five or more family residential ("multi-family") and commercial real estate loans, loans secured by owner occupied one- to four-family residences, real estate construction and land loans, consumer loans and commercial loans for small businesses. We offer a wide variety of secured and unsecured consumer loan products, including direct and indirect auto loans, deposit secured loans, unsecured personal loans, VISA lines of credit, and home equity loans and lines of credit.  We focus on originating multi-family and commercial real estate loans on properties located primarily in the Puget Sound region of Western Washington.  In September 2002, we began offering real estate construction and land loans secured by single-family residential properties to consumers and local builders.  In January 2005, we introduced our business banking services, originating a blend of unsecured and secured lines/loans and owner-occupied commercial real estate loans.  As of December 31, 2008, the loan portfolio, including loans held-for-sale, totaled $672.3 million and represented 79.4% of our total assets.  As of December 31, 2008, the loan portfolio was comprised of 37.7% commercial real estate loans, 22.2% multi-family real estate loans, 12.7% consumer loans (including our VISA credit card portfolio and home equity loans), 12.2% real estate construction and land loans, 8.4% one- to four-family home loans, and 6.8% commercial business loans.

Our loan policy limits the maximum amount of loans that we can lend to any one borrower to 15.0% of the Bank's regulatory capital.  As of December 31, 2007, the in-house limit was $12.9 million but was reduced in July 2008 to $10.0 million in light of economic and real estate market conditions and our capital position.  The loans outstanding to our five largest borrowing relationships as of December 31, 2008 were comprised of multi-family, commercial real estate, and real estate construction and land loans.  The largest borrower relationship involved a construction company totaling $12.9 million, secured primarily by residential properties located in Pierce County.  A total of $10.1 million of this relationship involves developed single-family lots and has been classified as non-performing and was not accruing interest as of December 31, 2008.  The second largest borrowing relationship totaling $12.0 million involves a 114-lot land development loan to a limited liability company, secured by real estate located in King County.  The third largest borrower relationship totals $11.6 million and involves four loans to four separate limited liability companies.  One of these loans is secured by an office building, and the other three loans are for residential construction and land acquisition and development projects.  The fourth largest borrower relationship is for $11.5 million, comprised of eight loans which were made to limited liability companies primarily for multi-family properties located in King and Pierce counties.  The fifth largest borrower relationship is comprised of four affiliated limited liability companies with aggregate loans of $11.3 million on four multi-family properties located in Pierce County.  All of the loans mentioned above have personal guarantees in place as an additional source of repayment, including those made to limited liability companies and corporations.  With the exception of the largest borrowing relationship, all of the properties securing the loans discussed above were in the Puget Sound region and were performing according to their repayment terms as of December 31, 2008.

Lending authorities are established under the guidelines provided by the Board of Directors, and thereunder the President/CEO, or his designee, establishes individual loan authorities and limits.  In some instances, two or more individuals combined can approve a higher loan amount than their individual loan limits.  Loan authorities are categorized by various loan types, such as: (1) consumer, (2) residential real estate mortgages, (3) multi-family and commercial real estate, (4) real estate construction and land loans, and (5) commercial and industrial loans.  Loans in excess of the individual or combined lending limits, generally in excess of $750,000 aggregate, are approved by the Management Loan Committee, which consists of the President/CEO, Senior Vice President, Vice President/Chief Lending Officer, Vice President Business Banking, and the Real Estate Loan Manager.  Loans in excess of $5.0 million, individual or aggregate, are approved by the Loan and Investment Committee, comprised of members of the Board of Directors.

Subject to market conditions, we plan to continue to concentrate on originating multi-family and commercial real estate loans and one - to four- family residential loans within the Puget Sound region in Washington State.  We  will also continue to pursue the expansion of our small business lending activities which involve greater risks of default and delinquency than most other types of lending that we have historically engaged in.

Loan Portfolio Analysis.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real estate:
One- to four-family residential	$56,325	8.38%	$76,882	12.07%	$81,542	12.76%	$84,903	14.56%	$97,455	19.39%
Five or more family residential	148,949	22.16	149,080	23.40	163,060	25.50	158,997	27.28	126,199	25.10
Non-residential commercial	253,801	37.75	212,901	33.42	195,854	30.63	166,242	28.52	143,297	28.50
Total real estate	459,075	68.29	438,863	68.89	440,456	68.89	410,142	70.36	366,951	72.99

Real estate construction and land:
One- to four-family residential	71,424	10.62	73,114	11.48	75,508	11.81	53,247	9.13	15,583	3.10
Five or more family residential	483	0.07	1,839	0.29	4,180	0.65	4,859	0.84	--	--
Non-residential commercial	9,953	1.48	3,827	0.60	--	--	2,795	0.48	600	0.12
Total real estate construction and land	81,860	12.17	78,780	12.37	79,688	12.46	60,901	10.45	16,183	3.22

Consumer:
Automobile	11,818	1.76	20,798	3.27	31,888	4.99	39,429	6.77	52,567	10.46
Home equity	42,442	6.31	45,293	7.11	42,718	6.68	31,948	5.48	29,945	5.96
Credit cards (1)	23,192	3.45	23,172	3.64	23,327	3.65	22,054	3.78	22,447	4.47
Other	8,132	1.21	7,411	1.16	8,179	1.28	9,196	1.58	11,802	2.34
Total consumer	85,584	12.73	96,674	15.18	106,112	16.60	102,627	17.61	116,761	23.23

Commercial business	45,762	6.81	22,683	3.56	13,122	2.05	9,224	1.58	2,824	0.56

Total loans	672,281	100.00%	637,000	100.00%	639,378	100.00%	582,894	100.00%	502,719	100.00%

Allowance for loans losses	(13,329)		(8,079)		(8,283)		(8,597)		(8,981)

Loans, net	$658,952		$628,921		$631,095		$574,297		$493,738
___________
(1)	Subsequent to December 31, 2008 substantially all of the credit card portfolio was sold. See Item 8. Financial Statements Supplementary Data and Notes to Consolidated Financial Statements - Note 20.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate:
One- to four-family residential	$50,162	7.46%	$70,015	10.99%	$72,336	11.31%	$74,558	12.79%	$83,742	16.65%
Five or more family residential	41,103	6.11	26,318	4.13	27,176	4.25	30,147	5.17	32,190	6.40
Non-residential commercial	124,561	18.53	113,730	17.85	109,084	17.06	88,566	15.20	87,291	17.50
Total real estate	215,826	32.10	210,063	32.98	208,596	32.62	193,271	33.16	203,223	40.55

Real estate construction and land:
One- to four-family residential	10,789	1.61	2,116	0.33	--	--	1,698	0.29	605	0.12
Five or more family residential	--	--	--	--	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--	--	--	--	--
Total real estate construction and land	10,789	1.61	2,116	0.33	--	--	1,698	0.29	605	0.12

Consumer:
Automobile	11,818	1.76	20,798	3.26	31,888	4.99	39,429	6.76	52,567	10.45
Home equity	18,718	2.78	25,470	4.00	27,507	4.30	20,252	3.47	20,942	3.95
Credit cards	930	0.14	882	0.14	806	0.13	617	0.11	435	0.08
Other	2,070	0.31	2,587	0.41	3,273	0.51	2,308	0.40	3,944	0.78
Total consumer	33,536	4.99	49,737	7.81	63,474	9.93	62,606	10.74	77,888	15.26

Commercial business	20,304	3.02	9,713	1.52	3,601	0.56	1,902	0.33	81	0.02

Total fixed-rate loans	280,455	41.72	271,629	42.63	275,671	43.11	259,477	44.52	281,797	55.95

(table continues on following page)

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	6,163	0.92	6,867	1.08	9,206	1.44	10,345	1.77	13,713	2.73
Five or more family residential	107,846	16.04	122,762	19.27	135,884	21.26	128,850	22.12	94,009	18.69
Non-residential commercial	129,240	19.22	99,171	15.57	86,770	13.57	77,676	13.31	56,006	11.27
Total real estate	243,249	36.18	228,800	35.92	231,860	36.27	216,871	37.20	163,728	32.69

Real estate construction and land:
One- to four-family residential	60,635	9.02	71,012	11.15	75,508	11.81	51,549	8.84	15,578	3.10
Five or more family residential	483	0.07	1,835	0.29	4,180	0.65	4,859	0.83	--	--
Non-residential commercial	9,953	1.48	3,817	0.60	--	--	2,795	0.48	--	--
Total real estate construction and land	71,071	10.57	76,664	12.04	79,688	12.46	59,203	10.15	15,578	3.10

Consumer:
Automobile	--	--	--	--	--	--	--	--	--	--
Home equity	23,724	3.53	19,823	3.11	15,211	2.38	11,696	2.01	9,003	1.77
Credit cards	22,262	3.31	22,290	3.50	22,521	3.52	21,437	3.68	22,012	4.38
Other	6,062	0.90	4,824	0.76	4,906	0.77	6,888	1.18	7,858	1.56
Total consumer	52,048	7.74	46,937	7.37	42,638	6.67	40,021	6.87	38,873	7.71

Commercial business	25,458	3.79	12,970	2.04	9,521	1.49	7,322	1.26	2,743	0.55

Total adjustable-rate loans	391,826	58.28	365,371	57.37	363,707	56.89	323,417	55.48	220,922	44.05

Total loans	672,281	100.00%	637,000	100.00%	639,378	100.00%	582,894	100.00%	502,719	100.00%

Allowance for loans losses	(13,329)		(8,079)		(8,283)		(8,597)		(8,981)

Loans, net	$658,952		$628,921		$631,095		$574,297		$493,738

Residential One- to Four-Family Lending.  As of December 31, 2008, $56.3 million, or 8.4% of our total loan portfolio consisted of loans secured by one- to four-family residences.

Our residential first mortgages are generally originated in accordance with guidelines established by Freddie Mac and Fannie Mae, except in certain circumstances such as our seven- and ten-year fixed rate mortgage and our community development loans to low or moderate income borrowers.  All of our one- to four-family residential mortgage loans, whether fixed or adjustable, require both monthly principal and interest payments and have no prepayment penalties.  We have not originated or have in our loan portfolio any option ARMs or single-family mortgage loans with more than a 30-year final maturity term.  We have never implemented any subprime single-family lending programs.

Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home, and most of these customers prefer fixed rather than adjustable rate loans. We originated $58.1 million of fixed-rate one- to four-family residential loans and $1.1 million of adjustable rate one-to-four family residential loans during 2008.   Residential mortgage loans are primarily made on owner-occupied properties within the Pierce and South King County markets.  In addition, we have made $5.2 million of single-family residential loans to a few of our builders who have chosen to place some of their newly constructed homes as rental properties because of their inability to sell the properties.  All of these loans were underwritten consistent with Freddie Mac secondary market standards except for being non-owner occupied.  As of December 31, 2008, $50.2 million, or 89.1%, of our one- to four-family residential mortgage loan portfolio was comprised of fixed-rate loans.

 As of December 31, 2008, we had $6.1 million, or 10.9% of our one- to four-family residential loans in adjustable-rate mortgages.  Our adjustable-rate mortgage products generally are underwritten to be saleable in the secondary market.  Our adjustable-rate mortgage products adjust annually after an initial fixed interest rate period ranging from one to ten years.  Contractual annual adjustments generally are limited to increases or decreases of no more than 2%, subject to a maximum increase of no more than 6% from the initial interest rate.  At the time of rate adjustment, the loan rate is usually modified to reflect the average yield on U.S. Treasury securities adjusted to a constant maturity of one year Treasury securities plus a margin of 2.5% to 2.875%.  Borrower demand for adjustable-rate mortgage loans versus fixed-rate mortgage loans is primarily related to the interest rate environment and the anticipated changes in the interest rate over time, as well as the fees being charged on mortgage products within the market.

We have offered a fixed-rate ten-year term mortgage loan program since 1993 and introduced a fixed-rate seven-year program in November 2003 on owner-occupied one- to four-family residential properties.  These loans are an attractive alternative to borrowers with lower loan amount needs and a greater level of equity in their homes. These loans are written consistent with secondary market standards and have an average loan balance of $42,090 with an average loan-to-value ratio of less than 25%.  As of December 31, 2008, we had $7.5 million, or 14.9% of our fixed one- to four-family residential loan portfolio in seven- and ten-year mortgage products.  We also offer special community development loans to low or moderate income borrowers at a loan-to-value ratio of up to 100%.  As of December 31, 2008, we had $3.4 million in special community development loans in our residential loan portfolio.  All loans under these special loan programs were performing in accordance with their repayment terms as of December 31, 2008.

We originate a limited number of jumbo fixed- and adjustable-rate single-family loans that we retain for our portfolio.  Jumbo loans generally have balances that are greater than $417,000.  The jumbo loan portfolio, comprised of ten loans, totaled $5.8 million as of December 31, 2008.  The loans in this portfolio have been generally priced at rates of 0.25% to 1.50% higher than the standard secondary market rates on conventional loans.  As of December 31, 2008, all loans in the jumbo loan portfolio were performing in accordance with their repayment terms.

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

Multi-Family and Commercial Real Estate Lending.  We have originated multi-family and commercial real estate loans since November 1995.  Loans are underwritten by designated lending staff or our loan committee depending on the size of the loan.  As of December 31, 2008, $402.7 million, or 59.9% of our total loan portfolio was secured by multi-family and commercial real estate property.

We pursue multi-family and commercial real estate loans located in the Puget Sound region of Washington State.  Commercial and multi-family real estate loans include investment or owner-occupied office and medical buildings, retail shopping centers, mini-storage facilities, warehouse facilities, and apartment buildings and complexes. Multi-family and commercial real estate loans contain a higher risk of default and loss than one- to four-family residential loans, particularly if the local economy experiences a downturn and because these loans generally are priced at a higher rate of interest than one- to four-family residential loans.  These loans also have higher loan balances, are more difficult to evaluate and monitor, and because these loans may not be fully amortizing over the loan period, but instead have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property.  Multi-family or commercial real estate property values are also generally subject to greater volatility than single family residential property values.  Payments on loans secured by multi-family or commercial properties are usually dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally obtain loan guarantees from financially capable parties as determined by our review of personal financial statements.  If the borrower is a corporation or other entity, we generally obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolios was $1.5 million as of December 31, 2008.  These loans are primarily secured by properties located in the Puget Sound region of Western Washington.  As of that date, $253.8 million, or 37.7% of our total loan portfolio was secured by commercial real estate properties while $148.9 million, or 22.2% of our total loan portfolio was secured by multi-family dwellings in our market area.  We target individual multi-family and commercial real estate loans between $500,000 and $5.0 million; however, by policy we can originate loans to one borrower up to 15% of the Bank's capital.  The largest non-residential commercial real estate loan as of December 31, 2008 was an $8.2 million loan secured by an industrial park located in Thurston County, Washington.  The largest multi-family loan as of December 31, 2008 was a $9.9 million loan secured by two apartment buildings totaling 166 units located in King County, Washington.  Both of these loans were performing according to their loan repayment terms, as were all of our multi-family and commercial real estate loans as of December 31, 2008.

We offer both fixed- and adjustable-rate loan options on multi-family and commercial real estate loans.  Loans originated on a fixed-rate basis generally are originated with final maturities up to ten years, and with amortization terms up to 30 years.  Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's advance rate for an equivalent period plus a margin ranging from 2.00% to 4.00%, depending upon the prepayment penalty option selected by the borrower.  As of December 31, 2008, we had $41.1 million of fixed-rate multi-family loans and $124.6 million of fixed-rate commercial real estate loans.

Adjustable-rate multi-family and commercial real estate loans are originated with variable rates that generally adjust after an initial fixed-rate period ranging from three to five years.  Contractual annual adjustments predominantly have a 1.50% maximum annual rate increase and are generally subject to a lifetime cap rate of 13.0%.  Typically, we have established floor rates on these loans below which the loans= contractual interest rate may not adjust.  These loans have been originated with floor rates of 5.0% to 7.75%.

The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  Adjustable-rate multi-family and commercial real estate loans are generally priced utilizing the 11th District Cost of Funds Index plus a margin of 3.00% to 3.50%, with principal and interest payments fully amortizing over terms up to 30 years, and an accompanying prepayment penalty.  As of December 31, 2008, we had $107.8 million in adjustable-rate multi-family loans and $129.2 million in adjustable-rate commercial real estate loans.  Both adjustable-rate mortgages and fixed-rate mortgages contain provisions for the assumption of the loan by another borrower, subject to our approval and a 1% assumption fee.

The maximum loan-to-value ratio for multi-family loans is generally 80% of appraised value on purchases and 75% of appraised value on refinances.  The maximum loan-to-value ratio for commercial real estate loans is generally 75% of appraised value for both purchases and refinances.  We require appraisals of all properties securing multi-family and commercial real estate loans.  Appraisals are performed by independent appraisers approved by us.  We generally require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property.  We also inspect the subject property at least once every two years if the loan balance exceeds $500,000.  We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

Real Estate Construction and Land Loans.  As of December 31, 2008, real estate construction and land loans represented $81.9 million, or 12.2% of our total loan portfolio.  We began originating real estate construction and land loans in September 2002 and have focused our efforts primarily in the Pierce, Thurston, and King County market areas with custom residential construction all-in-one, residential speculative construction, single-family land acquisition and development, and lot inventory loans to builders and developers.  Although construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is considered to involve a higher degree of risk.  The custom residential construction all-in-one loans are priced and are generally underwritten consistent with the secondary market standards upon completion of the home and conversion to a permanent loan.  Other construction loan programs to builders and developers are generally originated with terms of six to 24 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0.50% to 1.75%, with a loan-to-value ratio that is generally no more than 80% of the appraised value of the property at completion. Almost all of these loans have floor rates of at least 5.0%

At December 31, 2008, our construction all-in-one loans to individuals totaled $664,000.  Our construction all-in-one loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing.  During the construction phase, which typically lasts for six months, our construction loan officers or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in eight draws during the construction period.  Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase.  Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser.

During the year ended December 31, 2008, we originated $50.3 million of short-term land development, lot inventory, and one- to four-family residential construction loans to 24 experienced local builders and developers. At December 31, 2008, our residential construction loans to builders and developers totaled $20.1 million.  The one- to four-family residential construction loans are primarily for homes within the price range of $200,000 to $600,000.  We limit our construction lending to properties located primarily in Pierce, Thurston or King Counties.  Most of these loans are written with maturities of 12 to 24 months, have interest rates that are tied to the prime rate plus a margin, and are subject to monthly rate adjustment with the movement of the prime rate.  All builder/developers are underwritten to pre-established standards that include estimated cash reserves to carry projects through completion and sale of the project.  The maximum loan-to-value ratio on both pre-sold and speculative projects is generally 80% or less.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  During the year ended December 31, 2008, three of our builders submitted deeds in lieu of foreclosure for seven completed homes and 90 single-family lots.  The $8.1 million in loans associated with these properties were transferred into real estate owned, net of charge-offs of $686,000.  At December 31, 2008, the balance of real estate owned was $6.8 million.

We originate undeveloped land loans to local contractors and developers for the purpose of holding the land for future development.  As of December 31, 2008, we had $11.7 million of loans outstanding secured by land for future residential lot development. These loans are secured by a first lien on the property, are limited to 75% of the discounted appraised value of the land, and generally have a term of up to 24 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

At December 31, 2008, we had $39.1 million of land development and lot inventory loans outstanding.  Our largest real estate construction and land loan was a 114-lot land development loan that had an outstanding principal balance of $12.0 million and was secured by a first mortgage lien.  This loan was performing according to its original repayment terms at December 31, 2008.

We also make construction loans for commercial and multi-family development projects.  As of December 31, 2008, we had $10.4 million of loans outstanding for these types of projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings.  These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed.  Disbursement of funds is at our discretion and is based on the progress of construction.  The maximum loan-to-value limit applicable to these loans is 75% of the as-completed appraised value.

As of December 31, 2008, we had $20.7 million of loans outstanding for one- to four-family residential construction projects to builders.  At the time these types of loans are made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs).  Changes in the demand for new housing in the area and higher than anticipated building costs may cause actual results to vary significantly from those estimated.  Accordingly, we may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral.  Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.  Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for new housing.  The fact that homes under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans.  This may require us to advance additional funds and/or contract with another builder to complete the residence.  Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

New home sales slowed appreciably in our local market area and were 40.0% lower in 2008 compared to 2007.  The unsold inventory of newly constructed homes has increased causing many builders and developers to reduce their offering prices and also causing lot prices to decline in value as inventory of unsold homes increased to approximately 16 months and seven months in Pierce and Thurston Counties, respectively, as of December 31, 2008, indicating a market that favors buyers as opposed to sellers.

Consumer Lending.  Consumer loans entail greater risk than one- to four-family residential loans, particularly in the case of unsecured loans or loans secured by assets that decline in value over time.  Therefore, interest rates on these loans are generally higher than residential real estate loans.  In the event of default on a secured consumer loan, any repossessed collateral may not provide an adequate source of repayment of the outstanding balance as a result of the assets' decline in value over time, damage or loss.  Often, the remaining deficiency balance does not warrant further substantial collection efforts against the borrower beyond sending the account to an outside collection agency, as these borrowers often file bankruptcy once the collateral has been repossessed.  Consumer loan collections depend on the borrower's financial stability, and may be adversely impacted by job loss, divorce, personal bankruptcy, or medical issues.  Various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Our consumer installment loans, such as auto, boats, recreational, home equity and personal loans, are generally offered on a fixed-rate basis, while our VISA, unsecured personal lines of credit, and home equity lines of credit are principally offered on a variable rate basis.  Our installment loans are offered using a risk-based pricing model based upon the creditworthiness of the customer and the available collateral.  Our consumer lending programs do not specifically target borrowers with lower credit scores, however, they do allow for the underwriting of loans to individuals with negative credit information under certain defined guidelines.  Management routinely monitors all loan programs and underwriting is adjusted when there is evidence of deterioration in individual consumer lending portfolios.  Interest rates are offered on a multi-tiered basis, with the best "A" credits receiving the lowest loan rates.  Loans made to borrowers with lower credit scores have a higher likelihood of becoming delinquent or defaulting on their loans, and therefore generally receive a higher interest rate.  As of December 31, 2008, our consumer loans, including our home equity line/loan portfolio, totaled $85.6 million, or 12.7% of our total loan portfolio.

The home equity loan portfolio was the largest component of the consumer loan portfolio as of December 31, 2008 totaling $42.4 million, or 6.3% of our total loan portfolio.  These loans include both adjustable-rate lines of credit and fixed-rate loan products.  These loans are made on owner-occupied properties.  The loan-to-value ratio is generally 90% or less, when taking into account both the first and the second mortgage loans.  Home equity loans generally carry fixed interest rates with a fixed payment over a term up to 15 years.  Home equity lines of credit allow for a ten year draw period, which is renewable, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus or minus a margin.

The VISA credit card portfolio was the second largest component of our consumer loan portfolio totaling $23.2 million, or 3.5% of our total loan portfolio at December 31, 2008.  We have been offering credit cards for more than 20 years and offer over 15 credit card products, the majority of which are on an adjustable-rate basis, with the interest rate tied to prime rate as published in The Wall Street Journal, plus a margin.  All of our variable-rate VISA credit cards have floor rates of at least 6.0%.  Interest rates and credit limits are determined based upon product type and creditworthiness of the borrower.  We use credit bureau scores, in addition to other criteria such as income, in our underwriting decision process on these loans.  On February 13, 2009, we entered into a definitive agreement to sell substantially all of the VISA credit card portfolio, and will continue to originate this loan product for the purchaser=s loan portfolio under a joint marketing agreement with the purchaser.

As of December 31, 2008, the third largest component of the consumer portfolio was our auto loan portfolio totaling $11.8 million, or 1.8% of our total loan portfolio.  This loan portfolio is primarily comprised of loans with terms up to seven years.  We have offered indirect auto loans since 1994 and at December 31, 2008 the loans originated through our indirect dealer program were $10.1 million, or 89.4% of our total auto loan portfolio.  These loans consist primarily of indirect auto loans and to a much lesser extent include indirect loans on recreational vehicles and boats.  The majority of these loans have been originated through approximately 17 dealers located in our market area.  Since July 2006 however, we significantly curtailed our origination of indirect auto loans and discontinued offering this product in February 2008.

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

Commercial Business Lending.  At December 31, 2008, we had $45.8 million, or 6.8% of our total loan portfolio in commercial business loans. Of the $45.8 million, $31.0 million is secured by equipment, receivables, or other assets, while the remaining $14.8 million is unsecured.  Prior to 2004, we provided commercial business loans only on an accommodative basis to businesses owned by our retail customers.  In 2004, we hired an experienced banking executive with 30 years of commercial banking experience to lead our business banking program, which officially commenced in March 2005. We intend to increase our commercial lending activities to take advantage of local lending opportunities in extending credit to small- and medium-sized businesses, to provide for potentially higher asset yields, and to position Rainier Pacific Bank as a full-service financial institution.

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

As a relatively new program, our ability to originate commercial business loans is highly dependent upon favorable market conditions and our ability to hire qualified commercial banking personnel.  Accordingly, there can be no assurance that we will be successful in these efforts.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in Rainier Pacific Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real estate:
One- to four-family residential	$36	$1,149	$2,139	$12,920	$40,081	$56,325
Five or more family residential	9,860	16,530	8,895	40,446	73,218	148,949
Non-residential commercial	348	6,972	21,952	166,559	57,970	253,801
Total real estate	10,244	24,651	32,986	219,925	171,269	459,075

Real estate construction and land:
One- to four-family residential	61,300	10,124	--	--	--	71,424
Five or more family residential	--	483	--	--	--	483
Non-residential commercial	9,953	--	--	--	--	9,953
Total real estate construction and land	71,253	10,607	--	--	--	81,860

Consumer:
Automobile	320	4,554	6,004	703	237	11,818
Home equity	23,782	627	1,540	7,398	9,095	42,442
Credit cards	23,192	--	--	--	--	23,192
Other	5,448	800	1,040	662	182	8,132
Total consumer	52,742	5,981	8,584	8,763	9,514	85,584

Commercial business	25,703	1,900	5,305	11,474	1,380	45,762

Total	$159,942	$43,139	$46,875	$240,162	$182,163	$672,281

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2008, which have fixed interest rates, and which have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real estate:
One- to four-family residential	$50,126	$6,163	$56,289
Five or more family residential	38,136	100,953	139,089
Non-residential commercial	124,561	128,892	253,453
Total real estate	212,823	236,008	448,831

Real estate construction and land:
One- to four-family residential	10,124	--	10,124
Five or more family residential	--	483	483
Non-residential commercial	--	--	--
Total real estate construction and land	10,124	483	10,607

Consumer:
Automobile	11,498	--	11,498
Home equity	18,660	--	18,660
Credit cards	--	--	--
Other	1,955	729	2,684
Total consumer	32,113	729	32,842

Commercial business	20,059	--	20,059

Total	$275,119	$237,220	$512,339

Loan Solicitation and Processing.  The majority of the one- to four-family residential mortgage and consumer loan originations are generated through our retail branch network.  We originate multi-family and commercial real estate loans using income property loan officers employed by us.  In addition, approximately 15% of our multi-family and commercial real estate loans have been originated by an outside broker and underwritten by us within our policies and guidelines.  Construction loans are generated by construction loan officers who work for us.  Business loans are generally originated by our business banking officers, and approved by designated underwriters for this type of lending.

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

We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved.  We approve loans based upon automated approvals, individual lending authorities, joint lending authorities, management loan committee authority, and the lending authority of the loan and investment committee of the Bank=s board of directors.

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

We also sell residential first mortgage loans to the secondary market.  Our primary secondary market relationship has been with Freddie Mac.  We have previously maintained secondary market relationships with Fannie Mae and the Federal Home Loan Bank of Seattle, prior to the discontinuation of the latter=s mortgage purchase program in 2005, and generally retain the servicing on all loans sold into the secondary market.  As of December 31, 2008, our portfolio of mortgage loans serviced for others was $148.5 million.

We have originated multi-family and commercial real estate loans since November 1995.  Loans are underwritten by designated lending staff or the respective loan committee depending on the size of the loan, and are serviced on an in-house real estate loan servicing system.

In addition we have 17 commercial real estate and multi-family participation loans and one commerical construction participation loan, all of which are secured by properties located in the Puget Sound region, and were underwritten to our standards.  As of December 31, 2008, the balance of the participation loans totaled $10.1 million.  All of these loans were performing in accordance with their contractual repayment terms as of December 31, 2008.

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

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Loans Originated:	(In Thousands)
Real estate:
One- to four-family residential	$59,157	$32,149	$28,007
Five or more family residential	30,425	27,705	25,899
Non-residential commercial	62,469	40,733	47,225
Total real estate	152,051	100,587	101,131

Real estate construction and land:
One- to four-family residential	37,673	83,047	86,625
Five or more family residential	494	--	--
Non-residential commercial	12,154	2,752	--
Total real estate construction and land	50,321	85,799	86,625

Consumer:
Automobile	90	3,454	11,663
Home equity (1)	6,472	13,195	19,538
Credit cards (1)	19	(155)	1,302
Other (1)	2,763	2,210	2,452
Total consumer	9,344	18,704	34,955

Commercial business (1)	28,693	10,790	4,573

Total Loans Originated	240,409	215,880	227,284

Loans Purchased	--	2,077	--

Loans Sold:
Total whole loans sold	(68,121)	(23,698)	(19,563)
Participation loans	(984)	(2,840)	(658)
Total loans sold	(69,105)	(26,538)	(20,221)

Principal repayments	125,788	192,588	150,208
Transfer to real estate owned	(8,485)	--	--
Net charge-offs	(1,750)	(804)	(914)
Increase (decrease) in other items, net	(5,250)	(201)	857

Increase (decrease) in loans, net	$30,031	$(2,174)	$56,798
____________
(1)	The amounts reported for this item include all personal, home equity, and business lines of credit and credit cards at their net change for the year.

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower.  The amount of fees we charge to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 2.00%, but are generally 1.00% or lower.  In addition, one- to four-family home loan borrowers may have to pay additional secondary market delivery fees on the loan based upon the borrower's creditworthiness and/or loan-to-value ratio, which are determined when the loan is underwritten by the Loan Prospector System through Freddie Mac.  Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are generally recognized as income at the time of prepayment or sale.  We had $1.9 million of net deferred loan fees as of December 31, 2008, principally relating to deferred loan fees and origination costs associated with real estate loans, and deferred origination costs associated with consumer loans.

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

Asset Quality

We categorize our delinquency ratio into three primary loan categories:  consumer loans, real estate loans and commercial business loans.  Prior to 2008 our consumer loan portfolio historically had experienced the highest delinquency rate within our total loan portfolio.  While the multi-family and commercial real estate loans continued to have no delinquencies in 2008, we experienced a significant increase in delinquency in our construction loan portfolio related to the downturn in the economic environment, and in particular the residential construction and housing sector within our local market.  As of December 31, 2008, we had $26.9 million, or 4.0% of total loans 30 days or more delinquent, of which $24.9 million were residential construction and land development loans which represented 30.5% of our $81.6 million construction and land development loan portfolio.  In addition, $1.9 million were 30 days or more delinquent consumer loans which represented 2.2% of our $85.6 million consumer loan portfolio.  We had no one- to four-family loans or multi-family and commercial real estate loans that were 30 days or more delinquent as of December 31, 2008.

We generally assess late fees or penalty charges on delinquent loans of 5% of the monthly payment.  Substantially all fixed- and adjustable-rate mortgage loans are due on the first day of the month; however, the borrower is given a 15-day grace period to make the loan payment.  When a one- to four-family residential loan payment is delinquent beyond the 15 day grace period, we handle the collection of the loan in accordance with the Freddie Mac secondary market established collection procedures.

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

The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2008:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in Thousands)

Real estate:
One- to four-family residential	--	$--	--	$--	--	$--
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate	--	--	--	--	--	--

Real estate construction and land:
One- to four-family residential	--	--	45	24,042	45	24,042
Five or more family residential	--	--	--	--	--	--
Non-residential commercial	--	--	--	--	--	--
Total real estate
construction and land	--	--	45	24,042	45	24,042

Consumer:
Automobile	18	251	11	114	29	365
Home equity	--	--	3	189	3	189
Credit cards	12	83	22	166	34	249
Other	2	18	4	19	6	37
Total consumer	32	352	40	488	72	840

Commercial business	--	--	1	14	1	14

Total	32	$352	86	$24,544	118	$24,896
When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status.  As of December 31, 2008, non-accrual loans and loans 90 days or more past due (referred to as non-performing loans), along with repossessed assets and real estate owned are set forth in the following table.

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

	At December 31,
	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis:		(Dollars in Thousands)
Real estate:
One- to four-family residential	$--	$--	$--	$--	$--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Real estate construction and land:
One- to four-family residential	24,042	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	24,042	--	--	--	--

Consumer:
Automobile	114	202	120	44	95
Home equity	189	109	24	--	55
Credit cards	166	150	40	31	34
Other	19	36	57	39	119
Total consumer	488	497	241	114	303

Commercial business	14	--	--	--	--

Total	$24,544	$497	$241	$114	$303

Total of non-accrual and 90 days past due loans	$24,544	$497	$241	$114	$303
Repossessed assets	38	49	33	27	54
Real estate owned	6,796	--	--	--	--

Total non-performing assets	$31,378	$546	$274	$141	$357

Restructured loans	--	--	--	--	--

Non-accrual and 90 days or more past due
loans as a percentage of loans receivable	3.65%	0.08%	0.04%	0.02%	0.06%

Non-accrual and 90 days or more past due
loans as a percentage of total assets	2.90%	0.06%	0.03%	0.01%	0.04%

Non-performing assets as a percentage of
total assets	3.70%	0.06%	0.03%	0.02%	0.05%

Total loans (1)	$672,281	$637,000	$639,378	$582,894	$502,719

Non-accrued interest (2)	$1,006	$11	$13	$13	$39

Total assets	$847,233	$878,864	$902,697	$870,843	$751,776
___________
(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded on non-accrual loans.

Real Estate Owned and Other Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the estimated fair market value of the property less selling costs.  Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or estimated fair market value.  As of December 31, 2008, we had repossessed vehicles from secured consumer loans of $38,000 and $6.8 million of repossessed real estate properties.  The $6.8 million of real estate owned consisted of 59 single-family lots and three single-family homes in a 128 lot development in Lacey, Washington; 32 single-family lots in a 314 lot development in Orting, Washington; and one single-family lot in Bonney Lake, Washington.

Restructured Loans.  According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring" as specified in SFAS 15.  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider in the normal course of the loan.  We had no restructured loans as of December 31, 2008.

For additional information regarding non-performing assets see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations   Comparison of Financial Condition at December 31, 2008 and 2007 Non-performing Assets" and  Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 5.

Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  When we classify assets as either substandard or doubtful, we may establish a specific loss reserve, or in the case of loans, may allocate a portion of the allowance for loan losses in an amount we deem prudent to address the risk specifically.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses designated by us as special mention.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington State Department of Financial Institutions, which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review, as of December 31, 2008, we had classified $9.9 million of our assets as special mention, $34.0 million as substandard, $10.4 million as doubtful, and none as loss.  There were two loans classified as special mention totaling $3.6 million, one residential land and construction loan, and one commercial business loan.  In addition, in light of the credit concerns with our portfolio of trust preferred CDO securities, we classified $6.3 million of investment grade securities (at fair value) in this portfolio as special mention.  For additional information regarding our trust preferred CDO securities, see "- Investment Activities - Trust Preferred CDO Securities."  All of these special mention assets have performed according to their contractual repayment terms.  Special mention loans and investments are monitored by management on a consistent basis to identify, or help avoid, any further deterioration of credit quality.

There were $22.3 million of substandard loans, comprised of four land development and construction loan relationships totaling $19.0 million and six commercial business relationships totaling $3.3 million. Additionally, there were $4.9 million of substandard investments (at fair value), comprised of seven of our 15 trust preferred CDO securities.  While these securities were rated below investment grade, they were all performing and not considered other-than-temporarily impaired at December 31, 2008.  Additionally, we held $6.8 million in real estate owned and $38,000 in repossessed vehicles that were both classified as substandard.

There were $6.6 million of doubtful loans, comprised of two land development and construction loan relationships totaling $6.2 million, three commercial business relationships totaling $222,000, and $185,000 of consumer loans.  Additionally, there were $3.8 million of doubtful investments (at fair value), comprised of three of our 15 pooled trust preferred CDO securities, for which we recognized other-than-temporary impairment during the year ended December 31, 2008.

Total classified and special mention assets of $54.2 million represented 185.0% of total equity and 6.4% of total assets as of December 31, 2008.  The aggregate amounts of Rainier Pacific Bank=s classified assets at the dates indicated (as determined by Rainier Pacific Bank), were as follows:

At December 31, 2008:
	Loans	Investments (1)	Repossessed Assets	Real Estate Owned	Total
	(In Thousands)
Special Mention	$3,600	$6,265	$--	$--	$9,865
Substandard	22,263	4,864	38	6,796	33,961
Doubtful	6,594	3,766	--	--	10,360
Loss	--	--	--	--	--

Total Classified Assets	$32,457	$14,895	$38	$6,796	$54,186

At December 31, 2007:
	Loans	Investments	Repossessed Assets	Real Estate Owned	Total
	(In Thousands)
Special Mention	$1,653	$--	$--	$--	$1,653
Substandard	573	--	49	--	622
Doubtful	186	--	--	--	186
Loss	--	--	B	--	--

Total Classified Assets	$2,412	$--	$49	$--	$2,461

_____________
(1)	Amounts shown represent the fair value as of December 31, 2008. The amortized cost of Special Mention and Substandard investments as of December 31, 2008 was $50.3 million and $32.3 million, respectively.

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

The specific element of the allowance is created for large loans (e.g., a commercial, construction, or business loan) in accordance with SFAS No. 114, Accounting for Creditors for Impairment of Loans, when management believes that a specific large loan is impaired based on current information and events.  In summary, a specific large loan would be impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As part of the credit monitoring and allowance process, management uses its normal loan review process to identify loans that are to be evaluated for collectibility.  Management=s normal loan review process includes reviewing various reports, analysis, and other information, including the delinquency report, credit risk monitoring report, and individual credit file reviews.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting schedule principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower=s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for certain real estate and commercial business loans by either the present value of expected future cash flows discounted at the loan=s effective interest rate, the loan=s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans may be collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

As of December 31, 2008, impaired loans totaled $28.0 million with a specific allowance for loan losses of $6.4 million.  Of that amount, $6.2 million relates to three single-family residential builder relationships.  There were no impaired loans at December 31, 2007.

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

Market changes, shifts in customer preference, management judgments/projections, or other unforeseen issues make a range more reliable.  Furthermore, a range more appropriately conveys management=s estimate of the level of credit risk in the loan portfolio, and that the allowance is a significant estimate and not a known amount.

The provision for loan losses was $7.0 million for the year ended December 31, 2008, an increase of $6.4 million from $600,000 for the prior year. The allowance for loan losses was $13.3 million, or 1.98% of total loans at December 31, 2008, compared to $8.1 million, or 1.27% of total loans at December 31, 2007.  The 2008 provision reflects an increase in charge-offs, delinquencies, and non-performing loans.  For the years ended December 31, 2006, 2005, and 2004, the provision for loan losses was $600,000, $750,000 and $2.7 million, respectively.  For additional information regarding our provision for loan losses see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended  December 31, 2008 and 2007-Provision for Loan Losses".

Beginning in 2006, management allocated 100% of the allowance for loan losses to individual loan categories.  Management believes this method is most representative of the probable loss estimates by loan category.  The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2008			2007			2006			2005			2004
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:	(Dollars in Thousands)
One- to four-family
residential	$56,325	$53	8.38%	$76,882	$80	12.07%	$81,542	$114	12.76%	$84,903	$128	14.56%	$97,455	$487	19.39%
Five or more family
residential	148,949	650	22.16	149,080	1,042	23.40	163,060	1,203	25.50	158,997	1,376	27.28	126,199	1,370	25.10
Non-residential
commercial	253,801	1,266	37.75	212,901	1,398	33.42	195,854	1,246	30.63	166,242	1,238	28.52	143,297	1,339	28.50
Total real estate	459,075	1,969	68.29	438,863	2,520	68.89	440,456	2,563	68.89	410,142	2,742	70.36	366,951	3,196	72.99

Real estate construction and land:
One- to four-family
residential	71,424	7,358	10.62	73,114	1,892	11.48	75,508	1,978	11.81	53,247	1,599	9.13	15,583	468	3.10
Five or more family
residential	483	13	0.07	1,839	48	0.29	4,180	110	0.65	4,859	146	0.84	--	--	--
Non-residential
commercial	9,953	250	1.48	3,827	99	0.60	--	--	--	2,795	84	0.48	600	18	0.12
Total real estate
construction and land	81,860	7,621	12.17	78,780	2,039	12.37	79,688	2,088	12.46	60,901	1,829	10.45	16,183	486	3.22

Consumer:
Automobile	11,818	383	1.76	20,798	662	3.27	31,888	850	4.99	39,429	1,294	6.77	52,567	1,723	10.46
Home equity	42,442	266	6.31	45,293	292	7.11	42,718	288	6.68	31,948	233	5.48	29,945	216	5.96
Credit cards	23,192	1,259	3.45	23,172	1,440	3.64	23,327	1,554	3.65	22,054	826	3.78	22,447	1,129	4.47
Other	8,132	447	1.21	7,411	448	1.16	8,179	559	1.28	9,196	433	1.58	11,802	608	2.34
Total consumer	85,584	2,355	12.73	96,674	2,842	15.18	106,112	3,251	16.60	102,627	2,786	17.61	116,761	3,676	23.23

Commercial business	45,762	1,384	6.81	22,683	678	3.56	13,122	381	2.05	9,224	234	1.58	2,824	54	0.56

Unallocated	--	--	--	--	--	--	--	--	--	--	1,006	--	--	1,569	--

Total	$672,281	$13,329	100.00%	$637,000	$8,079	100.00%	$639,378	$8,283	100.00%	$582,894	$8,597	100.00%	$502,719	$8,981	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Allowance at beginning of period	$8,079	$8,283	$8,597	$8,981	$8,237
Provision for loan losses	7,000	600	600	750	2,700
Recoveries:
Real estate:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Real estate construction and land:
One- to-four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	--	--	--	--	--

Consumer:
Automobile	105	135	115	210	163
Home equity	--	--	--	--	--
Credit cards	84	66	62	113	89
Other	46	64	43	50	117
Total consumer	235	265	220	373	369

Commercial business	--	--	--	--	--

Total recoveries	235	265	220	373	369

Charge-offs:
Real estate:
One- to four-family residential	--	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate	--	--	--	--	--

Real estate construction and land:
One- to four-family residential	686	--	--	--	--
Five or more family residential	--	--	--	--	--
Non-residential commercial	--	--	--	--	--
Total real estate construction and land	686	--	--	--	--

Consumer:
Automobile	407	432	480	735	974
Home equity	59	--	6	10	22
Credit cards	573	409	468	500	746
Other	201	205	180	262	583
Total consumer	1,240	1,046	1,134	1,507	2,325

Commercial business	59	23	--	--	--

Total charge-offs	1,985	1,069	1,134	1,563	2,325
Net charge-offs	1,750	804	914	1,134	1,956
Balance at end of period	$13,329	$8,079	$8,283	$8,597	$8,981

(table continues on following page)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period (1)	1.98%	1.27%	1.30%	1.47%	1.79%

Net charge-offs as a percentage of average
total loans outstanding during the period(1)	0.27%	0.13%	0.15%	0.22%	0.41%

Allowance for loan losses as a percentage
of non-performing loans at end of period	54.31%	1,625.55%	3,436.93%	7,541.23%	2,964.03%
___________
(1)	Total loans are net of deferred fees and costs, and include loans held for sale.

At December 31, 2008, our loan portfolio of $672.3 million consisted of $459.1 million of real estate loans (68.3%); $85.5 million of consumer loans (12.7%); $81.9 million of real estate construction and land loans (12.2%); and $45.8 million of commercial loans (6.8%).  While the consumer loan portfolio contributes favorably to our net interest margins, it also has accounted for substantially all of our charge-offs prior to 2008, and at December 31, 2008, only represented approximately 17.7% of the allocated allowance.

During 2008, economic conditions worsened significantly, and we experienced a more severe deterioration in the local housing market that reduced home sales by 40% and resulted in other than consumer loan charge-offs.  These economic conditions have continued into 2009.  In addition, the values of real estate collateral supporting many loans may continue to decline. Due to these developments many lending institutions, including us, have experienced declines in the performance of their loans, including loans secured by residential properties.  As a result of these conditions, the overall credit quality of our construction and land development, and to a lesser degree, the overall loan portfolio deteriorated with net charge-offs increasing to $1.8 million, or 0.27% of average loans in 2008 compared to $804,000 or 0.13% of average loans in 2007. Management believes that the increased loan growth in our multi-family and commercial real estate loan portfolios over the past five years and the nature of real estate construction and land loans could result in higher losses in the future than our historical experience.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses accordingly, based on loan growth, portfolio composition, charge-offs, delinquencies, and state and local economic conditions.

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

Investment Activities

General.   Under Washington State law, savings banks are permitted to invest in various types of investments, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, mutual fund shares, debt and equity obligations by creditworthy entities, corporate securities, and obligations of states and their political subdivisions.

Our investment policy is established by the board of directors, and sets the parameters for the purchase, sale, permissible holdings, and monitoring of investments.

The loan and investment committee, consisting of board members, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board and management.  On a monthly basis, management reports to the board the investment holdings with respective market values, and all purchases and sales of investment securities.  The Chief Financial Officer has the primary responsibility for the management of the investment portfolio in accordance with established policies.  Various factors are considered when making investment decisions, including profitability goals, preservation of principal, maintaining sufficient liquidity, balancing asset/liability management needs, and the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to generate revenue and provide liquidity when loan demand is high, to generate earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2008, our investment portfolio, excluding Federal Home Loan Bank stock, had an amortized cost of $120.4 million and consisted principally of trust preferred CDO securities, U.S. Government mortgage-backed securities and municipal bonds.  From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits and other activities.

Trust Preferred CDO Securities.  Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade A-rated mezzanine tranches of trust preferred CDO securities.  The trust preferred CDO securities were issued and are also referred to as Preferred Term Securities Limited ("PreTSL").  The underlying collateral for the PreTSL is pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  The Company holds 15 separate securities, identified as PreTSL IV, and VI through XIX. These securities have a floating rate which adjusts to three-month Libor plus a specified margin every quarter.  At December 31, 2008, all of the trust preferred securities were set to re-price within three months.  These securities can be called in whole by the issuer after five years, and had an expected initial life of 10 years and maximum life of 30 years.  These securities now have an expected life of approximately 24 years.  The Company intends to hold its trust preferred CDO securities until they recover their value or mature.

At September 30, 2008, all of the trust preferred CDO securities were still investment grade rated, were paying as agreed with no shortfall in principal or interest payments, and were determined not to involve other-than-temporary impairment ("OTTI").  During the fourth quarter of 2008, factors outside the Company's control impacted the fair value of these securities and will continue to do so, including but not limited to:  guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, regulatory actions, and prices from distressed sales in inactive markets.  As a result of changes in these and various other factors during the fourth quarter 2008, Moody's Investors Service downgraded 180 tranches of 44 CDO securities, including 10 of the 15 trust preferred CDO securities held by the Company, to "speculative grade."  However, all of the Company's 15 trust preferred CDO securities are still "investment grade" rated by Fitch Ratings with a "rating watch negative" for possible downgrade.  The deteriorating economic, credit, and financial conditions experienced in 2008 has resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

   The Company reviews its investment securities on a quarterly basis for presence of OTTI.  As of December 31, 2008, we reviewed the trust preferred CDO securities for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets ("EITF 99-20") and EITF 99-20-1, Amendment to the Impairment Guidance of EITF Issue No. 99-20.  EITF 99-20-1 was issued January 12, 2009.  According to SFAS 115, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is judged to be OTTI, the cost basis of the individual security shall be written down to fair value and the write-down shall be included in earnings.

To determine the extent of impairment at December 31, 2008, we considered various factors and used a discounted cash flow analysis.  Among the factors considered were: how much fair value has declined below cost; length of time the decline in fair value has existed; financial condition of the underlying issuers; reasons attributable for the decline in value; changes in credit ratings; projected payments on the securities; and changes in laws/regulations affecting the securities.  The cash flow model determined if the present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.  Using the coupon rate as the discount rate, the cash flows on 12 of the 15 trust preferred CDO securities were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls on the 12 securities.  The cash flows assume that all existing defaults and deferrals by the issuers on the underlying trust preferred securities have no recoveries, all projected deferrals by the issuers on the underlying trust preferred securities have a 15% recovery rate, and that 75 basis points of new defaults occur annually with a 15% recovery rate two years after these defaults.  The cash flow analysis supports our assertion that there was no change in the present value of cash flows for 12 of the 15 securities.  We also used a stress analysis on the securities to determine how much in additional deferrals/defaults must occur before the security will experience a change in cash flows.  We determined that the decline in fair value below amortized cost is temporary for these 12 of the 15 securities based on management's assessment of the factors, projected full recoverability of the cash flows, results of stress analysis, and our ability and intent to hold these securities until full recovery or maturity.  We will continue to evaluate our trust preferred CDO securities portfolio for OTTI on a quarterly basis.

The valuation of our trust preferred CDO securities portfolio has decreased substantially as a result of the current credit crisis and lack of liquidity in the financial markets.  Our review indicated that current market prices for these trust preferred CDO securities have been adversely affected by a significant reduction in liquidity, deterioration in the credit quality of underlying issuers of collateral, and the perception that defaults on various securities will increase in the declining economy.  There are limited trades in these securities and we believe the majority of investors in such instruments have decided not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.  Sales occur so infrequently that there are no regular bid and ask prices.  We were informed that recent trades are essentially from distressed sales where the seller must liquidate their position and accept what is offered. As a result of these factors, the current fair value of our trust preferred CDO securities is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and calculations of expected cash flows.

At December 31, 2008, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources, along with internally prepared valuations.  The weighted average range of values for these trust preferred CDO securities as of December 31, 2008 was $0.12 to $0.49 per $1.00 of par value, and reflects the current illiquid and inactive market for these types of securities.  At December 31, 2008, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm.  The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be  representative of the price at which the security could be sold in the current inactive and illiquid market.  The general methodology includes the following:

●	a review of any market activity in the securities or similar securities, and considers the sale price, including distressed sales, as a starting indication of the securities= value;
●	a review of the defaults and deferrals by the underlying issuers for each of the pooled securities;
●	a review of any rating agency research reports and rating indications;
●	a review of the expected cash flows for relative value and to determine if any payments will be missed; and
●	a review of the underlying collateral and credits, and for overlap of issuers.

Based on its analysis, the Company currently believes that a weighted average value of approximately $0.14 per $1.00 of par value is representative of the fair value of the entire $108.0 million (par value) in the trust preferred CDO securities portfolio.

Based upon the results of our impairment testing and determination of fair value, as of December 31, 2008, our trust preferred CDO securities had a fair value of $14.9 million and a par value of $108.0 million at December 31, 2008.  We recognized $21.7 million in pre-tax OTTI charges on three trust preferred CDO securities at the end of the year equal to the difference between the amortized cost and fair value.  These impairment charges reduced the amortized cost of the $25.5 million (par value) of these three securities to a fair value of $3.8 million, or $0.15 for every $1.00 of par value.  We anticipate that, based on expected cash flows of these securities, we will recover some of the impaired amount in the future.  As discussed above, the fair value of the remaining 12 trust preferred CDO securities also reflect a significant discount to cost, however, after management's analysis, these securities were not considered to have OTTI at December 31, 2008.  In the event that any of these 12 trust preferred CDO securities are determined to be OTTI in the future, potentially significant pre-tax OTTI charges will need to be recorded against earnings.  The remaining 12 trust preferred CDO securities had a weighted average fair value estimated by us to be $11.1 million, or approximately $0.13 for every $1.00 of par value, as of December 31, 2008.  At that date, our trust preferred CDO portfolio had a weighted-average coupon rate of 3.91% and a weighted-average-yield of 3.88%.

For additional information regarding our impairment analysis of the trust preferred CDO securities, see the information contained herein under the section captioned "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates-Fair Value-Trust Preferred CDO Securities."

Mortgage-Backed Securities.  Our mortgage-backed securities had a fair value of $23.4 million and a $22.9 million amortized cost at December 31, 2008.  The mortgage-backed securities were comprised of Freddie Mac and Fannie Mae mortgage-backed securities.  At December 31, 2008, the portfolio had a weighted-average coupon rate of 4.78% and an estimated weighted-average-yield of 4.47%.  These securities had an estimated average term to reprice or maturity of 3.6 years and an estimated average life of 3.6 years at December 31, 2008.

Municipal Bonds.  Our tax exempt municipal bond portfolio had a fair value of $10.8 million and a $11.1 million amortized cost at December 31, 2008.  The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.  At December 31, 2008, the portfolio had a weighted-average-coupon rate of 4.02% and a weighted-average-yield of 5.91%.  Our municipal bonds have an estimated weighted average life of 3.0 years.

Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle on our outstanding advances and other requirements, and is expected to remain stable for the foreseeable future.  The redemption of any excess stock we hold is subject to certain time period limitations and at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of our Federal Home Loan Bank of Seattle stock totaled $13.7 million and produced a weighted-average-yield of 1.04% for the year ended December 31, 2008.  The yield on the Federal Home Loan Bank of Seattle stock was historically paid through stock dividends, was subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle=s suspension of dividends on its capital stock from the fourth quarter of 2004 through the third quarter of 2006.  The Federal Home Loan Bank of Seattle resumed the payment of dividends during the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend.  In 2007, the Federal Home Loan Bank of Seattle paid a cumulative $0.60 per share in cash dividends.

In 2008, the Federal Home Loan Bank of Seattle paid a cumulative $0.95 per share in cash dividends.  Based on the Federal Home Loan Bank of Seattle's third-quarter 2008 results, the Federal Home Loan Bank of Seattle announced they would not pay a dividend for the third quarter.  Subsequent to December 31, 2008, the Federal Home Loan Bank of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing its capital stock.  The Federal Home Loan Bank of Seattle is not anticipated to resume dividend payments until their financial results improve.  The Federal Home Loan Bank of Seattle has not indicated when dividend payments may resume.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.  The amortized cost of the available-for-sale investments and mortgage-backed securities is their net book value before the mark-to-market fair value adjustment.  Our investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$--	$--	$--	$--	$--	$--
U.S. Government agencies	--	--	5,750	5,705	5,750	5,565
Corporate securities	--	--	5,076	5,023	5,240	5,077
Trust preferred CDO securities	86,419	14,895	108,956	102,356	111,503	111,312
Mortgage-backed securities:
Freddie Mac	--	--	5,990	5,922	7,370	7,160
Fannie Mae	--	--	10,329	10,161	12,216	11,806
Ginnie Mae	--	--	2,112	2,120	4,231	4,190
Total mortgage-backed securities	--	--	18,431	18,203	23,817	23,156
Total available-for-sale	$86,419	$14,895	$138,213	$131,287	$146,310	$145,110

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$--	$--	$--	$--	$--	$--
U.S. Government agencies	--	--	--	--	--	--
Municipal obligations	11,085	10,791	12,784	12,853	12,780	12,803
Corporate securities	--	--	--	--	--	--
Trust preferred CDO securities	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	10,333	10,517	12,832	12,747	15,612	15,183
Fannie Mae	12,566	12,854	20,139	19,940	24,252	23,595
Ginnie Mae	--	--	1	1	8	8
Total mortgage-backed securities	22,899	23,371	32,972	32,688	39,872	38,786
Total held-to-maturity	$33,984	$34,162	$45,756	$45,541	52,652	$51,589

Total Investment Securities	$120,403	$49,057	$183,969	$176,828	$198,962	$196,699

Federal Home Loan Bank of Seattle stock	13,712	13,712	13,712	13,712	13,712	13,712

Total	$134,115	$62,769	$197,681	$190,540	$212,674	$210,411

The table below sets forth certain information regarding the amortized cost, weighted average yields, and maturities or periods to repricing of our investment and mortgage-backed securities at December 31, 2008.  The Bank's investment in Federal Home Loan Bank of Seattle stock is presented for reference purposes.

	At December 31, 2008 Amount Due or Repricing Within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale:
Investment securities:
U.S. Treasury obligations	$--	--%	$--	--%	$--	--%	$--	--%	$--	--%
U.S. Government agencies	--	--	--	--	--	--	--	--	--	--
Corporate securities	--	--	--	--	--	--	--	--	--	--
Trust preferred CDO securities	86,419	3.88	--	--	--	--	--	--	86,419	3.88
Mortgage-backed securities:
Freddie Mac	--	--	--	--	--	--	--	--	--	--
Fannie Mae	--	--	--	--	--	--	--	--	--	--
Ginnie Mae	--	--	--	--	--	--	--	--	--	--
Total available-for-sale	$86,419	3.88%	$--	--%	$--	--%	$--	--%	$86,419	3.88%

Held-to-maturity:
Investment securities:
U.S. Treasury obligations	$--	--%	$--	--%	$--	--%	$--	--%	$--	--%
U.S. Government agencies	--	--	--	--	--	--	--	--	--	--
Municipal obligations (1)	3,077	4.05	8,008	4.07	--	--	--	--	11,085	4.06
Corporate securities	--	--	--	--	--	--	--	--	--	--
Trust preferred CDO securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities:
Freddie Mac	--	--	8,875	4.42	--	--	--	--	8,875	4.42
Fannie Mae	--	--	14,024	4.50	--	--	--	--	14,024	4.50
Ginnie Mae	--	--	--	--	--	--	--	--	--	--
Total held-to-maturity	$3,077	4.05%	$30,907	4.36%	$--	--%	$--	--%	$33,984	4.33%

Total Investment Securities	$89,496	3.88%	$30,907	4.36%	$--	--%	$--	--%	$120,403	3.99%
Federal Home Loan Bank of Seattle stock	--	--	--	--	--	--	13,712	0.95	13,712	0.95

Total	$89,496	3.88%	$30,907	4.36%	$--	--%	$13,712	0.95%	$134,115	3.72%
____________
(1)	Yields on tax exempt obligations are not computed on a tax equivalent basis.

The following table sets forth certain information with respect to each category of securities which had an aggregate amortized cost value in excess of 10% of our equity at the date indicated.

	At December 31,
	2008
	Amortized	Fair
	Cost	Value
	(In Thousands)
Investment securities:
Trust preferred CDO securities	$86,419	$14,895
Municipal obligations	11,085	10,791
Mortgage-backed securities:
Freddie Mac	10,333	10,517
Fannie Mae	12,566	12,854
Total investment securities	$120,403	$49,057

Federal Home Loan Bank of Seattle stock	$13,712	$13,712

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

Our deposit composition reflects certificates of deposit accounting for 50.6% of the total deposits at December 31, 2008, while interest- and non-interest-bearing checking, savings and money market accounts comprise the balance of total deposits.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

Deposits.  Substantially all of our depositors are residents of Washington State, however, we have supplemented local deposits with certificates of deposit generated nationally by a select number of brokers.  As a result of the Bank=s capital designation falling below "well-capitalized" it is no longer eligible to accept brokered deposits and will not be renewing brokered deposits without prior approval from the FDIC.  At December 31, 2008 we had $87.4 million of brokered deposits, most of which mature within one year.  The repayment of brokered deposits will come primarily from existing liquidity, proceeds from the sale of our VISA portfolio, proceeds from the sale of one- to four-family residential loans, and other cash flows from operations, including growth in retail deposits. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and certificates of deposit with a variety of rates.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At December 31, 2008, we had $164.8 million of jumbo ($100,000 or more) certificates of deposit, which represented 23.8% of total deposits at that date.  This amount includes $87.4 million of certificates of deposit placed through the Bank=s brokered certificate program.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Beginning balance	$461,487	$457,425	$438,030

Net increase (decrease) in deposits before interest credited	43,808	(12,166)	5,175
Interest credited	13,944	16,228	14,220
Net increase in deposits	57,752	4,062	19,395
Ending balance	$519,239	$461,487	$457,425

Time Deposits by Rates.  The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)

0.00 - 0.99%	$--	$--	$--
1.00 - 1.99%	10,021	45	336
2.00 - 2.99%	129,725	10,835	8,877
3.00 - 3.99%	124,964	15,972	15,445
4.00 - 4.99%	2,348	132,980	132,826
5.00 - 5.99%	110	79,118	83,546
6.00 - 6.99%	--	--	--
Total	$267,168	$238,950	$241,030

Time Deposits by Maturities.  The following table sets forth the amount and maturities of time deposits at December 31, 2008.

	Amount Due
	Less Than	1-2	After	After	After
	One Year	Years	2-3 Years	3-4 Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$--	$--	$--	$--	$--	$--
1.00 - 1.99%	10,001	20	--	--	--	10,021
2.00 - 2.99%	129,486	187	26	16	10	129,725
3.00 - 3.99%	110,209	14,650	60	--	45	124,964
4.00 - 4.99%	1,307	1,035	6	--	--	2,348
5.00 - 5.99%	110	--	--	--	--	110
6.00 - 6.99%	--	--	--	--	--	--
Total	$251,113	$15,892	$92	$16	$55	$267,168

The following table sets forth information concerning our time deposits and other deposits at December 31, 2008.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)

0.11%	N/A	Regular savings	$ 29,961	$ 100	5.77%
0.65	N/A	Interest-bearing checking accounts	36,468	Various	7.02
--	N/A	Non-interest-bearing checking accounts	40,331	None	7.77
2.38	N/A	Money market accounts	145,311	2,500	27.99

		Certificates of Deposit

2.94	1-11 months	Fixed-term, fixed-rate	251,113	2,000	48.36
3.69	12-23 months	Fixed-term, fixed-rate	15,891	1,000	3.06
3.34	24-35 months	Fixed-term, fixed-rate	92	2,000	0.02
2.96	36-59 months	Fixed-term, fixed-rate	16	2,000	--
3.41	60-84 months	Fixed-term, fixed rate	56	2,000	0.01
		TOTAL	$519,239		100.00%

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2008.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more and include $87.4 million of brokered certificates of deposit.

Jumbo Certificates
Maturity Period	of Deposits
(In Thousands)

Three months or less	$62,836
Over three through six months	69,320
Over six through twelve months	26,462
Over twelve months	6,161
Total	$164,779

Deposit Composition and Changes.  The following table sets forth the balances of deposits in the various types of accounts offered by us at the dates indicated.

	At December 31,
	2008			2007			2006
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
				(Dollars in Thousands)

Regular savings	$29,961	5.77%	$57	$29,904	6.48%	$(2,231)	$32,135	7.03%
Interest-bearing checking accounts	36,468	7.02	(4,615)	41,083	8.90	(465)	41,548	9.08
Non-interest-bearing checking deposits	40,331	7.77	6,407	33,924	7.35	202	33,722	7.37
Money market accounts	145,311	27.99	27,685	117,626	25.49	8,636	108,990	23.83

Fixed-rate certificates which
mature in the year ending:
Within 1 year	251,113	48.36	12,932	238,181	51.61	(2,165)	240,346	52.54
After 1 year, but within 2 years	15,891	3.06	15,352	539	0.12	--	539	0.12
After 2 years, but within 5 years	164	0.03	(66)	230	0.05	85	145	0.03
Certificates maturing thereafter	--	--	--	--	--	--	--	--

Total	$519,239	100.00%	$57,752	$461,487	100.00%	$4,062	$457,425	100.00%

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

As one of our capital management strategies, we have used borrowed funds from the Federal Home Loan Bank of Seattle to fund the purchase of investment securities and loans in order to increase our net interest income when attractive opportunities exist.  Depending upon the retail banking activity and our available capital, we will consider and undertake leverage strategies within applicable regulatory requirements or restrictions.  We expect that borrowed funds used in connection with our leverage strategies would primarily consist of Federal Home Loan Bank of Seattle advances.  We use intermediate and longer-term borrowings which do not readily reprice and structured advances which may extend duration in different interest rate environments.  See "Asset and Liability Management and Market Risk" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information.

As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different advance programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a collateralized credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances up to an aggregate of 50.0% of Rainier Pacific Bank=s total assets, or $423.6 million if sufficient eligible collateral exists.  At December 31, 2008, eligible collateral totaled $331.7 million, and outstanding advances to Rainier Pacific Bank from the Federal Home Loan Bank of Seattle totaled $291.2 million.  See "Liquidity and Commitments" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information.

The following table sets forth information regarding borrowed funds at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Maximum amount of borrowings outstanding
at any month end	$339,141	$349,172	$373,415

Approximate average borrowings outstanding	$317,285	$339,564	$355,776

Approximate weighted average rate paid on borrowings	4.39%	4.48%	4.22%

	At December 31,
	2008	2007	2006
	(Dollars in Thousands)

Balance outstanding at end of period	$291,217	$320,454	$345,395

Weighted average rate paid on borrowings	4.46%	4.42%	4.38%

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

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  Rainier Pacific Financial Group's total risk-based capital must be at least 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital to be considered adequately capitalized.  At December 31, 2008, Rainier Pacific Financial Group's capital position was in excess of these quantitative requirements with Tier 1 (core) capital to average assets of 7.38%, Tier 1 (core) capital to risk-weighted assets of 7.66%, and total capital to risk-weighted assets of 8.92%.  However, due to the risks associated with the Bank's investment in trust preferred CDO securities and the potential for increased provisions for loan losses, management anticipates that the Federal Reserve will determine that Rainier Pacific Financial Group's capital position is qualitatively deficient and require it to raise additional capital.

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

State Regulation and Supervision.  As a state-chartered savings bank, Rainier Pacific Bank is subject to applicable provisions of Washington State law and regulations of the Washington State Department of Financial Institutions.  State law and regulations govern Rainier Pacific Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  Under state law, savings banks in Washington State also generally have all of the powers that federal savings banks have under federal laws and regulations.  Rainier Pacific Bank is subject to periodic examination and reporting requirements by and of the Washington State Department of Financial Institutions.

Insurance of Accounts and Regulation by the FDIC. Rainier Pacific Bank is a member of the FDIC.  The FDIC insures deposits up to the applicable limits and imposes deposit insurance premiums.  The FDIC is also Rainier Pacific Bank=s principal federal regulator. As such, the FDIC is authorized to conduct examinations of and to require reporting by Rainier Pacific Bank.  The FDIC may prohibit Rainier Pacific Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event Rainier Pacific Bank violates a law, regulation or order, engages in an unsafe or unsound practice, or under certain other circumstances.  The FDIC also has the authority to seize Rainier Pacific Bank or to terminate Rainier Pacific Bank's deposit insurance if it were to determine that Rainier Pacific Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations.  During 2008, institutions were assessed at annual rates ranging from five to 43 basis points, respectively, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures.  The FDIC approved and modified on February 27, 2009, the Deposit Insurance Fund restoration plan first proposed October 16, 2008.  The plan amends the way the FDIC differentiates for risk in the risk based assessment system and revises deposit insurance assessment rates, including increases in base assessment rates. Also on February 27, 2009, the FDIC adopted an interim rule, effective April 1, 2009, imposing a 20 basis point emergency special assessment on the deposits of FDIC insured institutions as of June 30, 2009. The assessment is to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC's line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points.  There can be no assurance whether the proposal will become effective.  The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the deposit insurance fund is estimated to fall to a level that the FDIC's board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be in an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

On December 16, 2008, the FDIC issued a final rule increasing the annual base assessment range from 12 to 50 basis points for the first quarter of 2009. The Deposit Insurance Fund restoration plan starting with the second quarter, 2009 further increases the assessment rates for banks in all risk categories and adjusts premiums for new factors, including use of brokered deposits, and secured liabilities including Federal Home Loan Bank advances. The table below provides the range of new assessments and adjustments in basis points for the four risk categories identified by the FDIC as a result of the adoption of the Deposit Insurance Fund restoration plan.

	Risk	Risk	Risk	Risk
	Category I	Category II	Category III	Category IV

Initial base assessment rate	12 - 16	22	32	45
Unsecured debt adjustment	-5 - 0	-5 - 0	-5 - 0	-5 - 0
Secured liability adjustment	0 - 8	0 - 11	0 - 16	0 - 22.5
Brokered deposit adjustment		0 - 10	0 - 10	0 - 10
Total base assessment rate	7 - 24.0	17 - 43.0	27 - 58.0	40 - 77.5

The FDIC in adoption of the Deposit Insurance Fund restoration plan extended to seven years, the horizon to raise the Deposit Insurance Fund reserve ratio to its required ratio of 1.15% of insured deposits. The ratio as of December 31, 2008, was 0.40%.

FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the semi-annual period ended December 31, 2008, the Financing Corporation assessment equaled 1.1 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of insured deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Rainier Pacific Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Rainier Pacific Bank's deposit insurance.

Capital Requirements. Federally insured savings institutions, such as Rainier Pacific Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital.  Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

The FDIC currently measures a bank's capital using the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio.  In order to be "well capitalized," a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a leverage ratio of at least 5.0%.  In order to be "adequately capitalized," a bank must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a leverage ratio of at least 4.0% (or, a leverage ratio of at least 3.0%, but a composite CAMELS rating of a "1" at the last examination, and not be experiencing or anticipating any significant growth). The FDIC also retains the right to require a depository institution to maintain a higher capital level than described above based on the depository institution's particular risk profile.  At December 31, 2008, Rainier Pacific Bank had a total risk-based capital ratio of 8.83%, a Tier 1 risk-based capital ratio of 7.58%, and a leverage ratio of 7.29%.  Although Rainier Pacific Bank's capital position was in excess of the quantitative requirements of each ratio to be considered "adequately capitalized," due to the risks associated with the Bank's investment in trust preferred CDO securities and the potential for increased provisions for loan losses, management anticipates that the FDIC will determine Rainier Pacific Bank's capital position to be qualitatively deficient and require it to raise additional capital.

The FDIC regulations establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of five categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank=s financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management=s ability to monitor and control financial operating risks.

The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets.  Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.  At December 31, 2008, Rainier Pacific Bank had a net worth, adjusted for intangible assets, of 3.09% of total assets.

The table below sets forth the Bank's capital position relative to the FDIC capital requirements for being "adequately capitalized" at December 31, 2008.  The definitions of the terms used in the table are those provided in the FDIC's capital regulations, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

	At December 31, 2008
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in Thousands)

Tier 1 (leverage) capital	$61,379	7.29%
Tier 1 (leverage) capital requirement	33,662	4.00
Excess	$27,717	3.29%

Tier 1 (core) risk-based capital	$61,379	7.58%
Tier 1 (core) risk-based capital requirement	32,396	4.00%
Excess	$28,983	3.58%

Total risk-based capital	$71,542	8.83%
Total risk-based capital requirement	64,792	8.00
Excess	$6,750	0.83%

(1)
For the Tier 1 (leverage) capital calculations, total average assets were $841.6 million.  For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $809.9 million.

Rainier Pacific Bank's management believes that, under the current regulations, Rainier Pacific Bank will continue to meet the "adequately capitalized" capital requirements in the foreseeable future.  However, events beyond the control of Rainier Pacific Bank, such as other-than-temporary impairments in its investment securities portfolio, or a downturn in the economy in areas where Rainier Pacific Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Rainier Pacific Bank to meet its capital requirements.

Prompt Corrective Action.  The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of Tier 1 (leverage) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, Rainier Pacific Bank was categorized as "adequately capitalized" under the calculation methodology of the prompt corrective action regulations of the FDIC.

Emergency Economic Stabilization Act of 2008 ("EESA").  In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the  TARP Capital Purchase Program ("CPP"), the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  Rainier Pacific Financial Group has not received funds from, nor anticipates participating in, the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase currently expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 ("Stimulus Bill") into law.  The Stimulus Bill is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the Stimulus Bill significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the Stimulus Bill are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder votes.   Further legislation is anticipated to be passed with respect to the economic recovery.  However, the executive compensation limitations contained in the Stimulus Bill will not have an effect on Rainier Pacific  Financial Group, since it elected not to participate in TARP.

In February 2009, the Administration also announced its Financial Stability Plan ("FSP") and Homeowners Affordability and Stability Plan ("HASP"). Many details have yet to be finalized. FSP is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

●
a development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

●
the continuation of the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

●
an expansion of the Federal Reserve's term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA-rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

●	the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of "responsible" homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

These programs are not expected to have any direct impact on Rainier Pacific Financial since it has elected not to participate in TARP and these related programs.  Rainier Pacific Financial will benefit from these programs if they help stabilize the national banking system and aid in the recovery in the housing market.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems;  loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality;  earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must also implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution=s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that Rainier Pacific Bank fails to meet any standard prescribed by the guidelines, it may require Rainier Pacific Bank to submit an acceptable plan to achieve compliance with the standard.  FDIC regulations establish deadlines for the submission and review of safety and soundness compliance plans

Real Estate Lending Standards.  FDIC regulations require Rainier Pacific Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Rainier Pacific Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Rainier Pacific Bank's Board of Directors is required to review and approve Rainier Pacific Bank's standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Rainier Pacific Bank=s records and reported at least quarterly to Rainier Pacific Bank's Board of Directors.  Rainier Pacific Bank is in compliance with the record and reporting requirements.  As of December 31, 2008, Rainier Pacific Bank=s aggregate loans in excess of the supervisory loan-to-value ratios were 44.8% of total capital and Rainier Pacific Bank's loans on commercial, agricultural, multi-family or other non land development and one-to four-family residential properties in excess of  the supervisory loan-to-value ratios were 25.1% of total capital.

Initiatives Prompted by the Subprime Mortgage Crisis.  In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

Guidance on Subprime Mortgage Lending.  On July 10, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve "payment shock" and other risky characteristics.  Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers.  The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower's ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems.  The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages. On September 4, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents.  The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages loan servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower=s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower's total monthly housing-related payments as a percentage of the borrower's gross monthly income, the borrower's other obligations, and any additional tax liabilities that may result from loan modifications.  Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures.  The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Relief for Homeowners. In October 2007, the Treasury helped to facilitate the creation of the HOPE NOW Alliance, a private sector coalition formed to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes.  HOPE NOW is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.  Treasury has worked with other agencies and HOPE NOW to create a stream-lined loan modification program.  In October 2003, HUD implemented Hope for Homeowners, a voluntary FHA program for refinancing affordable home mortgages.

Housing and Economic Recovery Act of 2008. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises.  This act established a new maximum conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit of $417,000 to take effect after December 31, 2008.  The FHA=s maximum conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time.  Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators.  Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship.  The Housing and Economic Recovery Act of 2008 also establishes the

HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers.  The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act.  For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer=s ability to repay.  For a new category of closed-end "higher-priced" mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures are to be provided within three business days following the receipt of an application for a closed-end home loan.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products.  In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals. As a result of the credit crisis and current financial conditions, federal and state legislators and agencies are considering a broad variety of legislative and regulatory proposals covering lending products, loan terms and underwriting standards, risk management practices, superivison and consumer protection.  It is unclear which, if any, of these initiatives will be adopted, what effect they will have on Rainier Pacific Financial Group or Rainier Pacific Bank and whether any of these initiatives will change the competitive landscape in the banking  industry.

Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest.  The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower's ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower's income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices.  The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid.  Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations.  On December 6, 2006, the federal banking agencies issued  guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank=s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or

●
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in the supervisory evaluation of capital adequacy.

On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures.  The FDIC suggested that institutions with significant construction and development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

Temporary Liquidity Guaranty Program.  Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  Rainier Pacific Financial Group did not opt out of these programs.  The TLGP has been amended to allow participants to seek approval of applications to issue guaranteed convertible debt.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2008, Rainier Pacific Bank's  deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Impact of Monetary Policies.  The earnings and growth of Rainier Pacific Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, Rainier Pacific Bank=s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies.  The Federal Reserve Board implements national monetary policies (such as policies seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks, and in a variety of other ways.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Federal Home Loan Bank System.  The Federal Home Loan Bank system consists of 12 regional Federal Home Loan Banks.  Among other benefits, each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the Federal Home Loan Bank system.  Each Federal Home Loan Bank makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual Federal Home Loan Bank.  Rainier Pacific Bank is a member of the Federal Home Loan Bank of Seattle.  Each member of the Federal Home Loan Bank  of Seattle is required to own stock in an amount equal to the greater of (i) a membership stock requirement equal to the greater of $500, or one-half of one percent of the member=s home mortgage loans, as of the most recent calendar year-end, or (ii) an activity based stock requirement (based on percentage of outstanding products and services provided).

Affiliate Transactions.  Rainier Pacific Financial Group and Rainier Pacific Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act.  Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, a bank=s performance under the Community Reinvestment Act must be considered in connection a bank=s application to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Rainier Pacific Bank received a "Satisfactory" rating during its most recent examination.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2008, Rainier Pacific Financial Group had no net operating loss carryovers for federal income tax purposes.

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

Upon review of the charitable contribution carry-forward remaining at December 31, 2008, Rainier Pacific Financial Group has determined that it is more likely than not that it will not be able to fully realize all the benefit of the 2003 and 2004 charitable contributions based upon the nature and timing of the items.  The 2003 benefit cannot be carried forward past December 31, 2008.  In order to fully realize the charitable contribution carry-forward, the Company needed to generate sufficient future taxable income.  As of December 31, 2008, the deferred tax asset relating to the all charitable contributions made by the Company was $1.0 million.  Part of this amount expired in 2008; additionally, management expects that we will not generate sufficient taxable income to utilize the entire net deferred tax asset from the 2004 charitable contribution.  Accordingly, the Company has established a valuation allowance in the amount of $965,000 for the deferred tax asset related these charitable contributions.

The determination of our ability to fully utilize our deferred tax assets requires significant judgement, the use of estimates and the interpretation of complex tax laws.  We believe, based upon available information, that other than the valuation allowance of $965,000 against charitable contributions previously mentioned, we will be able to realize our net deferred tax asset in the normal course of operations.  However, if it is determined that we "more likely than not" would be unable to fully recognize the deferred tax asset, we would be subject to a material adverse charge against our future earnings, shareholders= equity, and regulatory capital.

Washington Taxation

Rainier Pacific Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates.  Interest received on loans secured by mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.  The Washington State Department of Revenue last examined the Bank's compliance with business and occupation taxes in 2008 for years ended 2005, 2006, and 2007.  All adjustments were recorded in 2008.

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

We ranked eighth in terms of deposits with a 4.4% market share of deposits, among the 46 federally-insured depository institutions in Pierce County, our primary market, as of June 30, 2008.  Our key competitors are Columbia Bank, Key Bank, Bank of America, Washington Mutual - Chase, and Wells Fargo Bank.  These competitors control approximately 55.2% of the Pierce County deposit market with deposits of $5.5 billion, out of the $10.0 billion in total deposits in Pierce County as of June 30, 2008.  Aside from these traditional competitors, insurance companies and brokerage firms are increasingly competing for consumer deposit relationships.  In addition, we also compete for deposits with three branch offices in the City of Federal Way, in King County,

Washington. We have $21.0 million in deposits with a 2.5% market share of deposits among the 18 federally-insured depository institutions in Federal Way as of June 30, 2008.

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

Personnel

At December 31, 2008, we had 184 full-time employees and 35 part-time employees.  Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

	Age at
	December 31,	Position
Name	2008	Company	Bank

Edward J. Brooks	53	Chairman of the Board	Chairman of the Board
John A. Hall	47	President and Chief Executive	President and Chief Executive
		Officer	Officer
Victor J. Toy	54	Senior Vice President and	Senior Vice President
		Secretary
Joel G. Edwards (1)	48	Vice President, Chief Financial	Vice President, Chief Financial
		Officer and Treasurer	Officer, Secretary and Treasurer
Carolyn S. Middleton	56		Vice President and Chief Lending
			Officer
Dalen D. Harrison	49		Vice President
Waylin L. McCurley	34		Vice President
Richard D. Pickett	59		Vice President
Sandra K. Steffeney	60		Vice President
David R. Webb	54		Vice President
________
(1)   Mr. Edwards resigned on February 23, 2009, effective as of February 27, 2009.

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

John A. Hall is President and Chief Executive Officer of Rainier Pacific Financial Group and Rainier Pacific Bank.  Mr. Hall joined Rainier Pacific Bank's predecessor in 1991 serving as its Executive Vice President and Chief Financial Officer and became its President and Chief Executive Officer in 1995.  He obtained his Bachelor of Arts in Business Administration from the University of Puget Sound, is a certified pubic accountant (CPA) and a member of the Washington Society of CPAs and the American Institute of CPAs.  After working for the national accounting firm of Ernst & Young, Mr. Hall began his career in the financial services industry in 1987.  His financial institution experience prior to joining Rainier Pacific Bank's predecessor included a controllership and financial reporting position of a $650 million savings bank and also served as corporate audit manager of a $4.6 billion regional bank holding company.  He is a board member of the Economic Development Board for Tacoma-Pierce County, the Tacoma-Pierce County Chamber of Commerce, the Washington Financial League, the Citizen=s Finance and Audit Committee of Tacoma Public Schools, and the Executive Council for a Greater Tacoma. Mr. Hall is a past board member and treasurer of Tacoma Goodwill Industries and the United Way of Pierce County, and served on various citizen committees of the Tacoma School District. He is also the Chairman of the Board of Trustees of the Rainier Pacific Foundation.

Victor J. Toy is Senior Vice President and Corporate Secretary of Rainier Pacific Financial Group and Senior Vice President of Rainier Pacific Bank.  Mr. Toy  joined Rainier Pacific Bank's predecessor in 1991.  Mr. Toy holds a Bachelor of Arts degree in Social Welfare from the University of California at Berkeley and has over 25 years of financial services experience.  Prior to joining Rainier Pacific Bank, he was a principal and partner of a management consulting firm serving financial institutions, and held positions as vice president responsible for marketing, sales, strategic planning and shareholder relations for two separate publicly traded savings banks with assets of $650 million to $750 million located in Washington State.  Mr. Toy's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include strategic planning and development, shareholder relations, and marketing.  Mr. Toy serves as the Treasurer and as Trustee of the Rainier Pacific Foundation.

Joel G. Edwards was Vice President, Chief Financial Officer and Treasurer of Rainier Pacific Financial Group, and Vice President, Chief Financial Officer, Treasurer, and Secretary of Rainier Pacific Bank.  Mr. Edwards joined Rainier Pacific Bank's predecessor  in 1996.  He has 23 years of financial services experience. He holds a Bachelor of Arts degree in Business and Economics and a Masters of Business Administration from Eastern Washington University, is an inactive certified public accountant (CPA), and is a member of the Washington Society of CPAs and the American Institute of CPAs.  Prior to joining Rainier Pacific Bank, Mr. Edwards was the president of the Washington Credit Union Share Guaranty Association.  He also served the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy.  Mr. Edwards's primary areas of responsibility at Rainier Pacific Financial Group and Rainier Pacific Bank include finance and accounting.  Mr. Edwards resigned on February 23, 2009, effective as of the close of business on February 27, 2009.

Carolyn S. Middleton is Vice President and Chief Lending Officer of Rainier Pacific Bank.  Ms. Middleton joined Rainier Pacific Bank's predecessor in 1991.  Ms. Middleton has worked in the lending arena for 34 years specializing in mortgage and consumer lending.  She holds a Certified Credit & Collection Executive designation from the International Credit Association and a Certified Commercial Real Estate Underwriter designation from the Mortgage Banker's Association.  Prior to joining Rainier Pacific Bank, Ms. Middleton was the director of loan services and security officer for the largest credit union in the State of Oregon, and worked in the collection and legal departments of a national consumer products retailer.  Ms. Middleton is an active member of the Washington Community Reinvestment Association and Society of Certified Credit Executives.  Ms. Middleton is also an active member and past president of the Northwest Fraud Investigators Association.  Ms. Middleton's

primary areas of responsibility at Rainier Pacific Bank include credit administration, loan underwriting and servicing, and collections.

Dalen D. Harrison is a Vice President of Rainier Pacific Bank.  Ms. Harrison joined Rainier Pacific Bank's predecessor in 1994.  Ms. Harrison holds a Bachelor of Arts degree in Business Administration from St. Mary's College.  Ms. Harrison has over 27 years of financial services experience.  Prior to joining Rainier Pacific Bank, she held positions as vice president responsible for administration and member services at a $550 million credit union.  Ms. Harrison is active in local chambers of commerce and the Gig Harbor Rotary Club and served on the board of a local not-for-profit organization.  Ms. Harrison's primary areas of responsibility at Rainier Pacific Bank include the sales and service activities of the 14 branch retail network, consumer banking support, and Internet and call center delivery channels.  Ms. Harrison is also a Trustee of the Rainier Pacific Foundation and a Trustee of the Gig Harbor Rotary Foundation.

Waylin L. McCurley is a Vice President of Rainier Pacific Bank.  Mr. McCurley joined Rainier Pacific in 1999, and was promoted to Vice President of Human Resources and Development in 2004.  In 2006, he became Vice President of Corporate Services, and his primary areas of responsibility include Human Resources, Development, Training, Compliance, Security and General Services.  He has over nine years of financial services experience, and holds a Bachelor of Arts degree in Chemistry from New York University (NYU).  Prior to joining Rainier Pacific Bank, Mr. McCurley worked in an executive recruiting firm.  Mr. McCurley is a board member for the United Way of Pierce County and is a Fire Commissioner for the City of Lakewood.

Richard D. Pickett joined Rainier Pacific Bank as a Vice President responsible for the Bank's business banking services in 2004.  Mr. Pickett has 35 years of experience in the financial services industry, concentrated in the business banking field and executive bank management.  Mr. Pickett holds a Bachelor of Arts degree in Business Administration from Washington State University, and graduated with honors from the Pacific Coast Banking School at the University of Washington.  Prior to joining Rainier Pacific Bank, he was employed by Valley Bank in Auburn, Washington, as its President and Chief Executive Officer.  Prior to joining Valley Bank in 1999, Mr. Pickett was employed by Bank of America (and its regional predecessor, Seattle First National Bank) since 1974, as a Commercial Underwriting Team Leader and Credit Administrator.

Sandra K. Steffeney is a Vice President of Rainier Pacific Bank.  Ms. Steffeney joined Rainier Pacific Bank's predecessor in 2000.  Ms. Steffeney has over 35 years of experience in the financial services industry, concentrated in the insurance and investment securities business.  She is a Chartered Life Underwriter (CLU); Certified Financial Planner (CFP); and holds National Association of Securities Dealers (NASD) investment advisor (Series 65), securities principal (Series 24), securities agent (Series 63) and securities representative (Series 7) licenses.  Ms. Steffeney is also a member of several professional associations relative to her certifications and licenses.  Prior to joining Rainier Pacific Bank, she was district manager of an insurance company subsidiary and vice president of a broker-dealer subsidiary of a national financial services holding company.  Ms. Steffeney was also co-owner of a local financial planning practice.  Ms. Steffeney's primary area of responsibility at Rainier Pacific Bank is to manage the operations of Rainier Pacific Insurance Services and Rainier Pacific Financial Services, which are principally engaged in property and casualty insurance and investment services.

David R. Webb is a Vice President of Rainier Pacific Bank.  Mr. Webb joined Rainier Pacific in 2004, and was promoted to Vice President of Information Services in 2006.  He has 30 years of experience in data processing and information services, most of those in the financial services industry.  Prior to joining Rainier Pacific Bank, Mr. Webb worked at Russell Investments for 19 years in positions ranging from programmer-analyst to manager of technical services, where he was responsible for the design, deployment and operations of Russell Investments= global information technology infrastructure and network.  He holds a Bachelor of Science in Psychology from the University of Kentucky.  He is responsible for managing the Bank=s day-to-day operations of information services and for delivering reliable computing resources to internal and external customers.

Item 1A.  Risk Factors.

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to the U.S. Financial Industry

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

●	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

●
The process we use to estimate losses inherent in our loan and investment portfolios requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers and trust preferred securities issuers to repay their debts.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

●	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

●
We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the EESA, which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program, or TARP.  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets."  The EESA includes additional provisions directed at bolstering the economy, including:

●	authority for the Federal Reserve to pay interest on depository institution balances;

●	mortgage loss mitigation and homeowner protection;

●	temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and

●	authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On November 12, 2008, the Treasury Secretary announced that the Treasury was no longer pursuing a broad plan to purchase illiquid mortgage-related assets, but would continue to examine whether targeted forms of asset purchase can play a useful role.

Shortly following the enactment of the EESA, the Treasury announced the creation of a capital purchase program, or CPP, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock from eligible financial institutions that will serve as Tier I capital.  Rainier Pacific Financial Group has not received any funds from, nor anticipates participating in, the CPP.

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others of which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime mortgage lending downturn that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Treasury also recently announced its Financial Stability Plan, to attack the current credit crisis, and its Homeowner Affordability and Stability Plan, which seeks to help up to nine million families restructure or refinance their mortgages to avoid foreclosure.  In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.

Moreover, on October 14, 2008, the Federal Deposit Insurance Corporation announced the establishment of a Temporary Liquidity Guarantee Program, or TLGP, to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by Federal Deposit Insurance Corporation-insured institutions and their holding companies.  Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they did not opt out of the program by December 5, 2008.  Rainier Pacific Bank did not opt out of the program.  Under the program, the Federal Deposit Insurance Corporation will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The actual impact that the EESA and other measures undertaken to alleviate the credit crisis and foster an economic recovery will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Risks Related to our Business

We recorded other-than-temporary impairment charges in our trust preferred CDO securities portfolio, which contributed to a net loss for the year ended December 31, 2008.  If we are required to record additional other-than-temporary impairment charges on our trust preferred CDO securities portfolio, we could experience potentially significant losses, become significantly undercapitalized and adversely affect our continuing operations.

At December 31, 2008, we held $108.0 million (par value)  in 15 separate investment securities holdings of collateralized debt obligations secured by pooled trust preferred securities issued by more than 500 banks and approximately 40 insurance companies geographically dispersed across the United States.  At December 31, 2008 the fair value of these securities was $14.9 million.  We recorded a non-cash other-than- temporary impairment ("OTTI") charge of $21.7 million on three of these investment securities during the quarter ended December 31, 2008, reducing the carrying amount of these three securities on Rainier Pacific Financial Group's balance sheet from $25.5 million to a fair value of $3.8 million.  Under U.S. generally accepted accounting principles, when a security is deemed to be OTTI, it must be written down to its fair value as a charge against net income.  The remaining 12 trust preferred CDO securities held by us were determined to not be OTTI, and their weighted average fair value was estimated by us to be approximately $0.13 for every $1.00 of par value or $11.1 million, as of December 31, 2008.  Rainier Pacific Financial Group has reflected the temporary change in the value of these 12 securities holdings as an unrealized loss of $71.5 million (pre-tax) or $47.2 million net of income tax benefit, as a component of shareholders' equity (i.e., accumulated other comprehensive loss).

We closely monitor these and our other investment securities for changes in credit risk, and intend to hold our trust preferred CDO securities until the market value recovers or they mature.  The valuation of these securities will also continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, specific issuer credit deterioration, deferral and default rates of specific issuer financial institutions, rating agency actions, and the prices at which observable market transactions occur.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine additional holdings of these or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.

We may be required to take a valuation allowance against our deferred tax assets which could adversely affect our results of operations and capital levels.

Our net deferred tax asset totaled $37.6 million at December 31, 2008.  Of that amount, $24.3 million was related to the unrealized losses on 12 of our trust preferred CDO securities, and $7.4 million was related to other-than-temporary impairment charges taken against three of our other trust preferred CDO securities.  The determination of our ability to fully utilize our deferred tax assets requires significant judgement, the use of estimates and the interpretation of complex tax laws.  We believe, based upon available information, that other than a valuation allowance of $965,000 against charitable contributions made in 2003 and 2004, we will be able to realize our net deferred tax asset in the normal course of operations.  However, if it is determined that we "more likely than not" would be unable to fully recognize the deferred tax asset, we would be subject to a material adverse charge against our future earnings, shareholders' equity, and regulatory capital.

We are subject to increased regulatory scrutiny and are subject to certain business limitations.  Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens.

In light of the current challenging operating environment and our recent operating results, we have been working closely with our federal and state banking regulators.  In this regard, the management and the boards of directors of Rainier Pacific Financial Group and the Bank have focused particular attention on the areas of asset quality, capital management, and liquidity, seeking to improve performance in each area in view of current unfavorable economic conditions.

Rainier Pacific Financial Group and the Bank have also been subject to increased regulatory scrutiny.  As part of this scrutiny, the Bank's principal federal regulator, the Federal Deposit Insurance Corporation, has imposed on the Bank the requirements that the Bank provide prior notice to the Federal Deposit Insurance Corporation regarding any additions or changes to directors or senior executive officers, and that the Bank not pay certain kinds of severance and other forms of compensation without regulatory approval.  In addition, the Bank is expected to be subject to higher regulatory assessments and Federal Deposit Insurance Corporation deposit insurance premiums than those prevailing in prior periods.

We are working to address the issues raised by our regulators, many of which are being corrected, but any current or past actions, violations or deficiencies could be the subject of future regulatory enforcement actions taken by the Federal Deposit Insurance Corporation or the Washington State Department of Financial Institutions.  Such enforcement actions could involve penalties or limitations on our business at the Bank or Rainier Pacific Financial Group and negatively affect our ability to implement our business plans and the value of Rainier Pacific Financial Group's common stock.

Weakening economic conditions, particularly in Washington State, have adversely impacted our results of operations and financial condition, and could continue to cause us to incur losses.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, and inflation; all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that continued during 2008 and is expected through 2009.  Further deterioration in economic conditions, in particular within our primary market area in the Pierce County, Thurston County and South King County, are having and may continue to have a material adverse impact on the quality of our loan portfolio and the demand for our products and services.  In particular an economic slowdown in our market area is resulting in many of the following conditions, which could hurt our business materially:

●	an increase in loan delinquencies;

●	an increase in problem assets and foreclosures;

●	a decline in the value of loan collateral, especially real estate, which, in turn has reduced customers' borrowing power and reduced the value of assets and collateral securing our loans; and

●	a decline in the demand for our products and services.

Our real estate construction and land, commercial real estate and multifamily loan portfolios, and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently had difficulty in raising considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.  Such additional capital may be highly dilutive to the interest of the existing common stock shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and dependent on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other economic factors, have resulted in uncertainty in the financial markets in general and a related general economic recession, which continued in 2008.  Many lending institutions have experienced substantial declines in the performance of their loans, including construction and land loans, commercial real estate and multi-family mortgage loans, commercial business loans, and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction/land development, commercial real estate, multifamily, other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We are subject to extensive regulation from numerous governmental agencies, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to extensive federal and state regulation and supervision, primarily through Rainier Pacific Bank. Banking regulations are primarily intended to protect depositors' funds, the federal deposit insurance fund and the banking system as a whole, not shareholders or debt holders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  These changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, violations may still occur. See Item 1., "Business - How We Are Regulated - Regulation and Supervision of Rainier Pacific Bank."

Downturns in the real estate markets in our primary market area have, and are expected to continue to, hurt our business.

Our business activities and credit exposure are primarily concentrated in Pierce County, Thurston County and South King County.  While we do not have any sub-prime loans, our real estate construction and land loan portfolio, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area are probable and will hurt our business.  As of December 31, 2008, substantially all of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

An inadequate allowance for loan losses would reduce our future earnings.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.  Our allowance for loan losses was 1.98% of total loans, and 54.3% of nonperforming loans, at December 31, 2008.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses, or loan charge-offs as required by these regulatory authorities, could have a material adverse effect on our financial condition and results of operations.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2008 we recorded a provision for loan losses of $7.0 million compared to $600,000 for the year ended December 31, 2007.  Net loan charge-offs for the year ended December 31, 2008 and 2007 were $1.8 million and $804,000, respectively, and we are experiencing increasing loan delinquencies.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy.  In addition, slowing sales of homes and lots have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies.  At December 31, 2008 our total non- performing loans had increased to $24.5 million compared to $497,000 at December 31, 2007.  In that regard, our portfolio includes construction and land development loans and commercial and multi-family real estate loans, all of which have a higher risk of loss than residential mortgage loans.   While loans related to our construction and land portfolio represented 12.2% of our gross loan portfolio at December 31, 2008, they represented 98.1% of our nonperforming assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, the current national economic recession has negatively impacted economic conditions in our market areas and we expect to experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Our loan portfolio is concentrated in loans with the potential for a higher risk of loss.

We originate real estate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, consumer loans, and one-to-four family residential mortgage loans primarily within our market area.  Generally, these types of loans, other than the one-to-four family residential mortgage loans, have a higher risk of loss.  We had approximately $616.0 million outstanding in these types of higher risk loans at December 31, 2008.  These loans have greater credit risk than one-to-four family residential real estate loans for a number of reasons, including those described below:

Construction and Land Development Loans.  This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.  At December 31, 2008, we had $81.9 million or 12.2% of gross loans in construction and land development loans.

Our construction and land development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate.  Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher principal amounts and is often concentrated with a small number of builder/developers.  In addition, during the term of a construction and land development loan, no payment from the borrower is generally required since the interest is added to the principal of the loan through an interest reserve.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  Further, as a result of the slowdown in the housing market, we have extended construction loans to permit completion of the project or the borrower additional time to market the underlying collateral. Most of these loans mature within 12 months.  To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our non-performing construction loans may increase.

Commercial and Multi-family Residential Loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  These  balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At December 31, 2008, we had $402.2 million or 59.9% of gross loans in commercial and multifamily mortgage loans.

If we foreclose on a commercial real estate or multi-family loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, as a result of our increasing emphasis on this type of lending, a large portion of our commercial real estate or multi-family loan portfolio can be considered relatively unseasoned and has not been subjected to severe unfavorable economic conditions.  As a result we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience of none, which could adversely affect our future performance.  Further, commercial real estate and multi-family loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate and multi-family loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Consumer Loans.  Consumer loans (such as automobile loans) are often collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At December 31, 2008, we had $85.6 million or 12.7% of gross loans in consumer loans, including home equity loans and lines of credit.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities, or the terms of which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, financial difficulties in the Federal Home Loan Bank system, and the continued deterioration in credit markets.

The Bank is authorized to borrow up to 50% of assets on the line of credit it maintains with the Federal Home Loan Bank of Seattle, subject to the amount of qualifying collateral it holds.  At December 31, 2008, we held

$331.7 million in qualifying collateral with the Federal Home Loan Bank of Seattle and had borrowed $291.2 million on our line of credit compared to $320.5 million at December 31, 2007.  The borrowing capacity available from the Federal Home Loan Bank of Seattle at December 31, 2008 was $40.5 million.  At December 31, 2008, we held $87.4 million in brokered certificates of deposits compared to $60.9 million at December 31, 2007.  We use brokered certificates of deposit to supplement our regular deposit gathering activities.  Recently, regulatory agencies have expressed concerns about the level of brokered deposits that some banks hold and their reliance on those deposits.  Furthermore, due to the Bank falling below the "well-capitalized" regulatory threshold at December 31, 2008, we are no longer eligible to accept or renew brokered deposits without pre approval from the FDIC.  If our funding needs were greater than the remaining $40.5 million available on our lines of credit, we would have to raise retail deposits or sell assets to provide additional liquidity.  If the Bank had to quickly raise deposits (subject to limitations imposed by our regulatory agencies) or sell assets, we may have to pay above market rates to raise those deposits or sell assets at a loss, both of which would adversely affect our financial condition and results of operations, perhaps materially.

If external deposits or borrowings were not available, this could adversely impact our growth and prospects.

We rely on retail and brokered deposits, advances from the Federal Home Loan Bank and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the Federal Home Loan Bank or market conditions were to change.  Although we consider such sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of funding in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

Our assessment for federal deposit insurance from the Federal Deposit Insurance Corporation for the year ended December 31, 2008 was $300,000 at an assessment rate of seven basis points for deposits.  Assessments for federal deposit insurance are expected to increase significantly for 2009 as the Federal Deposit Insurance Corporation implements its Deposit Insurance Fund restoration plan that it adopted on February 27, 2009 by interim rule.  The restoration plan increases the base assessment rates for banks of all risk categories, adjusts premiums for new risk factors, and imposes an emergency special assessment of 20 basis points payable on September 30, 2009 based on deposits as of June 30, 2009.  Based on our deposits as of December 31, 2008 of $519.2 million our estimated assessment cost would be approximately $1.0 million.  Although there is a proposal under discussion under which the FDIC would reduce the special assessment to 10 basis points, there can be no assurance whether the proposal will become effective.  Accordingly, we expect our base assessment to significantly increase in 2009 as compared to 2008.  The interim rule would also permit the Federal Deposit Insurance Corporation to impose an additional emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk.  Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

Recently, interest rates dropped quickly and significantly.  Since September 18, 2007, the U.S. Federal Reserve decreased its target for federal funds rate from 5.25% to 0.25%, for a total decrease of 500 basis points.  Sudden significant decreases in these short-term market interest rates negatively impact our net interest margins as our assets tend to reprice faster than our liabilities in the short-term.  However, sudden and significant increases in short-term market rates can also adversely affect our net interest margins and the value of our assets.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. At December 31, 2008, we had $275.1 million in loans due after one year with fixed rates of interest, representing 40.9% of our total loan portfolio and 32.5% of our total assets.  Our most recent "rate shock" analysis  indicates that our net portfolio value would be more adversely affected by a decrease in interest rates than by anincrease.   See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations   Asset and Liability Management and Market Risk."

We could face an assessment to guarantee public funds in Washington State.

We accept state and local fund deposits from public treasurers in Washington State as a Qualified Public Depositary under the State's Public Deposit Protection Act administered by the Public Deposit Protection Commission or the Commission. As of December 31, 2008 we held $3.5 million in public funds. Washington law requires qualified banks and thrifts to pledge eligible collateral into a collateral pool administered by the Commission to mutually guarantee with other members of the pool against a loss of funds suffered by a public treasurer as a result of a failure by a member of the pool. We meet the minimum standards under the law and are only required to pledge collateral at least equal to 10% of the public deposits we hold. The Commission has the authority to require up to 100% collateral for banks not meeting minimum standards. Our maximum liability should any member(s) of the collateral pool default on their uninsured public funds is limited to 10% of public funds we hold.  Assessments for loss are based on a pro rata share of public funds held.  Our estimated share of total public funds on December 31, 2008 was approximately 0.04%.

The "Thrift Collateral Pool," which we are a member, has never had an assessment for a loss of uninsured public deposits by any member of the pool. The "Bank Collateral Pool" had its first ever assessment in the first quarter of 2009. Legislation is actively being considered to require all public depositaries to pledge 100% eligible collateral against public funds held on deposit. Should this legislation become law, each public depositary would be individually responsible for the protection of uninsured public funds they hold. The legislation would also merge the Thrift and Bank Collateral pools.

We could see declines in our uninsured deposits which would reduce the funds we have available for lending and other funding purposes.

The Federal Deposit Insurance Corporation in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including Rainier Pacific Bank.  These increases of coverage, with the exception of IRA and certain retirement accounts are set to expire at the end of 2009.  Congress is considering the extension of the deposit insurance increases.  With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage.  We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

Our ability to foreclose on single family home loans may be restricted.

New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures.  Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower's payments.  Property owners would be allowed to keep their property while working out their debts.  This legislation may restrict our collection efforts on one-to-four family loans.  Separately, the administration has announced a voluntary program under the TARP law which provides for government subsidies for reducing a borrower's interest rate, which a lender would have to match with its own money.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive.  Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us.  Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets.  These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility.  Our competitors may be able to offer more services, more favorable pricing or greater customer convenience than we do.  In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers.  As consolidation continues among large banks, we expect additional institutions to try to exploit our market.  Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers.  If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry.  In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are exposed to a failure or breach of our technology.

As a financial services company, we are heavily dependent on our core processing system and computer networks to conduct our business.   The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations.   To this end, we have a project underway to replace essentially all of our core banking systems schedule for implementation in August 2009.  It is possible that we may not be able to effectively implement these new technology systems, or related products and services, or be successful in marketing these products and services to our customers.  Although we have policies and procedures designed to prevent or limit the effect of such a failure, interruption or security breach of our information systems, failures, interruptions or security breaches may still occur, and if they do occur, they may not be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse affect on our financial condition and results of operations.  We rely on third-party service providers for much of our core processing, communications, information, operating and financial control systems technology.  If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources for these services. We may not be able to negotiate terms that are as favorable to us, or obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all.  Any of these circumstances could have an adverse affect on our business.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Item 1B.  Unresolved Staff Comments

Not applicable.  Rainier Pacific Financial Group has not received any written comments from the SEC regarding its periodic or current reports under the Exchange Act that are unresolved.

Item 2.  Properties

At December 31, 2008, we had 14 full service branch offices, all of which we own except for our Gig Harbor North branch, our Proctor branch, and our 320th Street branch in the City of Federal Way.  On December 6, 2004, we moved to our new administrative offices located in the central business district of downtown Tacoma, Washington.  The new corporate office building was completed in December 2004 and contains approximately 60,000 square feet of mixed-use office and retail space, with the Bank occupying approximately 60% of the space for administrative offices and our downtown branch, with the remaining 40% leased to other unaffiliated organizations.  See Notes 6 and 11 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $31.7 million at December 31, 2008.  The net book value of the data processing and computer equipment utilized by us at December 31, 2008 was approximately $775,000.

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
________________
*           Drive-up ATM available.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2008, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC's Global Market, under the symbol "RPFG."  As of December 31, 2008, there were 6,295,298 shares of common stock issued and we had approximately 1,100 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

Dividend payments by Rainier Pacific Financial Group depend primarily on dividends it receives from Rainier Pacific Bank.  Under state regulations, the dollar amount of dividends Rainier Pacific Bank may pay depends upon its capital position and recent net income.  Generally, if Rainier Pacific Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations.  However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Under Washington law, Rainier Pacific Financial Group is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if Rainier Pacific Financial Group's total liabilities would exceed its total assets.  For additional information, see Item 1, "Business - How We Are Regulated - Regulation and Supervision of Rainier Pacific Financial Group - Dividends."

The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the years ended December 31, 2008 and 2007.  The Company began trading on The Nasdaq Stock Market LLC on October 21, 2003.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2008

January 1 - March 31	$15.13	$11.80	$0.07
April 1 - June 30	13.98	9.55	0.07
July 1 - September 30	9.23	4.40	0.07
October 1 - December 31	5.00	1.14	0.07

Fiscal 2007

January 1 - March 31	$23.43	$19.41	$0.065
April 1 - June 30	22.54	16.75	0.065
July 1 - September 30	17.39	14.95	0.065
October 1 - December 31	17.19	14.46	0.065

Stock Purchases

On May 17, 2004, the Company announced a plan to repurchase 4%, or 337,714 shares, of Rainier Pacific Financial Group's common stock to fund the 2004 Management Recognition Plan, which was completed on June 22, 2004 with the purchase of these shares at an average price of $16.21 per share.  On July 21, 2004, we announced our first general stock repurchase program to purchase 390,701 shares, which  was completed on October 15, 2004 with the purchase of these shares at an average price of $17.04.  During the remainder of the year ended December 31, 2004, we completed one additional stock repurchase program.  For the year ended December 31, 2005, we completed two additional stock repurchase programs.  We completed one additional stock repurchase program during the year ended December 31, 2006.  As of December 31, 2008, we had purchased a total of 2,418,282 of

Rainier Pacific Financial Group shares at an average price of $16.68 per share, which represents 28.6% of the 8,442,840 shares that were issued when Rainier Pacific Financial Group went public in October 2003.  At December 31, 2008, we had a remaining authorization to purchase 308 shares under our February 22, 2006 repurchase plan that we allowed to expire on February 21, 2009.  Due to our current capital levels, we do not anticipate conducting any stock repurchases in 2009.

The following table sets forth our purchases of Rainier Pacific Financial Group outstanding common stock during the fourth quarter of the year ended December 31, 2008.

			Total Number
			of Shares	Maximum
			Purchased as	Number
	Total		Part of	of Shares that
	Number of	Average	Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plans

October 1 - October 31	12,274	3.32	12,274	35,766
November 1 - November 30	35,458	4.04	35,458	308
December 1 - December 31	--	--	--	308
Total	47,732	3.85	47,732

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company=s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in the Company=s Common Stock and each index was $100 on December 31, 2003, and is the base amount used in the graph.  The closing price of the Company=s Common Stock on December 31, 2004, 2005, 2006, 2007 and 2008, was $17.90, $16.01, $19.83, $14.81 and $1.40, respectively.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Rainier Pacific Financial Group, Inc.	100.00	89.44	110.78	82.74	7.82
Russell 2000 Index	100.00	103.32	120.89	117.57	76.65
Nasdaq Bank Index	100.00	95.67	106.20	82.76	62.96
SNL Thrift Index	100.00	100.68	113.93	65.90	40.72

 *Source: Bloomberg, SNL Services

Item 6.    Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated.  Certain reclassifications have been made to prior periods' consolidated financial statements and/or schedules to conform to the current periods' presentation.  The consolidated data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes contained in Item 8 herein.

	At December 31,
FINANCIAL CONDITION	2008	2007	2006	2005	2004
DATA:	(In Thousands)

Total assets	$847,233	$878,864	$902,697	$870,843	$751,776
Investment securities	25,980	125,868	134,734	147,735	84,043
Mortgage-backed securities	22,899	51,175	63,028	77,974	106,933
Loans, net	658,952	628,921	631,095	574,297	493,738
Deposits	519,239	461,487	457,425	438,030	344,916
Borrowed funds	291,217	320,454	345,395	340,240	295,722
Total shareholders' equity	29,294	86,820	87,830	84,710	98,806

	Year Ended December 31,
OPERATING DATA:	2008	2007	2006	2005	2004
	(In Thousands)

Interest income	$51,506	$57,743	$54,224	$43,149	$40,055
Interest expense	26,179	31,444	29,240	18,737	11,775
Net interest income	25,327	26,299	24,984	24,412	28,280

Provision for loan losses	7,000	600	600	750	2,700

Net interest income after
provision for loan losses	18,327	25,699	24,384	23,662	25,580

Non-interest income (loss)	(11,096)	9,626	8,880	7,326	8,160
Non-interest expense	28,817	29,013	28,710	26,906	28,903

Income (loss) before provision (benefit)
for federal income tax	(21,586)	6,312	4,554	4,082	4,837
Provision for federal income tax
expense (benefit)	(6,971)	2,458	1,769	1,535	1,365

Net income (loss)	$(14,615)	$3,854	$2,785	$2,547	$3,472

	At December 31,
OTHER DATA:	2008	2007	2006	2005	2004

Number of:
Real estate and construction loans outstanding	986	1,186	1,167	1,232	1,197
Consumer loans outstanding	16,693	18,706	20,853	21,536	23,050
Commercial business loans
outstanding	146	104	66	25	12
Deposit accounts	42,096	40,779	41,874	43,656	44,009
Full-service offices	14	14	14	13	12

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2008	2007	2006	2005	2004

Performance Ratios:
Return on assets (1)	(1.69)%	0.43%	0.33%	0.34%	0.49%
Return on equity (2)	(20.36)	4.32	3.45	3.04	3.33
Average equity-to-assets ratio (3)	8.30	9.93	9.55	11.23	14.82
Tangible common equity-to-assets
ratio (4)	3.09	9.48	9.36	9.70	13.14
Total equity-to-assets ratio (5)	3.46	9.88	9.73	9.73	13.14
Interest rate spread (6)	2.87	2.69	2.58	2.97	3.76
Net interest margin (7)	3.14	3.09	2.94	3.29	4.08
Average interest-earning assets to
average interest-bearing liabilities	108.35	110.93	110.25	112.60	118.92
Efficiency ratio (8)	80.19	80.76	84.78	84.78	79.32
Non-interest expenses as a
percent of average total assets	3.33	3.30	3.19	3.41	3.93

Capital Ratios:
Tier 1 leverage	7.38	9.80	9.30	9.93	13.02
Tier 1 risk-based	7.66	11.78	11.72	12.80	18.67
Total risk-based	8.92	12.88	12.89	14.05	19.93

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans (9)	3.65	0.08	0.04	0.02	0.06
Non-performing assets as a
percent of total assets	3.70	0.06	0.03	0.02	0.05
Allowance for losses as a percent
of total loans (9)	1.98	1.27	1.30	1.47	1.79
Allowance for losses as a percent
of non-performing loans	54.31	1,625.55	3,436.93	7,541.23	2,964.03
Net charge-offs to average
outstanding loans (9)	0.27	0.13	0.15	0.22	0.41

(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.

(footnotes continued on following page)

(3)	Average equity divided by average total assets.
(4)	Tangible common equity divided by total assets.
(5)	Total equity divided by total assets.
(6)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(7)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(8)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, exclusive of the $21.7 million in impairment charges on securities.
(9)	Total loans are net of deferred fees and costs, and include loans held for sale.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our results of operations depend primarily on revenue generated as a result of our net interest income and non-interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowed funds).  Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, real estate lease income, and investment and insurance commissions.  Our results of operations are also affected by our provisions for loan losses and non-interest expenses.  Non-interest expenses consist primarily of compensation and benefits, occupancy, office operations and supplies, equipment, data processing, marketing, and, when applicable, deposit insurance premiums.  Our results of operations are also affected significantly by general and local economic and competitive conditions, changes in market interest rates, changes in the fair value and impairment of investments securities, governmental policies and actions of regulatory authorities.

Business Strategy

As a financial service provider, we serve more than 25,000 households in our primary market area of Tacoma-Pierce County and the neighboring City of Federal Way in Washington State.  We principally focus on growing and expanding customer relationships in this geographical market area and provide our services primarily through 14 full-service retail locations, 20 automated teller machines, and our Call Center.  In addition, we offer customers 24-hour access through our internet banking services and automated voice response telephone banking system.  Our strategy of delivering services through the combined availability of branches, the internet, and our call center provides customers with personalized options on how they want to access our services.

Our traditional banking services consist of attracting retail checking, money market, and certificates of deposit from the general public and businesses; which we invest primarily in commercial real estate loans, multi-family real estate loans, real estate construction and land loans, one- to four-family real estate loans, a variety of consumer loans (e.g., credit cards, home equity, automobile), and commercial business loans.  We are a member of the Federal Home Loan Bank of Seattle and use borrowed funds and brokered deposits as a funding source to supplement customer deposits for funding loans and investments and to assist us in managing liquidity and our interest rate risk.

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

We plan to continue growing our market share of local insured deposits and reduce our reliance on the use of brokered deposits over the next several years.  In the current operating environment, we anticipate moderating the growth of the loan portfolio by de-emphasizing real estate and land construction, auto, and unsecured consumer loan originations and implementing more stringent underwriting criteria for commercial, multi-family, and commercial business loans.  We are also evaluating various strategic options and are seeking the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives.  While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, we cannot assure you that in the current financial environment these efforts will be successful and will result in sufficient capital preservation or infusion prior to any actions that the Company=s and the Bank=s regulators may take.

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

Our operating strategy is focused on continuing to build the value of our Company by profitably offering a broad array of financial products and services to residents and businesses located in our primary geographical market area of operation.  We plan to grow existing retail customer relationships, by gaining an increased proportion of their deposit, investment, and insurance services, and increasing small business banking relationships that offer the greatest potential for future profits.

We have established strategic objectives that guide our actions.  Our primary strategic objectives are: (1) being a full-service financial solutions provider delivering a high degree of value to our customers and community; and (2) actively managing Rainier Pacific Financial Group to produce a financially stable organization that grows its market value over time.

Critical Accounting Estimates

Allowance for loan losses.  Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio.  Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, underwriting practices, collateral values and economic conditions.  The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

Our methodology for assessing the appropriateness of the allowance consists of two key elements: a formula element and a specific element.

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

We determine the specific element through the evaluation of specific commercial real estate and commercial business loans on an individual basis once a loan is deemed impaired.  A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.  Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent.  The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated portion of the allowance for loan losses.  Any portion of an impaired loan classified as loss under regulatory guidelines is to be charged off.

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

We reviewed and evaluated the loan portfolio and the adequacy of the allowance at December 31, 2008 and believe that the allowance is adequate for the risk inherent in the loan portfolio considering the current economic environment.  In 2008, the total loan portfolio, including loans held-for-sale, increased 5.5% to $672.3 million at December 31, 2008 from $637.0 million at December 31, 2007.  The recent weakness in one- to four-family home sales, slowdown in the economic environment, and portfolio growth during the last few years in our real estate construction and land, multi-family, and commercial real estate loans has increased our exposure to loan losses.  In September 2002, the Bank started making one- to four-family real estate construction and land loans.  As of December 31, 2008, real estate construction and land loans were 12.2% of the loan portfolio and totaled $81.9 million, an increase of $3.1 million, or 3.9%, from $78.8 million in fiscal 2007.  This was, however, $65.7 million higher compared to $16.2 million for the year ended December 31, 2004.  In addition, the loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans.  At December 31, 2008, the multi-family and commercial real estate portfolios totaled $402.8 million, up from $362.0 million, $358.9 million and $325.2 million at December 31, 2007, 2006 and 2005, respectively.  In the December 31, 2008 allowance for loan loss review, we determined that the allowance was adequate at 1.98% of total loans, or $13.3 million compared to 1.27% of total loans or $8.1 million at December 31, 2007.  The increase in the allowance was primarily a result of the deteriorating financial and economic markets, weakness in housing markets, financial stress being experienced by home builders/developers and higher losses in the loan portfolio, especially from one- to four-family real estate construction and land loans.

The Bank recorded net charge-offs of $1.8 million, $804,000, $914,000, $1.1 million and $2.0 million during the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.  Consumer loans (including home equity) totaled $85.6 million, $96.7 million, $106.1 million, $102.6 million and $116.8 million or 12.7%, 15.2%, 16.6%, 17.6% and 23.2% of the loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.  Consumer loans, including home equity loans, have historically accounted for essentially all of the Bank's charge-offs.  In 2008, the Bank recorded net charge-offs of $978,000 in consumer loans, $686,000 in one- to four-family residential construction loans, and $59,000 in commercial business loans.

The provision for loan losses has fluctuated based upon the growth of the loan portfolio, the changing characteristics and composition of the portfolio, the level of charge-offs, and the economic environment.  The provision for loan losses was $7.0 million, $600,000, $600,000, $750,000 and $2.7 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.  The substantial increase in the provision for loan losses was due to deterioration in the credit quality of our one- to four-family construction and land development loans.  The weakness in the local housing market has placed substantial stress on our local builders/developers which has reduced the quality of our construction and land loan portfolio.

Fair Value - Trust Preferred CDO Securities.  Effective January 1, 2008, the Company began determining the fair market value of our financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements ("SFAS 157"), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 describes three levels of inputs that can be used:

●
Level 1 - Quoted prices in active markets for identical assets or liabilities; including items such as U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.

●
Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  This category generally includes items such as certain U.S. Government and agency securities; certain CDO securities; and corporate debt securities.

●
Level 3 - Observable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain CDO securities and certain private equity investments.

 We carry our available-for-sale ("AFS") securities at fair value and perform recurring valuations on our AFS securities.  We use observable inputs (i.e., Level 2 inputs under SFAS 157) to value our agency mortgage-backed securities, if any, and use unobservable inputs (i.e., Level 3 inputs under SFAS 157) to value our trust preferred CDO securities.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management's internal assumptions should be considered in measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered in assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company's adoption of FSP 157-3 impacted how the trust preferred CDO securities shown on the statement of financial condition were valued at September 30, 2008 and December 31, 2008.

The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157 and FSP 157-3 as of December 31, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Available-for-sale securities	$-	$-	$14,895	$14,895

We believe that the estimate of fair value of our trust preferred securities is a "critical accounting estimate" because (1) it is highly susceptible to change from period to period as a result of the volatile financial markets and because it requires the Company to make significant assumptions about the fair value of a substantial asset; and (2) the impact of a large decline in the fair value of this asset can and has resulted in a significant decline in earnings, shareholders' equity, and regulatory capital which will adversely affect the Company going forward.

Between December 16, 2002 and January 12, 2006, the Company invested in 15 separate holdings of investment grade A-rated mezzanine tranches of trust preferred CDO securities.  The securities were issued and are referred to as Preferred Term Securities Limited ("PreTSL").  The underlying collateral for the PreTSL is pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  The Company holds PreTSL IV, and VI through XIX.

Prior to September 30, 2008, the Company determined the fair value of the trust preferred CDO securities using a valuation technique based on Level 3 inputs that did not require adjustment.  The Level 3 inputs included estimates of the market value for each security provided through our investment accounting service provider and were verified through another broker when significant changes occurred.

Beginning September 30, 2008, the Company determined based on market activity that the market for the trust preferred CDO securities that the Company holds and for similar collateralized debt obligation securities (such as higher-rated tranches within the same collateralized debt obligation security) were inactive.  That determination was made considering that there are few observable transactions for the trust preferred CDO securities or similar collateralized debt obligation  securities and the observable prices for those transactions have varied substantially over time.  Consequently, the Company has considered those observable inputs, and has determined our trust preferred CDO securities should remain classified within Level 3 of the fair value hierarchy.

At September 30, 2008, the Company used an income approach valuation technique (using discounted cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimized the use of unobservable inputs which was considered more representative of fair value then relying on the estimation of market value technique used prior to September 30, 2008, which had few observable inputs and relied primarily on data in an inactive market.  The Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine fair value at September 30, 2008.

At December 31, 2008, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources, along with internally prepared valuations.  The range of values for the trust preferred CDO securities as of December 31, 2008 was $0.12 to $0.49 per $1.00 of par value, and reflect the current illiquid and inactive market for these types of securities.  Based on its analysis, the Company currently believes that a weighted average price of approximately $0.14 per $1.00 of par value is representative of the fair value of the entire $108.0 million (par value) in the trust preferred CDO securities portfolio.

At December 31, 2008, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm.  The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be representative of the price at which the security could be sold in the current inactive and illiquid market.  The general methodology includes the following:

●	a review of any market activity in the securities or similar securities, and considers the sale price, including distressed sales, as a starting indication of the securities' value;
●	a review of the defaults and deferrals by the underlying issuers for each of the securities;
●	a review of any rating agency research reports and rating indications;
●	a review of the expected cash flows for relative value and to determine if any payments will be missed; and
●	a review of the underlying collateral and credits, and for overlap of issuers.

The Company has reflected the change in value of 12 trust preferred CDO securities as an unrealized loss of $71.5 million (pre-tax), or $47.2 million net of income tax benefit, as a component of shareholders' equity (i.e., accumulated other comprehensive loss) and recorded a $21.7 million in impairment charges (pre-tax), or $14.1 million net of income tax benefit on the three trust preferred CDO securities considered to involve OTTI.

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred securities) (dollars in thousands):

Securities Available-for- Sale (Level 3)

Beginning Balance at December 31, 2007	$--
Transfers into Level 3	102,356
Total realized and unrealized gains (losses)	(86,818)
Purchases	--

Paydowns and maturities	(643)
Ending Balance at December 31, 2008	$14,895

The amount of total gains (losses) for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2008	$21,706

Fair Value Loans.  The Company does not record impaired loans at fair value on a recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of December 31, 2008, management evaluated $28.0 million of impaired loans, which consisted of $24.8 million in construction loans and $3.2 million in commercial business loans.  The $21.6 million fair market value of impaired loans reported in the table below represents the $28.0 million in impaired loan balances, net of a $6.4 million specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of collateral.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by SFAS 157 as of December 31, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$-	$-	$21,551	$21,551
Real estate owned	-	-	6,796	6,796
Total	$-	$-	$28,347	$28,347

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

Investments.  The Company classifies its investments as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at their fair value, which is generally determined by obtaining quoted market prices for securities in active markets and by using an income valuation technique (using discounted cash flows and present value techniques) or market prices for our trust preferred securities which are in an inactive market.  Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings.  Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.  The fair value of financial instruments is discussed in more detail in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Accrued Taxes and Deferred Tax Asset.  The Company estimates tax expense based on the amount it expects to owe various taxing authorities.  Taxes are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this report.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws.  If it is determined that we, "more likely than not", would be unable to fully recognize any deferred tax assets, we would be required to write them down to the net realizable value, which would have a material adverse affect on our future earnings, shareholders' equity, and regulatory capital.

Comparison of Financial Condition at December 31, 2008 and 2007

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Total assets	$847,233	$878,864	$(31,631)	(3.6)%
Investment securities (1)	48,879	177,043	(128,164)	(72.4)
Interest-bearing deposits with banks	29,425	90	29,335	32,594.4
Loans, net	658,952	628,921	30,031	4.8
Deposits	519,239	461,487	57,752	12.5
Borrowed funds	291,217	320,454	(29,237)	(9.1)
Total shareholders' equity	29,294	86,820	(57,526)	(66.3)
__________
(1)           Includes mortgage-backed securities.

Total assets decreased by $31.6 million, or 3.6%, to $847.2 million at December 31, 2008 from $878.9 million at December 31, 2007. This decrease reflects a $128.2 million decline in our investment securities portfolio, partially offset by a $30.0 million increase in our loan portfolio and a $29.3 million increase in interest-bearing deposits with banks. The decline in the investment portfolio was the result of a pre-tax market value decline in our available-for-sale ("AFS") portfolio, as well as investment sales and principal pay-downs, primarily in our mortgage-backed securities portfolio.  The primary reason for the increased loan portfolio was originations of non-residential commercial real estate and commercial business loans.  The increase in interest-bearing deposits with banks was the result of our decision to retain higher liquidity during the current volatile market conditions and the reclassification of our balances with the Federal Reserve from non-interest to interest-bearing as they now pay interest on deposited funds.  Our customer deposits increased $57.8 million to $519.2 million from $461.5 million, resulting primarily from increases in money market accounts and certificates of deposit.  Shareholders' equity decreased $57.5 million to $29.3 million at December 31, 2008 from $86.8 million at December 31, 2007, primarily due to the after-tax market value decline of our trust preferred CDO securities and the 2008 net loss of $14.6 million.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2008		2007		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One- to four-family residential	$56,325	8.4%	$76,882	12.1%	$(20,557)	(26.7)%
Five or more family residential	148,949	22.2	149,080	23.4	(131)	(0.1)
Non-residential commercial	253,801	37.7	212,901	33.4	40,900	19.2
Total real estate	459,075	68.3	438,863	68.9	20,212	4.6

Real estate construction:
One- to four-family residential	71,244	10.6	73,114	11.5	(1,690)	(2.3)
Five or more family residential	483	0.1	1,839	0.3	(1,356)	(73.7)
Non-residential commercial	9,953	1.5	3,827	0.6	6,126	160.1
Total real estate construction	81,860	12.2	78,780	12.4	3,080	3.9

Consumer:
Automobile	11,818	1.8	20,798	3.3	(8,980)	(43.2)
Home equity loans	42,442	6.3	45,293	7.1	(2,851)	(6.3)
Credit cards	23,192	3.4	23,172	3.6	20	0.1
Other	8,132	1.2	7,411	1.2	721	9.7
Total consumer	85,584	12.7	96,674	15.2	(11,090)	(11.5)

Commercial business	45,762	6.8	22,683	3.5	23,079	101.7

Total loans	672,281	100.0%	637,000	100.0%	35,281	5.5

Allowance for loan losses	(13,329)		(8,079)		(5,250)	65.0

Loans, net	$658,952		$628,921		$30,031	4.8%

Our net loan portfolio increased $30.0 million, or 4.8%, to $658.9 million at December 31, 2008 from $628.9 million at December 31, 2007. The increase was primarily due to a $40.9 million increase in our non-residential commercial real estate portfolio, a $23.1 million increase in our commercial business portfolio, and a $6.1 million increase in non-residential commercial construction loans.  These increases were partially offset by decreases in other loan categories.  Our one-to four-family loan portfolio decreased $20.6 million, primarily as a result of $68.1 million in single-family mortgage sales offset by strong originations in this category.  We also experienced an $11.1 million decline in our consumer loan portfolio, which included a $9.0 million decline in our auto loan balances as we discontinued originating indirect auto loans and existing auto loan balances continue to pay-down.  Total loans secured by real estate increased $20.4 million, or 3.6% to $583.4 million at December 31, 2008 from $562.9 million the year prior.

Investments.  The following table sets forth the composition of our investment securities portfolio at the dates indicated. AFS investments are presented at net book value after a mark-to-market fair value adjustment, while the held-to-maturity ("HTM") securities are presented at amortized cost.  Our investment in the Federal Home Loan Bank of Seattle's common stock is presented at cost and for reference purposes only (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Available-for-sale:
U.S. Government agencies	$--	$5,705	$(5,705)	(100.0)%
Corporate obligations	--	5,023	(5,023)	(100.0)
Trust preferred CDO securities	14,895	102,356	(87,461)	(85.4)
Mortgage-backed securities	--	18,203	(18,203)	(100.0)
Total available-for-sale	14,895	131,287	(116,392)	(88.7)

Held-to-maturity:
Municipal obligations	11,085	12,784	(1,699)	(13.3)
Mortgage-backed securities	22,899	32,972	(10,073)	(30.6)
Total held-to-maturity	33,984	45,756	(11,772)	(25.7)

Total Investment Securities	48,879	177,043	(128,164)	(72.4)

Federal Home Loan Bank of Seattle stock	13,712	13,712	--	--

Total	$62,591	$190,755	$(128,164)	(67.2)%

Our investment securities portfolio decreased by $128.2 million, or 72.4%, to $48.9 million at December 31, 2008 from $177.0 million at December 31, 2007. The decrease was primarily attributable to a $69.4 million pre-tax market value decline in our trust preferred CDO securities portfolio, a $21.7 million OTTI charge on three trust preferred CDO securities, and a $29.3 million decline in the remainder of our AFS portfolio due to sales, principal pay-downs, and partial calls.  Additionally, we experienced an $11.8 million decline in our HTM portfolio as a result of $7.4 million in principal pay-downs and maturities on our mortgage-backed and municipal securities, as well as $4.4 million in sales of our HTM securities. These HTM securities were sold when they had remaining book values of less than 15% of original purchase price.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when HTM securities with remaining book values of less than 15% of their original purchase price are sold, they are treated the same as maturities and do not taint the HTM investment portfolio or affect the Company=s ability to hold securities in the HTM portfolio in the future.

The Company has evaluated the decline in the fair value of its trust preferred CDO securities, which are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The market for these securities is currently inactive making the valuation of these securities very difficult.  At December 31, 2008, the Company reviewed a variety of alternative pricing methods including internally prepared valuations and decided to use values provided by an independent investment banking/brokerage firm.  As a result of the analysis, we recorded the fair value of our trust preferred CDO securities at $14.9 million, or $93.2 million below the aggregate par value of $108.0 million and we believe the valuation is an appropriate estimate of the fair value of the trust preferred CDO securities portfolio.  For additional information regarding our impairment analysis of these trust preferred CDO securities, see the information contained herein under the section captioned "-- Critical Accounting Estimates -- Fair Value --Trust Preferred CDO Securities."

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At December 31, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Real estate	$-	--%	$--	--%	$--	--%
Real estate construction	24,042	3.58	--	--	24,042	100.0
Consumer	488	0.07	497	0.08	(9)	(1.8)
Commercial business	14	--	--	--	14	100.0
Total non-performing loans	24,544	3.65%	497	0.08%	24,047	4,838.4

Other non-performing assets
Repossessed assets	38		49		(11)	(22.4)
Real estate owned	6,796		--		6,796	100.0
Total other non-performing
assets	6,834		49		6,785	13,846.9

Total non-performing assets	$31,378		$546		$30,832	5,646.9%

Total non-performing assets as a
percentage of total assets	3.70%		0.06%
___________
(1)	Percent of total loan portfolio.

Our non-performing assets have increased to $31.4 million at December 31, 2008 from $546,000 at December 31, 2007.  The increase was primarily the result of cash flow problems experienced by four local residential builders during the year, resulting in their inability to meet the debt service requirements of the loans.  As of December 31, 2008, we classified $24.0 million in real estate construction loans (representing 29.3% of our total real estate construction portfolio) associated with three of these builders as non-performing, which consists of $14.2 million in developed one- to four-family residential lots, $5.9 million in one- to four-family residential construction loans with houses in varying stages of completion (i.e., developed lots to completed homes), and $3.9 million in loans for land development.  We classified most of our loans to these three builders (excluding pre-sold homes and rental properties amounting to $1.1 million) as non-performing.  The fourth builder relationship was no longer included in non-preforming loans as the builder surrendered deeds-in-lieu of foreclosure in October 2008.  The real estate owned balances as of December 31, 2008 associated with this one builder totaled $6.7 million.  The cumulative interest not accrued during the year ended December 31, 2008 relating to all non-performing loans totaled $1.1 million.  We continue to work with our builders to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for certain real estate and commercial business loans by either the present value of expected future cash flows discounted at the loan=s effective interest rate, the loan=s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Our analysis of the $24.0 million in non-performing construction loans at December 31, 2008 indicated a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we have established a $6.2 million specific allowance for these loans.

Deposits. The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2008		2007		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$40,331	7.8%	$33,924	7.4%	$6,407	18.9%
Interest-bearing checking	36,468	7.0	41,083	8.9	(4,615)	(11.2)
Savings accounts	28,197	5.4	28,397	6.1	(200)	(0.7)
Money market accounts	145,311	28.0	117,626	25.5	27,685	23.5
IRA accounts	6,382	1.2	5,713	1.2	669	11.7
Certificates of deposit	262,550	50.6	234,744	50.9	27,806	11.8
Total deposits	$519,239	100.0%	$461,487	100.0%	$57,752	12.5%

Core deposits	$256,689	49.4%	$226,743	49.1%	$29,946	13.2%
Non-core deposits	262,550	50.6	234,744	50.9	27,806	11.8
Total deposits	$519,239	100.0%	$461,487	100.0%	$57,752	12.5%

Our deposits increased $57.7 million, or 12.5%, to $519.2 million at December 31, 2008 from $461.5 million at December 31, 2007. Interest-bearing deposits increased by $51.3 million, or 12.0% and non-interest bearing deposits were up $6.4 million, or 18.9%.  Our deposit mix at the end of the year included 49.4% of relatively low-cost checking, savings, money market, and individual retirement accounts. Certificates of deposit at December 31, 2008 included $87.4 million of brokered certificates of deposit, an increase of $26.5 million from the $60.9 million of brokered certificates of deposit at December 31, 2007.

Borrowings. The Federal Home Loan Bank of Seattle advances decreased $29.3 million, or 9.1%, to $291.2 million at December 31, 2008 from $320.5 million at December 31, 2007. We used the borrowed funds as part of our capital and interest rate risk management strategies for both short- and long-term funding of loans and investment securities. We utilize borrowings from the Federal Home Loan Bank of Seattle to fund attractive loan and investment opportunities and to enhance earnings in connection with leveraging the Company's capital to increase our net interest income.

Capital. Total shareholders' equity decreased $57.5 million, or 66.3%, to $29.3 million at December 31, 2008 from $86.8 million at December 31, 2007. This decrease in equity was the result of a $42.6 million unrealized loss, net of tax, related to the temporary decline in the market value of our available-for-sale securities, a $14.6 million net loss for 2008 which resulted from $21.7 million in OTTI charges on trust preferred CDO securities, $1.8 million in cash dividends paid to shareholders, and $983,000 for common stock repurchased during the year.

Partially offsetting these decreases were $2.5 million in positive equity adjustments related to stock compensation and benefits. As a result of these factors, and the $31.6 million decrease in assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased to 3.46% at December 31, 2008, compared to 9.88% at December 31, 2007.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Net interest income	$25,327	$26,299	$(972)	(3.7)%
Non-interest income (loss)	(11,096)	9,626	(20,722)	(215.3)
Total revenue	14,231	35,925	(21,694)	(60.4)
Provision for loan losses	7,000	600	6,400	1,066.7
Non-interest expense	28,817	29,013	(196)	(0.7)
Net income (loss)	(14,615)	3,854	(18,469)	(479.2)

Net Interest Income. The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Interest income:
Loans	$43,928	$47,179	$(3,251)	(6.9)%
Securities available-for-sale	5,762	8,201	(2,439)	(29.7)
Securities held-to-maturity	1,650	2,150	(500)	(23.3)
Interest-bearing deposits	36	131	(95)	(72.5)
Federal Home Loan Bank dividends	130	82	48	58.5
Total interest income	51,506	57,743	(6,237)	(10.8)

Interest expense:
Deposits	12,235	16,228	(3,993)	(24.6)
Borrowed funds	13,944	15,216	(1,272)	(8.4)
Total interest expense	26,179	31,444	(5,265)	(16.7)

Net interest income	$25,327	$26,299	$(972)	(3.7)%

Our net interest income decreased to $25.3 million for the year ended December 31, 2008, compared to $26.3 million for the year ended December 31, 2007. The $972,000 decrease in net interest income resulted from lower interest income of $6.3 million, which was partially offset by the decrease in our interest expense of $5.3 million. Our interest rate spread increased 18 basis points to 2.87% for the year ended December 31, 2008, from 2.69% for the year ended December 31, 2007, primarily due to lower costs of interest-bearing deposits, which more than offset the yield decrease in our interest-earning assets.

Interest Income. Our interest income decreased $6.2 million, or 10.8%, to $51.5 million for the year ended December 31, 2008 from $57.7 million for the year ended December 31, 2007. Interest earned on loans for the year ended December 31, 2008 and 2007 was $43.9 million and $47.2 million, respectively. The average yield on total loans was 6.67% for the year ended December 31, 2008 compared to 7.35% for the year ended December 31, 2007. The decreased yield on our variable-rate loan products was a result of the lower interest rate environment and the loss of $1.1 million of interest income that was not recognized on our non-performing loans.  These decreases were partially offset by an increase in the average balance of loans which increased by $15.7 million to $657.8 million for the year ended December 31, 2008 from $642.1 million for the year ended December 31, 2007. Although a significant portion of the loan portfolio consists of real estate secured loans that do not immediately re-price when interest rates change, our portfolio of construction loans, home equity lines of credit, credit card loans, and some of our commercial business loans do re-price when short-term interest rates change, although most of these loans have interest rate floors that have been reached as of December 31, 2008.

 Interest income on investment securities (including mortgage-backed securities) decreased by $2.9 million, or 28.4%, to $7.4 million for the year ended December 31, 2008 primarily due to the decrease in the size of the investment portfolio. The average balance of investment securities (including mortgage-backed securities) for the years ended December 31, 2008 and 2007 was $133.5 million and $190.4 million, respectively. The average yield on investment securities increased to 5.46% for the year ended December 31, 2008 from 5.55% for the year ended December 31, 2007.

Interest Expense. Our interest expense decreased $5.3 million, or 16.7%, to $26.2 million for the year ended December 31, 2008 from $31.4 million for the year ended December 31, 2007. In addition to a decrease in the average balance of our FHLB borrowings, declining market rates lowered our overall deposit and borrowing costs.

Interest expense on deposits decreased $4.0 million, or 24.6%, to $12.2 million for the year ended December 31, 2008 from $16.2 million for the year ended December 31, 2007, despite a $2.0 million increase in the average balance of interest-bearing deposits. The primary cause of the decrease was a 96 basis points decline in the average cost of deposits reflecting the recent reduction in market interest rates to 2.86% for the year ended December 31, 2008 from 3.82% for the year ended December 31, 2007.

Interest expense on borrowed funds decreased $1.3 million, or 8.4%, to $13.9 million for the year ended December 31, 2008 from $15.2 million for the year ended December 31, 2007.  The decrease was the result of a $22.3 million decline in the average balances of Federal Home Loan Bank borrowings, as well as nine basis point decline in the cost of borrowed funds.

Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Allowance at beginning of period	$8,079	$8,283	$(204)	(2.5)%
Provision for loan losses	7,000	600	6,400	1,066.7
Recoveries	235	265	(30)	11.3
Charge-offs	(1,985)	(1,069)	(916)	(85.7)
Allowance at end of period	$13,329	$8,079	$5,250	65.0%

Our provision for loan losses was $7.0 million for the year ended December 31, 2008, compared to $600,000 for the year ended December 31, 2007. The higher provision for loan losses was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in our loan portfolio, including the increase risk in our construction loan portfolio that emerged as a result of the weakness in our local housing market. The allowance for loan losses increased $5.3 million, or 65.0%, to $13.3 million at December 31, 2008 compared to $8.1 million at December 31, 2007.  The allowance for loan losses as a percent of total loans at December 31, 2008 increased 71 basis points to 1.98% compared to 1.27% at December 31, 2007.  The increase in the provision for loan losses compared to recent periods was deemed appropriate, primarily as a result of the establishment of specific allocations for our non-accrual residential construction and land development loans.  Four of our local builders experienced cash flow problems and were unable to meet their debt service requirements during 2008.  Management established specific allowances on the borrowers= loans to allow for potential losses on these loans.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  A total of $24.5 million in loans were classified as non-performing as of December 31, 2008.  Residential construction and land development loans account for $24.0 million, or approximately 98% of the $24.5 million in total non-performing loans.  The $24.0 million in non-performing residential construction and land development loans consisted of $14.2 million in developed one-to four-family residential lots, $5.9 million in one-to four-family residential construction loans in varying states of completion (i.e., developed lots to completed homes), and $3.9 million in land for future development located in Pierce and Thurston counties of Washington State.  These loans were made to three builders who were also some of the Bank's largest customers (the loans to the fourth builder were converted into real estate owned in October 2008).  Specific allocations were established on all of these loans based on management's review of the underlying properties.   Management evaluated $28.0 million of impaired loans and established a $6.4 million specific allocation of the allowance for $24.8 million in impaired construction and $3.2 million in impaired commercial business loans.

Management believes our allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income. The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Deposit service fees	$3,578	$3,496	$82	2.3%
Loans service fees	1,201	1,314	(113)	(8.6)
Insurance service fees	2,214	2,312	(98)	(4.2)
Investment service fees	670	580	90	15.5
Real estate lease income	1,184	1,112	72	6.5
Gain on sale of securities, net	40	--	40	100.0
Gain on sale of loans, net	1,178	379	799	210.8
Gain on sale of real estate owned, net	(21)	--	(21)	(100.0)
Gain on sale of premises
and equipment, net	(2)	10	(12)	(120.0)
Impairment on securities	(21,706)	--	(21,706)	(100.0)
Other operating income	568	423	145	34.3
Total non-interest income (loss)	$(11,096)	$9,626	$(20,722)	(215.3)%

Our non-interest income for the year ended December 31, 2008 decreased $20.7 million, or 215.3%, to a $11.1 million loss from $9.6 million in income for the year ended December 31, 2007, primarily due to $21.7 million in OTTI charges on three of our 15 pools of trust preferred CDO securities.  Excluding the OTTI charges, non-

interest income increased $984,000 from prior year, primarily the result of a $799,000 increase on the gain on the sale of $68.1 million in one-to four-family mortgages and a $422,000 gain related to the redemption of VISA shares resulting in a $145,000 increase in other operating income.  All other categories of non-interest income reflected a net increase of $40,000.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Compensation and benefits	$16,868	$16,341	$527	3.2%
Office operations	3,806	3,962	(156)	(3.9)
Occupancy	2,460	2,580	(120)	(4.7)
Loan servicing	499	498	1	0.2
Outside and professional services	1,393	1,366	27	2.0
Marketing	1,305	1,036	269	26.0
Other operating expenses	2,486	3,230	(744)	(23.0)
Total non-interest expense	$28,817	$29,013	$(196)	(0.7)%

Non-interest expense decreased $196,000, or 0.7%, to $28.8 million for the year ended December 31, 2008 from $29.0 million for the year ended December 31, 2007. The decrease in the current year was primarily attributable to a $744,000 decrease in other operating expenses, partially offset by a $527,000 increase in compensation and benefits.

The $744,000 decrease in other operating expense was primarily attributable to a $173,000 non-recurring expense at the end of 2007 related to our share of litigation settlements between VISA USA Inc. and its member banks, including us, and American Express and Discover Financial Service, which was reversed in early 2008 as a settlement account was established from the proceeds from the sale of VISA member=s share of the VISA stock offering resulting in a $173,000 reduction in other operating expense in 2008.  Additionally, we recorded a $253,000 Washington State Business and Occupation tax credit to expense received during the fourth quarter of 2008 related to an audit for the period of January 1, 2005 to June 30, 2008.  All other expenses in this category decreased by a combined $145,000.

Compensation and benefits increased $527,000, or 3.2%, to $16.9 million for the year ended December 31, 2008 from $16.3 million for the year ended December 31, 2007.  The increase was primarily the result of a $541,000 increase in equity based compensation related expense in connection with the voluntary forfeiture of all future vesting periods of restricted stock and options by our Board of Directors and senior management team.  The forfeiture of these securities will result in approximately $785,000 of reduced compensation and benefits expense in 2009.  All other non-interest expenses increased by a net amount of $21,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Comparison of Financial Condition at December 31, 2007 and 2006

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Total assets	$878,864	$902,697	$(23,833)	(2.6)%
Investment securities (1)	177,043	197,762	(20,719)	(10.5)
Interest-bearing deposits with banks	90	57	33	57.9
Loans, net	628,921	631,095	(2,174)	(0.3)
Deposits	461,487	457,425	4,062	0.9
Borrowed funds	320,454	345,395	(24,941)	(7.2)
Total shareholders' equity	86,820	87,830	(1,010)	(1.1)
____________
(1) Includes mortgage-backed securities.

Total assets decreased by $23.8 million, or 2.6%, to $878.9 million at December 31, 2007 from $902.7 million at December 31, 2006. This decrease reflects a $20.7 million decline in the investment securities portfolio and a $2.2 million decline in the loan portfolio. The decline in investments was primarily due to principal payments made on mortgage-backed securities, as well as impairment charges and temporary declines in the fair value of our trust preferred CDO securities.  The decline in loans reflected a lower level of loan originations compared to the prior year, a continued high level of commercial real estate and multi-family loan prepayments, and increased one- to four-family mortgage loan sales.  Deposits increased $4.1 million to $461.5 million from $457.4 million, resulting from increases in interest-bearing customer deposits, primarily money market accounts. Shareholders' equity decreased $1.0 million to $86.8 million at December 31, 2007 from $87.8 million at December 31, 2006, primarily due to the temporary decline in market value of our trust preferred CDO securities, partially offset by the net income earned for the year ended December 31, 2007.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2007		2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate:
One- to four-family residential	$76,882	12.1%	$81,542	12.8%	$(4,660)	(5.7)%
Five or more family residential	149,080	23.4	163,060	25.5	(13,980)	(8.6)
Non-residential commercial	212,901	33.4	195,854	30.6	17,047	8.7
Total real estate	438,863	68.9	440,456	68.9	(1,593)	(0.4)

Real estate construction and land:
One- to four-family residential	73,114	11.5	75,508	11.8	(2,394)	(3.2)
Five or more family residential	1,839	0.3	4,180	0.7	(2,341)	(56.0)
Non-residential commercial	3,827	0.6	--	--	3,827	100.0
Total real estate construction and land	78,780	12.4	79,688	12.5	(908)	(1.1)

(table continued on following page)

	At December 31,
	2007		2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Consumer:
Automobile	20,798	3.3	31,888	5.0	(11,090)	(34.8)
Home equity loans	45,293	7.1	42,718	6.7	2,575	6.0
Credit cards	23,172	3.6	23,327	3.6	(155)	(0.7)
Other	7,411	1.2	8,179	1.3	(768)	(9.4)
Total consumer	96,674	15.2	106,112	16.6	(9,438)	(8.9)

Commercial business	22,683	3.6	13,122	2.0	9,561	72.9

Total loans	637,000	100.0%	639,378	100.0%	(2,378)	(0.4)

Allowance for loan losses	(8,079)		(8,283)		204	(2.5)

Loans, net	$628,921		$631,095		$(2,174)	(0.3)%
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

Our investment securities portfolio decreased by $20.7 million, or 10.5%, to $177.0 million at December 31, 2007 from $197.8 million at December 31, 2006. The decrease was primarily attributable to $11.9 million in principal payments on mortgage-backed securities and $2.5 million in partial calls on trust preferred CDO securities.  Additionally, the mark-to-market value adjustment on available-for-sale securities experienced a temporary decline of $5.7 million primarily as the result of market valuation changes, not investment grade changes, on our trust preferred CDO securities portfolio.  The decline in value on the trust preferred CDO securities is a result of spreads increasing in response to the credit markets tightening during the fourth quarter.

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

Interest income on investment securities (including mortgage-backed securities) decreased only $524,000, or 4.8%, to $10.4 million for the year ended December 31, 2007 despite a $28.0 million decrease in the average balance of investment securities. The average balance of investment securities (including mortgage-backed securities) for the years ended December 31, 2007 and 2006 was $190.4 million and $218.5 million, respectively. The average yield on investment securities increased to 5.43% for the year ended December 31, 2007 from 4.98% for the year ended December 31, 2006, primarily as a result of floating rate trust preferred CDO securities repricing upwards due to the increases in short-term interest rates during most of 2007.

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

Provision for Loan Losses. The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease

Allowance at beginning of period	$8,283	$8,597	$(314)	(3.7)%
Provision for loan losses	600	600	--	--
Recoveries	265	220	45	5.7
Charge-offs	(1,069)	(1,134)	65	20.5
Allowance at end of period	$8,079	$8,283	$(204)	(2.5)%

Our provision for loan losses was unchanged at $600,000 for the years ended December 31, 2007 and December 31, 2006. The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio. The allowance for loan losses as a percent of total loans decreased to 1.27% at December 31, 2007 from 1.30% at December 31, 2006. The decrease in the allowance ratio and total allowance was largely the result of the change in the composition of our loan portfolio at December 31, 2007 our loan portfolio contained more real estate secured loans, which historically experienced a very low level of losses, and as reflected a decrease in non-real estate-secured consumer loans, which historically experienced higher losses. At December 31, 2007, the allowance for loan losses totaled $8.1 million compared to $8.3 million at December 31, 2006.

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

Our non-interest income for the year ended December 31, 2007 increased $746,000, or 8.4%, to $9.6 million from $8.9 million for the year ended December 31, 2006, primarily a result of increases in other operating income of $313,000, insurance service fees of $234,000, loan service fees of $126,000, and net gain on sale of loans  of $101,000.  Excluding a $325,000 non-recurring settlement of a claim against one of our software vendors, non-interest income for 2007 was $9.3 million, up 4.7% compared to 2006.  Insurance services fees increased primarily due to the purchase of two small property and casualty insurance books of business in 2007.  Loan service fees increased $126,000 to $1.3 million in 2007 as a result of a $114,000 increase in loan modification and extension fees.  Gain on sale of loans, net increased $101,000 to $379,000 for year ended December 31, 2007 as a result of increased one- to four-family fixed rate loans sales during the year.  Partially offsetting these increases was real estate lease income, which declined $27,000 as two of our tenants= leases ended in the later half of 2007.  Additionally, deposit services fees decreased $24,000 due to a lower incidence rate of overdraft and return item fees. All other categories of non-interest income reflected a net increase of $23,000.

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

Non-interest expense increased $303,000, or 1.1%, to $29.0 million for the year ended December 31, 2007 from $28.7 million for the year ended December 31, 2006. The increase in 2007 was primarily attributable to increases in other operating expense of $863,000 and compensation and benefits of $557,000, partially offset by a $1.2 million decrease in office operations expense.

The $863,000 increase in other operating expense was primarily attributable to higher expenses in five areas.  We incurred a $173,000 non-recurring expense related to our share of litigation settlements between VISA USA Inc. and its member banks and American Express and Discover Financial Services.  Deposit insurance expense totaled $258,000 as the Bank was subject to higher FDIC deposit insurance premiums in 2007.  Additionally, business and occupation tax expense increased $131,000 for the year ended December 31, 2007, due to increased revenue, while safety and soundness examination fees increased $91,000 as a result of a bi-annual state examination.  The fifth other major operating expense increase for 2007 was $70,000 in operational losses, which included the charge-off of uncollectible items related to overdrafts from VISA debit/check cards, fraud, and checks.

Compensation and benefits increased $557,000, or 3.5%, to $16.3 million for the year ended December 31,
2007 from $15.8 million for the year ended December 31, 2006.  The increase was the result of increased base pay, primarily as a result of higher position values based on market compensation surveys for 2007 compared to 2006, as well as an increase of full-time equivalent employees.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Total loans (1)	$657,837	$43,928	6.67%	$642,120	$47,179	7.35%	$611,727	$43,040	7.03%
Mortgage-backed securities	37,984	1,650	4.35	57,595	2,517	4.37	71,262	2,977	4.18
Investment securities	95,564	5,762	6.02	132,828	7,834	5.90	147,198	7,898	4.92
Federal Home Loan Bank stock	13,712	130	0.95	13,712	82	0.60	13,712	14	0.10
Interest-bearing deposits in other banks	2,034	36	1.78	2,571	131	5.09	5,926	295	4.98
Total interest-earning assets	807,131	51,506	6.38	848,826	57,743	6.80	849,825	54,224	6.38

Non-interest-earning assets	58,207			49,196			49,059

Total assets	$865,338			$898,022			$898,884

Interest-bearing liabilities:
Savings accounts	$30,740	76	0.25	$31,641	80	0.26	$34,942	93	0.27
Interest-bearing checking accounts	36,466	251	0.69	41,791	624	1.49	39,323	749	1.90
Money market deposit accounts	126,234	3,260	2.58	123,802	4,562	3.69	98,562	3,094	3.13
Certificates of deposit	234,191	8,648	3.69	228,382	10,962	4.80	242,187	10,284	4.25
Total deposits	427,631	12,235	2.86	425,616	16,228	3.82	415,014	14,220	3.43

Federal Home Loan Bank advances (2)	317,285	13,944	4.39	339,564	15,216	4.48	355,776	15,020	4.22

Total interest-bearing liabilities	744,916	26,179	3.51	765,180	31,444	4.11	770,790	29,240	3.80

Non-interest-bearing liabilities:
Non-interest-bearing checking accounts	36,732			33,122			29,401
Other	11,893			10,576			12,882

Total non-interest-bearing liabilities	48,625			43,698			42,283

Total liabilities	793,541			808,878			813,073

Equity	71,797			89,144			85,811

Total liabilities and equity	$865,338			$898,022			$898,884

Net interest income		$25,327			$26,299			$24,984
Interest rate spread			2.87%			2.69%			2.58%
Net interest margin (3)		3.14%			3.09%			2.94%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	108.35%			110.93%			110.25%
___________________________
(1)	Average total loans includes non-performing loans and is net of deferred fees and costs. Interest income does not include interest on loans 90 days or more past due.
(2)	The 2006 interest expense was reduced by a capitalized interest credit of $24,000 from the construction of a new branch in 2006.
(3)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth, for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the interest rate spread and net yield on interest-earning assets.

	At
	December 31,	Year Ended December 31,
	2008	2008	2007	2006

Weighted average yield on:
Total loans (1)	6.19%	6.67%	7.35%	7.03%
Mortgage-backed securities	4.47	4.35	4.37	4.18
Investment securities	4.04	6.02	5.90	4.92
Federal Home Loan Bank stock	--	0.95	0.60	0.10
Interest-bearing deposits in other banks	0.25	1.78	5.09	4.98
Total interest-earning assets	5.96	6.38	6.80	6.38

Weighted average rate on:
Savings accounts	0.11	0.25	0.26	0.27
Interest-bearing checking accounts	0.65	0.69	1.49	1.90
Money market deposit accounts	2.38	2.58	3.69	3.13
Certificates of deposit	2.98	3.69	4.80	4.25
Total average deposits	2.44	2.86	3.82	3.43
Federal Home Loan Bank advances	4.46	4.39	4.48	4.22
Total interest-bearing liabilities	3.20	3.51	4.11	3.80

Interest rate spread (spread between weighted
average rate on all interest-earning assets and
all interest-bearing liabilities)	2.76%	2.87%	2.69%	2.58%

Net interest margin (2)	N/A	3.14%	3.09%	2.94%
________________
(1)	Weighted average rate earned on loans at December 31, 2008 does not include a yield adjustment for deferred loan fees/costs. The weighted average rate earned on loans for the years ended December 31, 2008, 2007 and 2006 includes a yield adjustment for deferred loan fees from the actual amortization of net loan fees. Total loans net of deferred loan fees/costs were used to calculate the yield on total interest-earning assets.
(2)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income.  Information is provided with respect to effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate), effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and changes in rate/volume (changes attributable to the combined impact of volume and rate).

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase (Decrease) Due to				Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume (1)	Total	Volume	Rate	Volume (1)	Total
	(In Thousands)
Interest-earning assets:
Loans	$1,155	$(4,366)	$(40)	$(3,251)	$2,140	$1,896	$103	$4,139
Mortgage-backed securities	(857)	(12)	2	(867)	(571)	135	(24)	(460)
Investment securities	(2,199)	159	(32)	(2,072)	(772)	780	(72)	(64)
Federal Home Loan Bank stock	--	48	--	48	--	68	--	68
Interest-bearing deposits in
other banks	(27)	(85)	17	(95)	(167)	7	(4)	(164)

Total net change in income on
interest-earning assets	$(1,928)	$(4,256)	$(53)	(6,237)	$630	$2,886	$3	3,519

Interest-bearing liabilities:
Savings accounts	$(2)	$(3)	$(2)	(7)	$(10)	$--	$--	(10)
Interest-bearing checking
accounts	(79)	(334)	41	(372)	47	(161)	(11)	(125)
Money market deposit accounts	89	(1,362)	(29)	(1,302)	793	542	133	1,468
Certificates of deposit	279	(2,535)	(55)	(2,311)	(587)	1,332	(70)	675
Total deposits	287	(4,234)	(45)	(3,992)	243	1,713	52	2,008
Federal Home Loan Bank
advances	(998)	(306)	31	(1,273)	(684)	915	45	196

Total net change in expense on
interest-bearing liabilities	$(711)	$(4,540)	$(14)	(5,265)	$(441)	$2,638	$7	2,204

Net increase in net interest income				$(972)				$1,315
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

Asset and Liability Management and Market Risk

General. Rainier Pacific Bank's board of directors has established asset liability management policies to guide management in managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability.  The policy includes the use of an asset liability management committee whose members primarily consist of the members of senior management.  The committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and board-approved policies.  The asset liability management committee meets twice a month to review various areas including:

●	economic conditions;
●	interest rate outlook;
●	current and projected liquidity needs;
●	asset/liability mix;
●	interest rate risk sensitivity;
●	current market opportunities to promote specific products;
●	loan and deposit product pricing;
●	historical financial results;
●	projected financial results;
●	liquidity position and projections; and
●	capital position.

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

How We Measure the Risk of Interest Rate Changes.  We monitor the Bank=s profitability on a monthly basis through the use of income simulations using internally managed forecasting software and measure our interest rate sensitivity on a quarterly basis through internal simulations and a service offered by an outside provider.  Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates.  Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.  Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.  In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

We use three primary measures to assess the level of interest rate risk associated with the Bank=s assets and liabilities: the change in net income, the change in net interest income, and the change in the net portfolio value of equity.  These measures provide guidance related to the level of capital the Bank will maintain.  Our policies require the Bank hold more capital when higher levels of interest rate risk are identified in our measures and to develop a plan to reduce interest rate risk if certain policy parameters are exceeded as a result of pre-defined interest rate risk stress tests.  At December 31, 2008, the change in net income, net interest income and net portfolio value of equity results were outside policy due to the precipitous decline in capital during the third and fourth quarters relating to the realized and unrealized losses in the investment portfolio.  Based on the results of these measures, the Bank, as part of its strategic plan and budget, has incorporated actions to reduce interest rate risk and increase capital.  The percentage change or sensitivity in net income is heightened as a result of net income and net interest income being lower than industry averages.  As net income increases, the effects of the stress tests on net income and net interest income are expected to decrease.

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

The following tables illustrate the change in the Bank's net income, net interest income and net portfolio value of equity at December 31, 2008 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point		Net Income
Change in Rates		Amount	$ Change (1)	% Change
		(Dollars in Thousands)

300		$8,456	$1,689	24.96%
200		8,042	1,275	18.84
100		7,501	734	10.85
0		6,767	--	--
(100	) (2)	5,881	(886)	(13.09)
___________
(1)	Represents the increase (decrease) of the estimated net income at the indicated change in interest rates compared to net income assuming no change in interest rates.
(2)	Changes in rates for minus (negative) 200 and 300 basis points were not included because many interest rates would become negative and are not indicative of a realistic interest rate scenario.

Basis Point		Net Interest Income
Change in Rates		Amount	$ Change (1)	% Change
		(Dollars in Thousands)

300		$29,192	$2,639	9.94%
200		28,545	1,992	7.50
100		27,699	1,146	4.32
0		26,553	--	--
(100	) (2)	25,168	(1,385)	(5.22)
___________
(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.
(2)	Changes in rates for minus (negative) 200 and 300 basis points were not included because many interest rates would become negative and are not indicative of a realistic interest rate scenario.

					Net Portfolio as % of
Basis Point		Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
		(Dollars in Thousands)

300		$36,380	$(3,891)	(9.66)%	4.30%	(0.20)%	$846,051
200		43,576	3,305	8.21	5.04	0.54	864,573
100		44,706	4,435	11.01	5.08	0.57	880,449
0		40,271	--	--	4.50	--	894,330
(100	) (6)	23,548	(16,723)	(41.53)	2.62	(1.89)	899,795
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

(6)	Changes in rates for minus (negative) 200 and 300 basis points were not included because many interest rates would become negative and are not indicative of a realistic interest rate scenario.

When interest rates decline by 100 basis points, our net interest income and net income decrease because the rate we earn on our interest-earning assets decreases faster then the rate we pay on our interest-bearing liabilities (primarily borrowed funds).  Interest income would also decrease on our interest-earning assets due to increased prepayments that would emerge.  Interest expenses would not decrease proportional to the decline in interest income because our structured, intermediate-term, and longer-term borrowings from the Federal Home Loan Bank of Seattle do not reprice when interest rates decline.  Furthermore, the rate we pay on some of our deposits and borrowed funds cannot decline 100, 200 or 300 basis points, in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structure or existing rates that are already below the 100, 200 or 300 basis point level.

When interest rates rise by 100, 200 or 300 basis points, our net interest income and net income increase because the rates we earn on our interest-earning assets increase more rapidly than the rates we would pay on our interest-bearing liabilities.  While many of our interest-earning assets consist of intermediate-term and longer-term loans that do not reprice quickly, the intermediate-term pricing structures of our borrowed funds provide protection in the scenarios where interest rates rise 100, 200, or 300 basis points.  Prepayment risks on our intermediate-term and longer-term loans would also decrease since customers with lower rate loans would be less likely to prepay and refinance their loans.  Our interest-bearing liabilities generally consist of short-term deposits (savings, money market, and certificates of deposits) and structured borrowings from the Federal Home Loan Bank of Seattle.

The net interest income, net income and net portfolio value tables presented above are predicated upon a fairly stable balance sheet with minimal growth or change in asset or liability mix, except for the effects of fair value accounting on the investment securities portfolio.  In addition, the net portfolio value is based upon the present value of discounted cash flows using information from our outside providers and our estimates of current replacement rates to discount the cash flows.  The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case.  Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio.  The model we use does not change the delinquency rate for the various interest rate scenarios.  Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above.  Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

Liquidity and Commitments

We actively analyze and manage our liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments.  See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in Item 8 of this report.

Our primary sources of funds are from customer deposits, loan repayments, loan sales, and advances from the Federal Home Loan Bank of Seattle, and prior to December 31, 2008, brokered deposits.  These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments.

The board of directors established liquidity requirements within our asset and liability management policy to guide management in maintaining adequate liquidity.  Our policy requires Rainier Pacific Bank to maintain adequate lines of credit as set by our Asset/ Liability Management Committee.  We can borrow for liquidity, loan and investment opportunities, or to manage our interest rate risk.  Our policy requires Rainier Pacific Bank to maintain a Tier I liquidity position of at least five percent of assets in cash and cash equivalents, interest-bearing deposits in other financial institutions, and immediately available unused lines of credit or borrowing/repurchase arrangements.  Our policy also requires us to maintain a Tier II liquidity position of 20% of assets consisting of Tier I liquidity, plus available-for-sale investment securities, readily saleable loans and available brokered deposits.  As of December 31, 2008 we met both our Tier I and Tier II liquidity positions requirements with 10.8% and 21.7% of total assets, respectively.

At December 31, 2008, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50% of total assets, with an unused portion of the line of credit amounting to 31.2% of total Bank assets.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At December

31, 2008, we were in compliance with our collateral requirements, and 12.2% of our line of credit with the Federal Home Loan Bank of Seattle was available.  In February 2009, our use of brokered deposits was  restricted and they are no longer considered an available component of our Tier II liquidity.  Accordingly, we anticipate not being able to meet the corporate policy requirement of 20% Tier II liquidity for the remainder of 2009.  We do, however, believe that the current liquidity position, on-going cashflow from operations, retail deposits and the borrowing capacity from the Federal Home Loan Bank of Seattle will meet our anticipated funding needs.  If that capacity is reduced, our retail deposits would serve as our primary source of funding.  Given the relative cost of these funds, liability costs could increase substantially.

At December 31, 2008, certificates of deposits amounted to $267.2 million, or 50.6% of total deposits, including $251.1 million that are scheduled to mature by December 31, 2009.  Historically, we have been able to retain a significant amount of our deposits as they mature.  At times, we have also elected to borrow from the Federal Home Loan Bank of Seattle and price certificates of deposit at below market rates to let these non-core deposits decline in order to reprice the non-core portion of the deposit portfolio quicker.  Once the repricing objective has been met, we return our deposit pricing to market rates and recover the lost deposit volume.  Management believes that we have adequate resources to fund all loan commitments through deposits, borrowings from the Federal Home Loan Bank of Seattle, and the sale of mortgage loans or investments.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

At December 31, 2008, we had $71.5 million of net unrealized losses on trust preferred CDO securities classified as available-for-sale, or 82.8% of the $86.4 million carrying value of the related securities.  Volatile market conditions, concerns about the financial industry, illiquid and inactive markets, and movements in market interest rates will affect the unrealized gains and losses on these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of volatile market conditions and increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

The Company is also evaluating the possibility of several alternative tactical actions that would provide the Bank with increased liquidity and Tier 1 capital. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

Capital Resources

Consistent with our objective to operate a financially stable organization that grows its market value over time, we have maintained and will continue to focus on re-establishing a "well capitalized" rating from regulatory authorities.  As of December 31, 2008, each of the Company and the Bank was classified as an "adequately capitalized" institution under the criteria established by the FDIC. .  Total shareholders' equity for the Company was $29.3 million at December 31, 2008, or 3.46% of total assets on that date.  The Company's regulatory capital ratios at December 31, 2008 were as follows: Tier 1 capital leverage of 7.38%; Tier 1 capital risk-based capital of 7.66%; and total risk-based capital of 8.92%.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs.  These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, lease obligations for facilities, and contracts or lease agreements to build facilities or construct tenant improvements.  See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

The following table summarizes the Company's long-term contractual obligations at December 31, 2008:

	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	Thereafter	Total
	(In Thousands)

Time deposits	$251,113	$15,984	$71	$--	$267,168
Long-term borrowings	29,880	16,321	--	245,016	291,217
Operating lease obligations	265	536	391	879	2,071
Total	$281,258	$32,841	$462	$245,895	$560,456

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

Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers.    See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

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

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense.  Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.  An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made.  Management is unable to determine the extent, if any, to which properties securing loans have been affected in dollar value by inflation.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160").  SFAS 160 establishes a single method of accounting for changes in a parent=s ownership interest in a subsidiary that do not result in deconsolidation.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.  We do not have an outstanding non-controlling interest in our subsidiary.
In December 2007, the FASB revised SFAS No. 141, Business Combinations ("SFAS 141(R)").  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS 141(R) permitted deferred recognition of pre-acquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, was met.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, with respect to nonfinancial assets and nonfinancial liabilities which are not recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, we have deferred application of SFAS 157 to such nonfinancial assets and nonfinancial liabilities until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133 ("SFAS 161").  SFAS 161 changes the disclosure requirements for SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to mention how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162").  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS 60 ("SFAS 163").  SFAS 163 clarifies SFAS 60, Accounting and Reporting by Insurance Enterprises, by requiring expanded disclosures about financial guarantee insurance contracts.  Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.   SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise=s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  SFAS 163 is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurement ("SFAS 157") in an inactive market.  FSP 157-3 addresses application issues such as how management's internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company's adoption of FSP 157-3 impacted how the trust preferred CDO securities shown on the statement of financial condition are valued.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Management's Annual Report on Internal Control Over Financial Reporting	108
Report of Independent Registered Public Accounting Firm	109
Consolidated Statements of Financial Condition at December 31, 2008 and 2007	110
Consolidated Statements of Operations For the Years Ended
December 31, 2008, 2007, and 2006	111
Consolidated Statements of Shareholders' Equity For the
Years Ended December 31, 2008, 2007 and 2006	112
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2008, 2007 and 2006	113
Notes to Consolidated Financial Statements	115

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

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that assessment, the Company's management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2008.

Respectfully submitted,

/s/John A. Hall	/s/Joel G. Edwards
John A. Hall	Joel G. Edwards
President and	Vice President and
Chief Executive Officer	Chief Financial Officer
March 12, 2009	February 27, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Rainier Pacific Financial Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Rainier Pacific Financial Group, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and  2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainier Pacific Financial Group, Inc. and Subsidiary, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Rainier Pacific Financial Group, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria set forth by COSO in Internal Control - Integrated Framework.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2006 consolidated financial statements.

/s/Moss Adams LLP
Everett, Washington
March 12, 2009

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)

ASSETS
	At December 31,
	2008	2007

ASSETS:
Cash and cash equivalents	$8,811	$8,724
Interest-bearing deposits with banks	29,425	90
Securities available-for-sale	14,895	131,287
Securities held-to-maturity (fair value at December 31, 2008: $34,162; at December 31, 2007: $45,541)	33,984	45,756
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans held-for-sale	1,505	-
Loans	670,776	637,000
Less allowance for loan losses	(13,329)	(8,079)
Loans, net	658,952	628,921

Premises and equipment, net	33,770	33,813
Accrued interest receivable	3,535	3,980
Real estate owned	6,796	-
Deferred tax asset, net	37,551	6,280
Other assets	5,802	6,301

TOTAL ASSETS	$847,233	$878,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non interest-bearing	$40,331	$33,924
Interest-bearing	478,908	427,563
Total deposits	519,239	461,487

Borrowed funds	291,217	320,454
Corporate drafts payable	1,554	2,510
Accrued compensation and benefits	1,745	1,758
Other liabilities	4,184	5,835

TOTAL LIABILITIES	817,939	792,044

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,295,298 issued and 5,968,393 outstanding at December 31, 2008; 6,466,633 issued and 5,977,645 outstanding at December 31, 2007	51,303	50,458
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,224)	(3,903)
Accumulated other comprehensive loss, net of tax	(47,206)	(4,575)
Retained earnings	28,421	44,840

TOTAL SHAREHOLDERS’ EQUITY	29,294	86,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$847,233	$878,864

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006

INTEREST INCOME
Loans	$43,928	$47,179	$43,040
Securities available-for-sale	5,762	8,201	8,212
Securities held-to-maturity	1,650	2,150	2,663
Interest-bearing deposits	36	131	295
FHLB dividends	130	82	14
Total interest income	51,506	57,743	54,224

INTEREST EXPENSE
Deposits	12,235	16,228	14,220
Borrowed funds	13,944	15,216	15,020
Total interest expense	26,179	31,444	29,240

Net interest income	25,327	26,299	24,984

PROVISION FOR LOAN LOSSES	7,000	600	600
Net interest income after provision for loan losses	18,327	25,699	24,384

NON-INTEREST INCOME
Deposit service fees	3,578	3,496	3,520
Loan service fees	1,201	1,314	1,188
Insurance service fees	2,214	2,312	2,078
Investment service fees	670	580	557
Real estate lease income	1,184	1,112	1,139
Gain on sale of securities, net	40	-	3
Gain on sale of loans, net	1,178	379	278
Loss on sale of other real estate owned	(21)	-	-
Gain (loss) on sale of premises and equipment, net	(2)	10	7
Impairment on securities	(21,706)	-	-
Other operating income	568	423	110
Total non-interest income (loss)	(11,096)	9,626	8,880

NON-INTEREST EXPENSE
Compensation and benefits	16,868	16,341	15,784
Office operations	3,806	3,962	5,155
Occupancy	2,460	2,580	2,628
Loan servicing	499	498	529
Outside and professional services	1,393	1,366	1,301
Marketing	1,305	1,036	946
Other operating expenses	2,486	3,230	2,367
Total non-interest expense	28,817	29,013	28,710

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(21,586)	6,312	4,554

PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(6,971)	2,458	1,769

NET INCOME (LOSS)	$(14,615)	$3,854	$2,785

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(2.44)	$0.64	$0.47
Diluted	$(2.44)	$0.64	$0.47
Weighted average shares outstanding - Basic	5,990,260	5,983,677	5,941,336
Weighted average shares outstanding - Diluted	5,990,260	6,010,971	5,961,603

See accompanying notes.

 RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollars in thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Income (Loss)	Total
Balance, December 31, 2005	6,690,847	49,916	(5,261)	41,496	(1,441)	84,710

Common stock repurchased	(100,477)	(1,700)				(1,700)
Management Recognition Plan (“MRP”) forfeitures	(2,700)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		806				806
Dividends paid				(1,594)		(1,594)
Amortization of compensation related to MRP		1,032				1,032
Amortization of compensation related to Stock Option Plan (“SOP”)		477				477
Comprehensive income:
Net income				2,785		2,785
Unrealized loss on securities, net of tax of $342					635	635
Total comprehensive income						3,420

Balance, December 31, 2006	6,587,670	$50,531	$(4,582)	$42,687	$(806)	$87,830

Common stock repurchased	(126,137)	(2,113)				(2,113)
Common stock issued for MRP	10,000
MRP forfeitures	(5,900)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		684				684
Dividends paid				(1,701)		(1,701)
Amortization of compensation related to MRP		1,025				1,025
Amortization of compensation related to SOP		315				315
Exercise of stock options	1,000	16				16
Comprehensive income:
Net income				3,854		3,854
Unrealized loss on securities, net of tax benefit of $1,992					(3,769)	(3,769)
Total comprehensive income						85

Balance, December 31, 2007	6,466,633	$50,458	$(3,903)	$44,840	$(4,575)	$86,820

Common stock repurchased	(114,175)	(983)				(983)
MRP forfeitures	(57,160)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		(52)				(52)
Dividends paid				(1,804)		(1,804)
Amortization of compensation related to MRP		1,542				1,5421
Amortization of compensation related to SOP		338				338
Comprehensive loss:
Net loss				(14,615)		(14,615)
Unrealized loss on securities, net of tax benefit of $21,961					(42,631)	(42,631)
Total comprehensive loss						(57,246)

Balance, December 31, 2008	6,295,298	$51,303	$(3,224)	$28,421	$(47,206)	$29,294

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,615)	$3,854	$2,785
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,365	2,333	3,654
Impairment on securities	21,706	-	-
Provision for loan losses	7,000	600	600
Deferred income tax (benefit)	800	266	(413)
Gain on sale of securities, net	(40)	-	(3)
Loss on sale of real estate owned (REO)	21	-	-
Loss (gain) on sale of premises and equipment, net	2	(10)	(7)
Gain on sale of loans, net	(1,178)	(379)	(278)
Amortization of premium and discount on securities	839	626	804
Amortization of intangible assets	331	268	261
Compensation for restricted stock awards	1,542	1,025	1,032
Compensation for stock options	338	315	477
Change in operating assets and liabilities, net:
Accrued interest receivable	445	197	(316)
Other assets	(9,936)	(1,494)	(4,688)
Corporate drafts payable	(956)	(1,027)	560
Other liabilities	(543)	563	4,824

Net cash provided from operating activities	8,121	7,137	9,292

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits with banks	(29,335)	(33)	3,779
Activity in securities available-for-sale:
Sales	26,154	-	12,396
Maturities, prepayments, and calls	3,139	7,602	6,177
Purchases	-	-	(19,089)
Activity in securities held-to-maturity:
Maturities, prepayments, and calls	11,768	6,765	28,639
Increase in loans, net	(112,465)	(21,745)	(76,683)
Proceeds from sales of loans	68,121	23,698	19,563
Purchases of premises and equipment	(2,325)	(1,763)	(3,730)
Proceeds from sales of premises and equipment	1	10	7
Proceeds from sales of REO	1,674	-	-

Net cash provided from (used in) investing activities	(33,268)	14,534	(28,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	57,752	4,062	19,395
Advances on borrowed funds	335,451	490,418	721,516
Repayments of borrowed funds	(364,688)	(515,359)	(716,361)
Repayment of ESOP debt	679	679	679
Cash payments related to acquisition of insurance agencies	(1,121)	(1,480)	(1,200)
Change in value of ESOP shares committed to be released	(52)	684	806
Proceeds from exercise of stock options	-	16	-
Dividends paid	(1,804)	(1,701)	(1,594)
Common stock repurchased	(983)	(2,113)	(1,700)

Net cash provided from (used in) financing activities	25,234	(24,794)	21,541

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	87	(3,123)	1,892

CASH AND CASH EQUIVALENTS, at beginning of year	8,724	11,847	9,955

CASH AND CASH EQUIVALENTS, at end of year	$8,811	$8,724	$11,847

See accompanying notes.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$26,281	$31,504	$29,036

Income taxes	$2,205	$2,470	$2,191

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Unrealized gains(losses) on available-for-sale securities	$(64,592)	$(5,761)	$978

Transfer of loans to real estate owned	$7,355	$--	$--

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the fair value of certain securities, the valuation of the deferred tax assets and liabilities, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for certain collateral and real estate properties.

Cash and cash equivalents - Cash and cash equivalents consist of vault and automated teller machine cash and non-interest bearing deposits in depository institutions, including the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”) and the Federal Home Loan Bank of Seattle (“FHLB”). Cash and cash equivalents have a maturity of three months or less.  Cash and cash equivalents also include $1,185,000 and $1,354,000 of cash as of December 31, 2008 and 2007, respectively, which is restricted due to a contractual relationship with the Bank’s credit card transaction processing vendor.

Interest-bearing deposits with banks - Interest-bearing deposits with banks include interest-bearing deposits at the Federal Reserve, various Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, and the FHLB. At times throughout the year, the Bank has balances that exceed FDIC insured limits.

Securities available-for-sale - Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains or losses are reported as a separate component of equity until realized, net of any tax effect. Impairment charges and gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Fair value is determined using published quotes as of the close of business or using fair value techniques to value securities as permitted under accounting principles accepted in the United States of America. Premiums or discounts are recognized in interest income using the interest method.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Securities held-to-maturity - Securities for which the Bank has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premiums or discounts are recognized in interest income using the interest method.  Impairment for securities held-to-maturity and the accounting treatment of securities which are deemed to be other-than-temporary follows the same methodology as impaired securities available-for-sale.   The Company may, at times, sell held-to-maturity securities consistent with the provisions of SFAS No. 115 related to securities wherein the Company has collected a substantial portion of the outstanding principal balance (at least 85%).

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

Loans held-for-sale - Mortgage loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, under the aggregate method. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Bank held $1,505,000 loans classified as held-for-sale at December 31, 2008. The Bank held no loans classified as held-for-sale at December 31, 2007.

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

The formula element of the allowance is the combination of two different components: actual historical loss ratios and economic and other factors.  While historical loss ratios are known amounts, economic and other factors are based on estimates by management, which considers factors such as delinquency ratios, loss trends, changes in underwriting, local and regional economic data, and other factors.  These quantitative and qualitative factors are reviewed by management and applied against each loan pool in the formula element, less any loans in the pool subject to a detailed review in connection with establishing the specific element.  In addition, an estimated loss ratio is applied to newly originated loan categories that may not have generated any historical losses.  Prudent lending and accounting practices necessitate that the allowance address the risk associated with the loans in these newly originated loan categories in order to account for future losses that are probable and can be reasonably estimated.

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

Real estate owned and collateral in liquidation – Real estate owned (obtained through repossession or foreclosure) and collateral in liquidation is recorded at the lower of its acquisition cost or its net realizable value less selling costs.  The Bank held $6,796,000 and $0 of real estate owned at December 31, 2008 and non at December 31, 2007.  The Bank held $38,000 and $49,000 of collateral in liquidation (vehicles) at December 31, 2008 and 2007, respectively, which is included in “Other assets” in the Consolidated Statements of financial condition.

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

Mortgage loans serviced for others include whole loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the FHLB, and the Federal National Mortgage Association (“Fannie Mae”). Loans being serviced for Freddie Mac, FHLB and Fannie Mae totaled $148,493,000 and $114,629,000 at December 31, 2008 and 2007, respectively.  Mortgage loans serviced for others are not included in “Loans” in the Consolidated Statements of Financial Condition.

Federal Income taxes - The Company and the Bank file a consolidated federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   See Note 10 for additional information regarding income taxes.

Intangible assets - In December 2000, the Bank, through a previous wholly-owned subsidiary, acquired the rights to customers and policies of a local insurance agency for $350,000.  In January 2006, the Bank acquired the rights to customers and policies of two other local insurance agencies for $3,500,000.  In addition, the Bank has purchased four smaller local agencies: two in 2007 totaling $351,000, and two in 2008 totaling $75,000.  These purchase amounts were accounted for as intangible assets and are included in “Other assets” in the Consolidated Statements of Financial Condition. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the intangible assets are amortized under the straight-line method for up to 15 years and are periodically evaluated for impairment.  The balance of the intangible assets associated with insurance agency acquisitions was $3,125,000 and $3,486,000 as of December 31, 2008 and 2007, respectively, which is included in “Other assets” in the Consolidated Statements of Financial Condition.

Marketing - The Bank expenses marketing costs as they are incurred. Marketing expense was $1,305,000, $1,036,000, and $946,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Comprehensive income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity.

The components of other comprehensive income and related tax effects are as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Unrealized holding gain (loss) on available-for-sale securities	$(64,552)	$(5,761)	$981
Reclassification adjustment for gains realized in income	(40)	-	(3)

Unrealized gains (losses), net	(64,592)	(5,761)	978
Tax effect	21,961	1,992	(343)

Comprehensive income (loss), net	$(42,631)	$(3,769)	$635

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

Employee stock ownership plan - The Bank sponsors a leveraged ESOP. Under Statement of Position No. 93-6, Employers’ Accounting for Employer Stock Ownership Plans, as shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2008, there were 322,367 unallocated shares in the plan (Note 12).  Shares released on December 31, 2008 totaled 67,896 and were credited to plan participants’ accounts in February 2009.

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

On January 1, 2006 (the effective date of SFAS 123(R), the Company adopted the fair value recognition provision of SFAS 123(R), using the “modified prospective” method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date.  See Note 13 for additional information regarding stock-based compensation.

Earnings per share (“EPS”) data - The Company presents basic and diluted EPS in the Consolidated Statements of Operations.  Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS is computed by dividing net income by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalent shares include the stock options and restricted stock awards under the 2004 Stock Option Plan and the 2004 Management Recognition Plan approved by the shareholders in April 2004.

Concentrations of credit risk - The Bank accepts deposits and grants credit primarily within its local service area of Pierce County and South King County, Washington.  The Bank has a diversified loan portfolio and grants consumer, single-family residential, commercial, and real estate construction loans, and is not dependent on any industry or group of customers.  Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real estate related.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.  Additionally, the Bank is subject to credit risk on its portfolio of trust preferred CDO securities.  Please refer to Note 4 for more information.

Reclassifications - Certain amounts in the prior years have been reclassified to conform to the 2008 presentation.  These reclassifications have no effect on previously reported financial condition or results of operations of the Company.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

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

In December 2007, the FASB revised SFAS 141, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies.  This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date.  SFAS No. 141R permitted deferred recognition of pre-acquisition contingencies until the recognition criteria for SFAS No. 5, Accounting for Contingencies, was met.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, with respect to nonfinancial assets and nonfinancial liabilities which are not recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, we have deferred application of SFAS 157 to such nonfinancial assets and nonfinancial liabilities until January 1, 2009.

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 impacted how the trust preferred CDO securities shown on the statement of financial condition are valued.  See Note 17 for additional information regarding fair value.

Note 2 – Economic Risks and Regulatory Actions

The Company’s performance for the year ended December 31, 2008 was adversely affected by the national economic slowdown and precipitous decline in values and illiquidity of the credit markets.  These economic conditions affected the banking industry, and contributed to significant deterioration in the credit quality and valuation of the Bank’s $108.0 million (par value as of December 31, 2008) in holdings of trust preferred collateralized debt obligation ("trust preferred CDO") securities issued by banks and insurance companies.  The deterioration in the local residential housing market and declining housing prices in the Bank’s primary market area also contributed to weaker 2008 performance.  Primarily as a result of these two factors, the Company incurred a net loss of $14.6 million for the year ended December 31, 2008.

Contributing to the net loss for 2008 was the non-cash charges related to the other-than-temporary impairment of investment securities of $21.7 million, and a provision for loan losses of $7.0 million.  The Company also reported an accumulated other comprehensive loss, net of tax, of $47.2 million at December 31, 2008 related to the decline in fair value of its trust preferred CDO securities, compared to the $4.6 million decline in fair value as of December 31, 2007. This resulted in shareholders' equity at December 31, 2008 of $29.3 million, or 3.46% of total assets, representing a decline of $57.5 million from $86.8 million, or 9.88% of total assets, at December 31, 2007.  Accordingly, these items have negatively affected the Company’s capital adequacy and have resulted in an increased level of regulatory supervision.

The Company and the Bank are subject to various regulatory capital requirements administered by the banking agencies.  Failure to meet minimum capital requirements can result in mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material adverse affect on the Company and the Bank and the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices (see Note 15 for further information).  As of December 31, 2008, the Company and the Bank were considered to be “adequately capitalized” as calculated under regulatory requirements.  The Company’s and the Bank’s capital amounts and classifications are, however, subject to qualitative judgments by the regulators related to various components, risk weighting, and other factors; and the regulatory agencies have broad authority to reduce a bank’s capital classification below what the calculated ratios would otherwise indicate, or require  increased capital.

In connection with its regulatory supervision, the FDIC has imposed certain requirements on the Bank, including the requirement to provide prior notice to the FDIC regarding any additions or changes to directors or senior executive officers, to not pay certain kinds of severance and other forms of compensation without regulatory approval, and disallowing the Bank to accept or roll-over maturing brokered deposits or to offer higher-than-market deposit rates.  As a result of the risks associated with the Bank’s investment in trust preferred CDO securities and the potential for increased provisions for loan losses, management anticipates that the regulatory agencies will require the Company and the Bank to raise additional capital and potentially be subjected to other operational requirements.

In response to these financial challenges and increased regulatory supervision, the Company is taking a number of tactical actions aimed at preserving existing capital, reducing its lending exposures and associated capital requirements thereof, and increasing liquidity.  The tactical actions being taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, selling the VISA credit card portfolio and single-family loans, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Concurrent with the tactical actions, the Company is also evaluating various strategic options and is seeking the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives.  While we continue to act upon both tactical and strategic alternatives to raise capital

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Economic Risks and Regulatory Actions (continued)

and restructure our balance sheet, we cannot be assured  that in the current financial environment these efforts will be successful and will result in sufficient capital preservation or infusion prior to any actions that the Company’s and the Bank’s regulators may take.

While management believes that the Company is taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect the Company’s continuing operations.

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances as either cash on hand, in the vault, or on deposit with the Federal Reserve Bank. The minimum reserve balances as of December 31, 2008 and 2007 were $4,076,000 and $3,447,000, respectively.

Note 4 - Investment Securities

The following summarizes the amortized cost, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at December 31 (dollars in thousands):

		Gross	Gross Unrealized Losses
Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Less Than 12 months	Greater Than 12 Months	Fair Value

2008
Trust preferred CDO securities	$86,419	$-	$-	$71,524	$14,895

	$86,419	$-	$-	$71,524	$14,895

2007
Corporate securities	$5,076	$-	$-	$53	$5,023
U.S. Government agencies	5,750	-	-	45	5,705
Mortgage-backed securities	18,431	28	-	256	18,203
Trust preferred CDO securities	108,956	-	6,129	471	102,356

	$138,213	$28	$6,129	$825	$131,287

Securities Held-to-Maturity

2008
Mortgage-backed securities	$22,899	$472	$-	$-	$23,371
Municipal obligations	11,085	20	186	128	10,791

	$33,984	$492	$186	$128	$34,162

2007
Mortgage-backed securities	$32,972	$115	$-	$399	$32,688
Municipal obligations	12,784	118	-	49	12,853

	$45,756	$233	$-	$448	$45,541

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined the decline in value is temporary, with the exception of certain trust preferred CDO securities, whose impairment is deemed other-than-temporary and is related to the credit crisis, economic environment, flight to treasury securities (quality and safety), the change in market interest rates, and spreads since purchase. The decline in value on the trust preferred CDO securities is a result of the above factors, as well as an inactive market for collateralized debt obligations, weaknesses in the financial sector and underlying issues, and spreads increasing in response to the credit markets tightening in 2008.  There were 38 and 58 investment securities with unrealized losses at December 31, 2008 and 2007, respectively.  The Company

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)
anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate and economic environment.

Management evaluates on a quarterly basis each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that three of our 15 trust preferred CDO securities were other-than-temporarily impaired at December 31, 2008.  The Company wrote these three securities down by a pre-tax amount of $21,706,000, as shown in the Consolidated Statements of Operations.  The Company has the intent and ability to hold these other-than-temporarily impaired to the earlier of their recovery in value or the maturity of the underlying investment security.

Trust Preferred CDO Securities	Par	Amortized Cost	Market Value	Unrealized Loss

Temporarily impaired	$82,514	$82,652	$11,128	$71,524
Other-than-temporarily impaired	25,500	3,767	3,767	-
	$108,014	$86,419	$14,895	$71,524

At December 31, 2008, the weighted average yield on mortgage-backed securities, municipal obligations and trust preferred CDO securities was 4.47%, 5.91%, and 3.88%, respectively. At December 31, 2007, the weighted average yield on corporate securities, U.S. Government agency securities, mortgage-backed securities, municipal obligations and trust preferred CDO securities was 3.07%, 2.83%, 4.37%, 4.06% and 6.28%, respectively.

The amortized cost and the fair value of investment securities at December 31, 2008, by contractual maturity, are shown below (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

In one year or less	$-	$-	$-	$-
After one year to five years	-	-	-	-
After five years to ten years	-	-	1,722	1,677
After ten years	86,419	14,895	9,363	9,114
Mortgage-backed securities	-	-	22,899	23,371

	$86,419	$14,895	$33,984	$34,162

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

At December 31, 2008, investment securities valued at $34,384,000 were pledged to the FHLB and $1,450,000 were pledged to secure deposits of certain public governmental entities.  At December 31, 2007, investment securities valued at $55,572,000 were pledged to the FHLB and $1,576,000 were pledged to secure deposits of certain public governmental entities.   As of December 31, 2008, we had a $3.5 million deposit from the State of Washington.  Under the current state program, the Bank will be required to fully collateralize the state’s public deposits by June 30, 2009.

For the year ended December 31, 2008, the sale of held-to-maturity securities (as permitted by SFAS 115) generated a net gain of $79,000, while the sale of available-for-sale securities generated a net loss of $39,000.  The Company did not incur any gains or losses in 2007.  For the year ended December 31, 2006, the sale of held-to-maturity securities generated a net gain of $3,000.  The gains and losses on the sale of investment securities in 2008 are exclusive of the other-than-temporary impairment losses recognized on three trust preferred securities in the amount of $21,706,000.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

The major classifications of the Bank’s loans (including loans held-for-sale) are summarized as follows at December 31 (dollars in thousands):

	2008	2007
Real estate:
One- to four- family residential	$56,325	$76,882
Five or more family residential	148,949	149,080
Commercial	253,801	212,901
	459,075	438,863
Real estate construction:
One- to four- family residential	71,424	73,114
Five or more family residential	483	1,839
Commercial	9,953	3,827
	81,860	78,780
Consumer:
Automobile	11,818	20,798
Home equity loans	42,442	45,293
Credit cards	23,192	23,172
Other	8,132	7,411
	85,584	96,674

Commercial business	45,762	22,683

Total loans	672,281	637,000

Less: Allowance for loan losses	(13,329)	(8,079)

Loans, net	$658,952	$628,921

There were $24,544,000 and $497,000 of non-accrual loans at December 31, 2008 and 2007, respectively.  The non-accrual loans at December 31, 2008 consisted of $14.2 million in developed one- to four-family residential lots, $5.9 million in one- to four-family residential construction loans with houses in varying stages of completion, and $3.9 million in loans for land development.  Additionally, we had non-accrual consumer and commercial business loans of $488,000 and $14,000, respectively.  The Bank does not accrue interest on loans past due 90 days or more.  There was a specific allocation of the allowance for loan losses established for non-accrual loans at December 31, 2008 in the amount of $6,121,000, as compared to no specific allocation at December 31, 2007.  The average balance of non-accrual loans was approximately $16,157,000 and $247,000 during the years ended December 31, 2008 and 2007, respectively.  If interest on these loans had been accrued, such interest income would have been approximately $1.1 million and $21,000 for the years ended December 31, 2008 and 2007, respectively.  As defined previously in Note 1, there were $27,960,000 of impaired loans at December 31, 2008 with a total specific allocation of the allowance for loan losses of $6,409,000.  There were no impaired loans at December 31, 2007.  Additionally, at December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans (continued)

The following table sets forth the contractual maturities of the Bank’s loan portfolio (including loans held-for-sale) at December 31, 2008 (dollars in thousands):

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate:
One- to four- family residential	$36	$3,288	$53,001	$56,325
Five or more family residential	9,860	25,425	113,664	148,949
Commercial	348	28,924	224,529	253,801

	10,244	57,637	391,194	459,075

Real estate construction:
One- to four- family residential	61,300	10,124	-	71,424
Five or more family residential	-	483	-	483
Commercial	9,953	-	-	9,953

	71,253	10,607	664	81,860

Consumer:
Automobile	320	10,558	940	11,818
Home equity	23,782	2,167	16,493	42,442
Credit cards	23,192	-	-	23,192
Other	5,448	1,840	844	8,132

	52,742	14,565	18,277	85,584

Commercial business:	25,703	7,205	12,854	45,762

Total loans	$159,942	$90,014	$422,325	$672,281

	Within One Year	One Year to Five Years	After Five Years	Total

Fixed rates	$5,336	$89,073	$186,046	$280,455
Variable rates	154,606	941	236,279	391,826

Total	$159,942	$90,014	$422,325	$672,281
A summary of the changes in the allowance for loan losses is as follows for the years ended December 31 (dollars in thousands):

	2008	2007	2006
Balance at beginning of year	$8,079	$8,283	$8,597
Provision for loan losses	7,000	600	600
Loans charged off	(1,985)	(1,069)	(1,134)
Recoveries	235	265	220

Balance at end of year	$13,329	$8,079	$8,283

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows at December 31 (dollars in thousands):

	2008	2007

Land and land improvements	$6,742	$6,791
Buildings and building improvements	30,492	30,202
Furniture and equipment	15,743	16,884
Equipment in process	1,306	-
	54,283	53,877
Accumulated depreciation	(20,513)	(20,064)

Premises and equipment, net	$33,770	$33,813

Depreciation expense on premises and equipment totaled $2,365,000, $2,333,000, and $3,654,000 during the years ended December 31, 2008, 2007, and 2006, respectively.  Equipment in process consists of progress payments and investments made in the information systems hardware and software related to the conversion project of our core banking systems that is scheduled for implementation in August of 2009.  All systems being replaced by this conversion project are, or will be fully depreciated by the time of the project’s implementation.

Note 7 - Mortgage Servicing Rights

The carrying value of capitalized mortgage servicing rights is reported in “Other assets” in the Consolidated Statements of Financial Condition.  The following summarizes mortgage servicing rights activity for the years ended December 31 (dollars in thousands):

	2008	2007	2006

Beginning balance	$591	$486	$371
Mortgage servicing rights capitalized	506	191	190
Mortgage servicing rights amortized	(115)	(86)	(75)

Ending balance	$982	$591	$486

Sold loans, services for others	$148,493	$114,629	$110,297

The Bank sells real estate loans to the Freddie Mac and formerly to the FHLB and Fannie Mae, while retaining the servicing rights to those loans. The fair value of mortgage servicing rights is determined by the use of a valuation model that evaluates the estimated discounted future cash flows of the servicing rights.

Assumptions used in the valuation model include the cost of servicing the loan, a discount rate, and anticipated prepayment speeds. On a quarterly basis, the Bank assesses the impairment of the mortgage servicing rights based on the recalculation of the current market price of mortgage servicing rights, discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. Currently, the pools are combined as they all have generally similar interest rates, terms and risk characteristics.  Management’s assessment determined that an impairment valuation allowance is not necessary, as the fair value of these mortgage serving rights exceeds the carrying value.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

Interest-bearing customer deposits at December 31 are summarized as follows (dollars in thousands):

	Weighted Average Interest Rate	2008	Weighted Average Interest Rate	2007

Interest-bearing checking	0.65%	$36,468	0.69%	$41,083
Savings	0.11	29,961	0.26	29,904
Money market accounts	2.38	145,311	3.48	117,626

		211,740		188,613

Certificates of deposit, including
IRA certificates:	0.00 to 0.99%	-	0.00 to 0.99%	-
	1.00 to 1.99	10,021	1.00 to 1.99	45
	2.00 to 2.99	129,725	2.00 to 2.99	10,835
	3.00 to 3.99	124,964	3.00 to 3.99	15,972
	4.00 to 4.99	2,348	4.00 to 4.99	132,980
	5.00 to 5.99	110	5.00 to 5.99	79,118
		267,168		238,950

Total interest-bearing deposits		$478,908		$427,563

A summary of certificates of deposit, by year of maturity, at December 31, 2008 is as follows (dollars in thousands):

2008	251,113
2009	15,892
2010	92
2011	16
2012	55
Thereafter	-

$267,168

Interest expense on deposit accounts for the years ended December 31 is summarized as follows (dollars in thousands):

	2008	2007	2006

Checking	$251	$624	$749
Savings	74	80	93
Money market	3,260	4,562	3,094
Certificates of deposit	8,650	10,962	10,284

	$12,235	$16,228	$14,220

The aggregate amount of time deposits in denominations of $100,000 or more was $164,779,000 and $127,895,000 at December 31, 2008 and 2007, respectively.  Inclusive of these amounts were brokered certificates of deposit of $87,442,000 and $60,913,000.  The uninsured portion of all deposits totaled $27,441,000 and $68,890,000 at December 31, 2008 and 2007, respectively.  In 2007, the limit for uninsured deposits was $100,000.  In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  The increase currently expires at the end of 2009.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowed Funds

At December 31, 2008, the Bank had credit facilities available from the FHLB of $423,330,000, or approximately 50% of the Bank's total assets. The FHLB credit facility is subject to an existing Advances, Security and Deposit Agreement and borrowings are limited to the amount of qualifying collateral. Under the FHLB agreement, virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral.  The Bank held $331,712,000 of qualifying collateral at December 31, 2008 and could borrow up to that amount.  The Bank had borrowed funds from the FHLB of $291,217,000 and $320,454,000 at December 31, 2008 and 2007, respectively.

During 2008 the Bank opened a $15,000,000 unsecured Fed Funds line of credit with a national bank.  At December 31, 2008, there was no outstanding balance on this line of credit.  In January 2009, the national bank announced that it was no longer offering unsecured Fed Funds line of credit and recently closed the Bank’s line.

The Bank’s borrowed funds consisted of the following during the years ended December 31 (dollars in thousands):

	2008	2007
FHLB Advances:
Maximum outstanding at any month-end	$339,141	$344,676
Average outstanding	$317,285	$338,410

Weighted average interest rates:
Annual	4.39%	4.48%
End of year	4.46%	4.42%

Repurchase Agreements:
Maximum outstanding at any month-end	$-	$10,000
Average outstanding	$-	$1,154

Weighted average interest rates:
Annual	-	5.61%
End of year	-	-

Total Borrowed Funds:
Maximum outstanding at any month-end	$339,141	$349,172
Average outstanding	$317,285	$339,564

Weighted average interest rates:
Annual	4.39%	4.48%
End of year	4.46%	4.42%

The contractual maturities of borrowed funds at December 31, 2008 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Amount

2009	3.44%	$29,880
2010	4.85%	16,321
2011	-	-
2012	-	-
2013	-	-
2014 and thereafter	4.56%	245,016

		$291,217

Expected maturities may differ from contractual maturities due to put provisions on $262,464,000 of the amount outstanding.  No interest was capitalized during the years ended December 31, 2008 and 2007.  Capitalized interest amounted to $24,000 for the year ended December 31, 2006.  Interest expense on borrowings is decreased by the amount of any capitalized interest.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Federal Income Tax

The components of the provision (benefit) for federal income tax for the years ended December 31 are as follows (dollars in thousands):

	2008	2007	2006

Current	$2,339	$2,192	$2,182
Deferred	(9,310)	266	(413)

Provision (benefit) for federal income tax	$(6,971)	$2,458	$1,769

A reconciliation of the tax expense based on statutory corporate tax rates on pre-tax income and the “Provision (benefit) for federal income tax” shown in the accompanying Consolidated Statements of Operations for the years ended December 31, is as follows (dollars in thousands):

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income taxes at
statutory rates	$(7,339)	34.0%	$2,146	34.0%	$1,548	34.0%
Tax exempt income	(168)	0.8%	(176)	(2.8)%	(176)	(3.9)%
Nondeductible portion
of ESOP	(19)	0.1%	190	3.0%	175	3.8%
Other, net	555	(2.6)%	298	4.7%	222	4.9%

Provision (benefit) for federal income tax	$(6,971)	32.3%	$2,458	38.9%	$1,769	38.8%

The following tables show the nature and components of the Bank’s net deferred tax assets, established at an estimated tax rate of 34% at December 31 (dollars in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,532	$2,747
Charitable contribution	1,041	1,219
Accumulated depreciation	1,118	871
Unrealized loss on securities	24,318	2,357
Impairment on securities	7,380	-
Other	985	494
Total deferred tax assets	39,374	7,688

Valuation allowance	(965)	(550)
Deferred tax asset, net of valuation allowance	38,409	7,138

Deferred tax liabilities:
FHLB stock dividends	(858)	(858)
Total deferred tax liabilities	(858)	(858)

Net deferred tax asset	$37,551	$6,280

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Federal Income Tax (continued)

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

Management determined that it is more likely than not that the Company will not be able to fully realize all the benefit of its 2003 and 2004 charitable contributions based upon the nature and timing of the items.  As of December 31, 2008, the deferred tax asset relating to the 2003 charitable contribution was $735,000, all of which was written off against the valuation allowance at December 31, 2008 as a result of the carry-forward period expiring on December 31, 2008.  The deferred tax asset relating to all charitable contributions made by the Company was $1.0 million.  Part of this amount expired in 2008; additionally, management expects that the Company will not generate sufficient taxable income to utilize the entire net deferred tax asset from the 2004 contribution.  Accordingly, the Company has established a valuation allowance in the amount of $965,000 for the deferred tax assets related to  charitable contributions.

The Bank believes, based upon available information, that other than the $965,000 valuation allowance, we will be able to realize our net deferred tax assets in the normal course of operations.  However, if it is determined that we “more likely than not” would be unable to fully recognize the deferred tax asset, we would be subject to a material adverse effect on our future earnings, shareholders’ equity, and regulatory capital.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company also had no unrecognized tax benefits as of December 31, 2008 and 2007.  During the years ended December 31, 2008, 2007, and 2006, the Company recognized no interest and penalties related to federal income taxes.  The Company files a consolidated income tax return with its subsidiary.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations for years before 2005.

Note 11 - Commitments and Contingent Liabilities

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

Unfunded commitments under commercial lines of credit, construction loans, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Many of the lines of credit are uncollateralized and usually do not contain a specified maturity date and may likely not be drawn upon to the total extent to which the Company is committed.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingent Liabilities (continued)

The Bank had outstanding commitments for the origination of loans and for unused lines of credit that are not reflected in the consolidated financial statements at December 31 as follows (dollars in thousands):

	2008	2007

First mortgage loans	$1,787	$1,009
Home equity lines of credit	19,759	16,995
Personal lines of credit	4,275	4,320
Credit cards	69,684	77,261
Commercial lines of credit	26,624	10,429
Construction loans	21,688	52,916

	$143,817	$162,930

The Bank does not anticipate any material losses as a result of the commitments.

Effective January 31, 2009, the Bank sold its credit card portfolio, thereby eliminating the outstanding commitments of $69.7 million set forth in the above table.

Loans sold to the FHLB - The Bank formerly sold mortgage loans to the FHLB and retained the servicing of all loans sold. Loans sold to the FHLB required a loan loss reserve account of 40 to 50 basis points to offset any potential future charge-offs. There is no additional recourse to the Bank on the loans sold to the FHLB other than the reserve account. As of December 31, 2008 and 2007, the reserve account totaled $88,000 and $98,000, respectively, and is reported in "Other Assets" in the Consolidated Statements of Financial Condition.  Moreover, no portion of the loan reserve account has ever been used to absorb loan losses.

Lease commitments (as lessee) - Rent expense under operating leases for branch premises for the year ended December 31, 2008, 2007, and 2006 were $214,000, $286,000, and $319,000, respectively.

As of December 31, 2008, the future minimum rent payments under the terms of the leases for branch premises are as follows for future years ending December 31 (dollars in thousands):

2009	$265
2010	267
2011	269
2012	192
2013	200
2014 and thereafter	878

$2,071

Lease commitments (as lessor) - During the year ended December 31, 2008, the Bank leased office and retail space to others in its administrative office buildings and five of its fourteen branch buildings under non-cancelable operating leases requiring fixed monthly rentals over various terms, some of which contain escalation clauses providing for increased rents and excess operating expense reimbursements.  As of December 31, 2008, the future minimum contractual lease rental receipts are as follows for future years ending December 31 (dollars in thousands):

2009	$942
2010	851
2011	737
2012	701
2013	651
2014 and thereafter	1,102

$4,984

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingent Liabilities (continued)

Purchase obligations (insurance agencies) - On January 3, 2006, the Bank acquired the rights to customers and policies of two local insurance agencies for $3,500,000.  The first payment of $1,200,000 was paid at closing on January 3, 2006.  The second payment for those agencies, in the amount of $1,150,000, was made on January 3, 2007, and the final payment of $1,150,000 was made on January 3, 2008.  At December 31, 2008, the Bank had no outstanding obligations related to insurance agency acquisitions.

Restrictions on equity - The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. For example, at the time of the Bank’s conversion from a state chartered mutual savings bank to a state chartered stock savings bank, the Bank established a liquidation account in an amount equal to its equity of $43,493,000 as of June 30, 2003, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits and subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bank’s common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.  The balance of the liquidation account as of December 31, 2008 and 2007 was $7,256,000 and $8,172,000, respectively.

Note 12 - Retirement Plans

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

The net expense related to the Bank’s retirement plans recognized for the years ended December 31, 2008, 2007, and 2006 was $1,216,000, $1,329,000, and $1,367,000, respectively.

In October 2003, the ESOP borrowed $6,754,000 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Bank’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of December 31, 2008, the remaining balance of the ESOP loan was $3,224,000.

At December 31, 2008, the ESOP was committed to release 67,896 shares of the Company’s common stock to participants and held 322,367 unallocated shares remaining to be released in future years.  The fair value of the 322,367 restricted shares held by the ESOP trust was $451,000 at December 31, 2008.

Note 13 - Stock Option and Restricted Stock Plans

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

On June 7, 2004, the Company granted 351,750 non-qualified stock options and 328,250 incentive stock options to certain directors and employees.  The fair market value of the Company’s common stock on the date of grant was $16.26.  On August 17, 2005, the Company granted 40,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the date of the August 17, 2005 grants was $16.72.  There were no grants in 2006.  On June 1, 2007, the Company granted 72,000 incentive stock options to certain employees.  The fair market value of the Company’s common stock on the date of the June 1, 2007 grants was $20.40.  There were no grants in 2008.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option and Restricted Stock Plans (continued)

There were no stock options granted in 2008.  The fair value of options granted was estimated on the respective date of grants using a binomial option-pricing model with the following assumptions for the years ended December 31, 2007:

2007

Option exercise price	$20.40
Stock price on grant date	$20.40
Annual dividend yield	1.28%
Expected volatility	18.88%
Risk-free interest rate	4.92%
Employee attrition rate	7.50%
Vesting period	5 years
Expected life	6 years
Contractual term	10 years
Estimated fair value of options	$3.70

The following represents the stock option activity and option exercise price information for the year ended December 31 (in dollars):

	Number of	Weighted- Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2007	718,600	$16.68

Granted	-	-
Exercised	-	-
Cancelled	(157,800)	17.15

Balance at December 31, 2008	560,800	$16.55	$ -

Financial data pertaining to the stock options at December 31, 2008 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	507,600	5.50	$16.26	406,080	$16.26
2005	15,600	6.75	16.72	9,360	16.72
2007	37,600	8.50	20.40	7,520	20.40
	560,800	5.74	$16.55	422,960	$16.34

Stock-based compensation expense of the SOP recognized by the Company in the Consolidated Statements of Operations was $338,000 for the year ended December 31, 2008, $315,000 for the year ended December 31, 2007, $477,000 for the year ended December 31, 2006.  On an after-tax basis, stock-based compensation was $220,000 for the year ended December 31, 2008, $204,000 for the year ended December 31, 2007, $310,000 for the year ended December 31, 2006.

In December 2008, the Company accepted the voluntary forfeiture by executive officers and board members of all unvested stock options previously granted.  A total of 137,600 options were cancelled at an aggregate expense of $191,000.

The remaining unrecognized compensation expense for the fair value of stock options was approximately $96,000 and $449,000 at December 31, 2008 and 2007.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option and Restricted Stock Plans (continued)

Management Recognition Plan - The purpose of the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan (“MRP”) is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees.  The maximum number of shares of common stock that may be issued under the MRP is 337,714.  The Company granted restricted stock awards of 336,800 shares of its common stock to its directors and certain employees on June 24, 2004.  The fair market value of the restricted stock awards was $16.20 per share on June 24, 2004 and totaled $5,456,000.  The Company granted restricted stock awards of 10,000 shares of its common stock to certain employees on June 1, 2007.  The fair market value of the restricted stock awards was $20.40 per share on June 1, 2007 and totaled $204,000.  These restricted stock awards vest over a five-year period, and therefore, the cost of such is accrued ratably over a five-year period as compensation expense.  Compensation expense related to the MRP awards was $1,542,000, $1,025,000, and $1,032,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  Cash dividends are paid on all MRP shares granted and are treated as additional compensation expense for tax reporting purposes for the dividends earned on unvested shares.

In December 2008, the Company accepted the voluntary forfeiture by executive officers and board members of all unvested MRP shares previously granted.  A total of 56,160 MRP shares were cancelled at an aggregate expense of $937,000 in December 2008.  Inclusive of these voluntary forfeitures, a total of 57,160 MRP shares were forfeited during the year ended December 31, 2008 while 65,960 shares were vested to the award recipients.  There were 4,538 unvested restricted shares outstanding at year-end, net of current and prior period forfeitures.

The remaining unrecognized compensation expense for the MRP was approximately $79,000 and $1.6 million at December 31, 2008 and 2007, respectively.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Shareholders’ Equity

The following table sets forth information about the Company’s purchases of its outstanding common stock during the years ended, and as of, December 31, 2008, 2007, and 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

2006	100,477	$16.92	100,477	240,620
2007	126,137	$17.49	126,137	114,483
2008	114,175	$8.61	114,175	308

Earnings (loss) per share - The following table presents the computation of basic and diluted earnings (loss) per share for the years ended December 31 (dollars in thousands, except the number of shares and per share data):

	2008	2007	2006
Numerator:
Net income (loss)	$(14,615)	$3,854	$2,785

Denominator:

Denominator for basic net income (loss) per share:
Weighted average shares	5,990,260	5,983,677	5,941,336
Effect of dilutive common stock equivalents:
Stock options	-	21,850	12,643
Management recognition plan	-	5,444	7,624
Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversion of dilutive stock options and management recognition plan	5,990,260	6,010,971	5,961,603

Basic net income (loss) per share	$(2.44)	$0.64	$0.47

Diluted net income (loss) per share	$(2.44)	$0.64	$0.47

For the years ended December 31, 2008, 2007, and 2006, there were no non-dilutive securities included in the calculation for earnings per share.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank (stand alone) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial results.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to risk-weighted assets, and to average assets for leverage capital purposes, and total risk-based capital to total risk-based assets (set forth in the following table). Management believes that the Company and the Bank meet the capital adequacy requirements to which they are subject as of December 31, 2008 and 2007.

As of December 31, 2008, the Bank was categorized as “adequately capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Deposit Insurance Corporation (“FDIC”). The thresholds for capital adequacy and to be categorized as “well capitalized”, the Bank must maintain minimum total Tier I leverage, Tier I risk-based, and total risk-based capital ratios as set forth in the table below. There are no subsequent conditions or events that management believes have changed the “adequately capitalized” categorization; however, the Bank’s regulators have broad authority to reduce a bank’s capital categorization below what the calculated ratios would otherwise indicate, or simply set higher capital thresholds.

The Company's and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Company	$72,266	8.92%	$64,839	8.00%	n/a	n/a
Bank	$71,542	8.83%	$64,792	8.00%	$80,991	10.00%
Tier I Capital (to risk weighted assets)
Company	$62,103	7.66%	$32,419	4.00%	n/a	n/a
Bank	$61,379	7.58%	$32,396	4.00%	$48,594	6.00%
Tier I Capital (to average assets)
Company	$62,103	7.38%	$33,670	4.00%	n/a	n/a
Bank	$61,379	7.29%	$33,662	4.00%	$42,078	5.00%
As of December 31, 2007
Total Capital (to risk weighted assets)
Company	$94,648	12.88%	$58,775	8.00%	n/a	n/a
Bank	$94,497	12.85%	$58,817	8.00%	$73,521	10.00%
Tier I Capital (to risk weighted assets)
Company	$86,569	11.78%	$29,388	4.00%	n/a	n/a
Bank	$86,418	11.75%	$29,408	4.00%	$44,112	6.00%
Tier I Capital (to average assets)
Company	$86,569	9.80%	$35,326	4.00%	n/a	n/a
Bank	$86,418	9.79%	$35,302	4.00%	$44,127	5.00%

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions (“DFI”) routinely examine the Bank as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings. The future results of examination by the FDIC or the DFI could include a review of certain transactions or other amounts reported in the Bank's 2008 financial statements. In view of the regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, executive officers, and their affiliates. Such loans are granted with interest rates, terms and collateral requirements substantially the same as those for all other customers.

Loans to directors, executive officers and their affiliates are subject to regulatory limitations.  Such loans were within regulatory limitations and had aggregate balances and activity as follows for the years ended December 31 (dollars in thousands):

	2008	2007
Balance at beginning of year	$12,357	$7,885
New loans or advances	11,545	10,754
Repayments	(7,141)	(6,282)

Balance at end of year	$16,761	$12,357

The Bank held approximately $2,561,000 and $1,177,000 in deposits from directors, executive officers, and their affiliates at December 31, 2008 and 2007, respectively.

Note 17 - Fair Value of Financial Instruments

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

Securities and FHLB stock - The fair value of securities is based on quoted market prices or dealer quotes. FHLB stock is valued based on the most recent redemption value.

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

Off-balance sheet financial instruments - Commitments to extend credit represent the principal categories of off-balance sheet financial instruments (see Note 11). The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value of Financial Instruments (continued)
The carrying amount and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,811	$8,811	$8,724	$8,724
Interest bearing deposits with banks	29,425	29,425	90	90
Securities	48,879	49,057	177,043	176,828
FHLB stock	13,712	13,712	13,712	13,712
Loans receivable, net	658,952	718,047	628,921	635,026

Financial liabilities
Deposits	$519,239	$519,932	$461,487	$444,397
Borrowed funds	291,217	326,660	320,454	327,398
Corporate drafts payable	1,554	1,554	2,510	2,510

Fair value of trust preferred CDO securities - Effective January 1, 2008, the Company began determining the fair market value of our financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 describes three levels of inputs that can be used:

Level 1 - Quoted prices in active markets for identical assets or liabilities; including items such as U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  This category generally includes items such as certain U.S. Government and agency securities; certain CDO securities; and corporate debt securities.

Level 3 - Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain CDO securities and certain private equity investments.

We carry our available-for-sale (“AFS”) securities at fair value and perform recurring valuations on our AFS securities.  We use observable inputs (i.e., Level 2 inputs under SFAS 157) to value our agency mortgage-backed securities, if any, and use unobservable inputs (i.e., Level 3 inputs under SFAS 157) to value our trust preferred CDO securities.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 impacted how the trust preferred CDO securities shown on the statement of financial condition were valued at September 30, 2008 and December 31, 2008.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value of Financial Instruments (continued)

The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157 and FSP 157-3 as of December 31, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Available-for-sale securities	$-	$-	$14,895	$14,895

We believe that the estimate of fair value of our trust preferred CDO securities is a “critical accounting estimate” because (1) it is highly susceptible to change from period to period as a result of the volatile financial markets and because it requires the Company to make significant assumptions about the fair value of a substantial asset; and (2) the impact of a large decline in the fair value of this asset can and has resulted in a significant decline in earnings, shareholders’ equity, and regulatory capital which may adversely affect the Company going forward.

Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade A-rated mezzanine tranches of trust preferred CDO securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  The Company holds 15 separate trust preferred CDO securities; PreTSL IV, and VI through XIX.

Prior to September 30, 2008, the Company determined the fair value of the trust preferred CDO securities using a valuation technique based on Level 3 inputs that did not require adjustment.  The Level 3 inputs included estimates of the market value for each security provided through our investment accounting service provider and were verified through another broker when significant changes occurred.

Beginning September 30, 2008, the Company determined based on market activity that the market for the trust preferred CDO securities that the Company holds and for similar collateralized debt obligation securities (such as higher-rated tranches within the same collateralized debt obligation security) were inactive.  That determination was made considering that there are few observable transactions for the trust preferred CDO securities or similar collateralized debt obligation securities and the observable prices for those transactions have varied substantially over time.  Consequently, the Company has considered those observable inputs, and has determined our trust preferred CDO securities should remain classified within Level 3 of the fair value hierarchy.

At September 30, 2008, the Company used an income approach valuation technique (using discounted cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimized the use of unobservable inputs which was considered more representative of fair value then relying on the estimation of market value technique used prior to September 30, 2008, which had few observable inputs and relied primarily on data in an inactive market.  The Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine fair value at September 30, 2008.

At December 31, 2008, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources, along with internally prepared valuations.  The weighted average range of values for the trust preferred CDO securities as of December 31, 2008 was $0.12 to $0.49 per $1.00 of par value, and reflect the current illiquid and inactive market for these types of securities.  Based on its analysis, the Company currently believes that a weighted average value of approximately $0.14 per $1.00 of par value is representative of the fair value of the entire $108.0 million (par value) in the trust preferred CDO securities portfolio.

At December 31, 2008, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm.  The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be most representative of the price at which the security could be sold in the current inactive and illiquid market.  The general methodology includes the following:

•	a review of any market activity in the securities or similar securities, and considers the sale price, including distressed sales, as a starting indication of the securities’ value;

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value of Financial Instruments (continued)

•	a review of the defaults and deferrals by the underlying issuers for each of the securities;
•	a review of any rating agency research reports and rating indications;
•	a review of the expected cash flows for relative value and to determine if any payments will be missed; and
•	a review of the underlying collateral and credits, and for overlap of issuers.

The Company has reflected the change in value of 12 trust preferred CDO securities as an unrealized loss of $71.5 million (pre-tax), or $47.2 million net of income tax benefit, as a component of shareholders’ equity (i.e., accumulated other comprehensive loss) and recorded $21.7 million in impairment charges (pre-tax), or $14.1 million net of income tax benefit on the remaining three trust preferred CDO securities considered to involve other-than-temporary impairment.

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred CDO securities) (dollars in thousands):

Securities Available-for-Sale (Level 3)

Beginning Balance at December 31, 2007	$-
Transfers into Level 3	102,356
Total realized and unrealized gains(losses)	(86,818)
Purchases	-
Paydowns and Maturities	(643)
Ending Balance at December 31, 2008	$14,895

The amount of total gains (losses) for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2008	$21,706

Fair value of loans - The Company does not record impaired loans at fair value on a recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of December 31, 2008, management evaluated $28.0 million of impaired loans, which consisted of $24.8 million in construction loans and $3.2 million in commercial business loans.  The $21.6 million fair market value of impaired loans reported in the table below represents the $28.0 million in impaired loan balances, net of a $6.4 million specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of collateral.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by SFAS 157 as of December 31, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$-	$-	$21,551	$21,551
Real estate owned	-	-	6,796	6,796
Total	$-	$-	$28,347	$28,347

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Parent Company Only Financial Statements

The following is a summary of condensed parent company financial information for Rainier Pacific Financial Group, Inc. (dollars in thousands):

	At December 31,
	2008	2007
Statement of Financial Condition
Assets
Cash and cash equivalents	$154	$317
Investment in bank subsidiary	28,570	85,684
Other assets	574	821

Total Assets	$29,298	$86,822

Liabilities and Shareholders’ Equity
Liabilities	$4	$2
Shareholders’ Equity	29,294	86,820

Total Liabilities and Shareholders’ Equity	$29,298	$86,822

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Parent Company Only Financial Statements (continued)

	Years Ended December 31,
	2008	2007	2006
Statement of Operations
Income
Interest income	$-	$1	$9
Other income:
Dividend income from subsidiary	2,243	2,170	1,690
Equity in undistributed earnings (losses) of subsidiary	(16,150)	2,185	1,398
Total income (loss)	(13,907)	4,356	3,097

Expenses
Other	458	387	393
Total expenses	458	387	393

Income (loss) before provision benefit for federal income tax	(14,365)	3,969	2,704

Provision (benefit) for federal income tax	250	115	(81)

Net income (loss)	$(14,615)	$3,854	$2,785

	Years Ended December 31,
	2008	2007	2006
Statement of Cash Flows
OPERATING ACTIVITIES
Net income (loss)	$(14,615)	$3,854	$2,785
Adjustments to reconcile net income to net from operating activities:
Equity in undistributed earnings (losses) of subsidiary	16,150	(2,185)	(1,398)
Dividend income from subsidiary	(2,243)	(2,170)	(1,690)
(Increase) decrease in other assets	247	1,442	(226)
Increase (decrease) in other liabilities	2	2	(27)
Net cash provided from (used in) operating activities	(459)	943	(556)

FINANCING ACTIVITIES
Common stock repurchased	(983)	(2,113)	(1,700)
Repayment of loan from ESOP	836	836	836
Dividends paid	(1,804)	(1,701)	(1,594)
Dividends received from subsidiary	2,243	2,170	1,690
Other financing activities, net	4	(78)	4
Net cash provided from (used in) financing activities	296	(886)	(764)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(163)	57	(1,320)

Cash and Cash Equivalents at Beginning of year	317	260	1,580

Cash and Cash Equivalents at End of year	$154	$317	$260

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Selected Quarterly Financial Data (Unaudited)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2008
Interest income	$13,646	$12,941	$12,416	$12,503	$51,506
Interest expense	7,103	6,503	6,262	6,311	26,179

Net interest income	6,543	6,438	6,154	6,192	25,327

Provision for loan losses	150	550	6,000	300	7,000

Net interest income after provision for
loan losses	6,393	5,888	154	5,892	18,327

Non-interest income (loss)	2,821	2,601	2,479	(18,997)	(11,096)

Non-interest expense	6,958	6,900	7,022	7,937	28,817

Income (loss) before provision benefit for federal income tax	2,256	1,589	(4,389)	(21,042)	(21,586)

Provision benefit for federal income tax expense	812	572	(1,439)	(6,916)	(6,971)

Net income (loss)	$1,444	$1,017	$(2,950)	$(14,126)	$(14,615)

Earnings (loss) per common share:
Basic	$0.24	$0.17	$(0.49)	$(2.36)	$(2.44)
Diluted	$0.24	$0.17	$(0.49)	$(2.36)	$(2.44)
Weighted average shares outstanding:
Basic	5,983,393	5,987,866	5,998,207	5,991,574	5,990,260
Diluted	5,983,393	5,987,866	5,998,207	5,991,574	5,990,260

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007
Interest income	$14,240	$14,313	$14,718	$14,472	$57,743
Interest expense	7,854	7,894	7,985	7,711	31,444

Net interest income	6,386	6,419	6,733	6,761	26,299

Provision for loan losses	150	150	150	150	600

Net interest income after provision for
loan losses	6,236	6,269	6,583	6,611	25,699

Non-interest income	2,242	2,344	2,412	2,628	9,626

Non-interest expense	7,109	7,102	7,349	7,453	29,013

Income before provision for federal income tax	1,369	1,511	1,646	1,786	6,312

Provision for federal income tax expense	479	529	574	876	2,458

Net income	$890	$982	$1,072	$910	$3,854

Earnings per common share:
Basic	$0.15	$0.16	$0.18	$0.15	$0.64
Diluted	$0.15	$0.16	$0.18	$0.15	$0.64
Weighted average shares outstanding:
Basic	5,976,430	5,995,114	5,983,586	5,979,580	5,983,677
Diluted	6,094,582	6,073,991	5,983,586	5,979,580	6,010,971

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Selected Quarterly Financial Data (Unaudited) (continued)

(dollars in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006
Interest income	$12,724	$13,194	$14,178	$14,128	$54,224
Interest expense	6,324	7,098	7,865	7,953	29,240

Net interest income	6,400	6,096	6,313	6,175	24,984

Provision for loan losses	150	150	150	150	600

Net interest income after provision for
loan losses	6,250	5,946	6,163	6,025	24,384

Non-interest income	2,020	2,222	2,303	2,335	8,880

Non-interest expense	7,281	7,103	7,311	7,015	28,710

Income before provision for federal income tax	989	1,065	1,155	1,345	4,554

Provision for federal income tax expense	379	415	452	523	1,769

Net income	$610	$650	$703	$822	$2,785

Earnings per common share:
Basic	$0.10	$0.11	$0.12	$0.14	$0.47
Diluted	$0.10	$0.11	$0.12	$0.14	$0.47
Weighted average shares outstanding:
Basic	5,931,068	5,924,609	5,951,363	5,958,304	5,941,336
Diluted	5,931,068	5,935,785	5,993,987	6,022,936	5,961,603

Note 20 - Subsequent Events

On February 13, 2009, the Company announced that the Bank entered into a definitive agreement with U.S. Bank National Association ND, doing business as Elan Financial Services (“Elan”), to sell its VISA credit card portfolio balances as of January 31, 2009. The company anticipates recognizing a pre-tax gain of approximately $3.0 million on the sale of $21.9 million of eligible credit card account balances as defined under the agreement in the first quarter of 2009. The actual gain recognized and the balance of the accounts sold to Elan are, however, subject to change as those amounts will be determined on the actual date of the portfolio of accounts are transferred to Elan, which is expected to occur in the second quarter of 2009. The Bank and Elan have also entered into a short-term interim servicing agreement and a five-year joint marketing agreement, under which the Bank will continue to service the credit card account receivables until the portfolio of accounts is transferred to Elan, and will continue to market and offer Bank branded credit cards.

On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the deposits of FDIC insured institutions as of June 30, 2009.  The assessment is to be collected on September 30, 2009.  This assessment is estimated to add approximately $950,000 in operating expenses and therefore will have a material impact on the Bank’s earnings in 2009.  Additionally, the interim rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points per calendar quarter, if necessary, to maintain public confidence in federal deposit insurance.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer (prior to his separation from employment on February 27, 2009) and other members of the Company's management team as of the end of the period covered by this annual report.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company's disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

Management's Annual Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.  Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal 1 -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting
Compliance" is included in the Company=s Proxy Statement and is incorporated herein by reference.

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

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	560,800	$16.34	282,484
2004 Management Recognition Plan (1)	--	--	64,036

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	560,800	$16.34	346,520
____________
(1)
The restricted shares granted under the 2004 Management Recognition Plan were purchased by the Company in open market transactions, and subsequently issued to the Company=s directors and certain employees on June 24, 2004 and June 1, 2007.  The fair market value of the restricted shares awarded on their respective award dates were $16.20 per share on June 24, 2004, and $20.40 per share on June 1, 2007.  As of December 31, 2008, there were 269,740 restricted shares issued and outstanding pursuant to the 2004 Management Recognition Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained under the section captioned "Independent Auditor and Related Fees" is included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Amended and Restated Employment Agreement between the Company and the Bank and John A. Hall (2)
10.3	Employment Agreement between the Company and the Bank and Victor J. Toy (2)
10.4	Employment Agreement between the Company and the Bank and Joel G. Edwards (2)
10.5	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
10.6	Rainier Pacific 2004 Stock Option Plan (3)
10.7	Rainier Pacific 2004 Management Recognition Plan (3)
10.8	Form of Incentive Stock Option Agreement (4)
10.9	Form of Non-Qualified Stock Option Agreement (4)
10.10	Form of Restricted Stock Award Agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

__________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349).
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINIER PACIFIC FINANCIAL GROUP, INC.

Date: March 13, 2009	By:	/s/John A. Hall
John A. Hall
President, Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/John A. Hall	President, Chief Executive Officer, Interim	March 13, 2009
John A. Hall	Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial and Accounting Officer )

/s/Edward J. Brooks	Chairman of the Board	March 13, 2009
Edward J. Brooks

/s/Karyn R. Clarke	Director	March 13, 2009
Karyn R. Clarke

/s/Bruce W. Valentine	Director	March 13, 2009
Bruce W. Valentine

/s/Charles E. Cuzzetto	Director	March 13, 2009
Charles E. Cuzzetto

/s/Stephen M. Bader	Director	March 13, 2009
Stephen M. Bader

/s/Brian E. Knutson	Director	March 13, 2009
Brian E. Knutson

/s/Victor J. Toy	Director	March 13, 2009
Victor J. Toy

/s/Alfred H. Treleven, III	Director	March 13, 2009
Alfred H. Treleven, III

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act