Form 10-Q
period 2009-03-31
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2009-05-11
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… March 31, 2009

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
Yes            X        No        _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes       _____     No        _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______	Accelerated filer X
Non-accelerated filer ______	Smaller reporting company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ____        No     X   .

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of March 31, 2009
Common stock, no par value	6,294,898 *

*  Includes 305,393 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 2,696 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS	At March 31,	At December 31,
	2009	2008
ASSETS:

Cash and cash equivalents	$6,184	$8,811
Interest-bearing deposits with banks	64,051	29,425
Securities available-for-sale	28,233	14,895
Securities held-to-maturity (fair value at March 31, 2009: $33,243; at December 31, 2008: $34,162)	32,598	33,984
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans held-for-sale	9,573	1,505
Loans	630,695	670,776
Less allowance for loan losses	(8,456)	(13,329)
Loans, net	631,812	658,952

Premises and equipment, net	33,458	33,770
Accrued interest receivable	3,322	3,535
Real estate owned	6,087	6,796
Deferred tax asset, net	32,786	37,551
Other assets	6,081	5,802
TOTAL ASSETS	$858,324	$847,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$45,166	$40,331
Interest-bearing	463,443	478,908

Total deposits	508,609	519,239

Borrowed funds	299,681	291,217
Corporate drafts payable	3,927	1,554
Accrued compensation and benefits	1,013	1,745
Other liabilities	5,929	4,184

TOTAL LIABILITIES	819,159	817,939

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,294,898 shares issued and 5,986,809 shares outstanding at March 31, 2009; and 6,295,298 shares issued and 5,968,393 sharesoutstanding at December 31, 2008	51,284	51,303
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,054)	(3,224)
Accumulated other comprehensive loss, net of tax	(44,270)	(47,206)
Retained earnings	35,205	28,421

TOTAL SHAREHOLDERS’ EQUITY	39,165	29,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$858,324	$847,233

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share data)
	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Loans	$10,242	$11,277
Securities available-for-sale	834	1,857
Securities held-to-maturity	353	451
Interest-bearing deposits	19	27
FHLB dividends	-	34
Total interest income	11,448	13,646

INTEREST EXPENSE
Deposits	2,632	3,587
Borrowed funds	3,226	3,516
Total interest expense	5,858	7,103
Net interest income	5,590	6,543

PROVISION FOR LOAN LOSSES	2,300	150
Net interest income after provision for loan losses	3,290	6,393

NON-INTEREST INCOME
Deposit service fees	798	839
Loan service fees	231	315
Insurance service fees	587	550
Investment service fees	175	164
Real estate lease income	257	246
Gain on sale of securities, net	-	11
Gain on sale of loans, net	3,561	235
Loss on sale of other real estate owned	(2)	-
Gain on sale of premises and equipment, net	(1)	-
Other operating income	44	461
Total non-interest income	5,650	2,821

NON-INTEREST EXPENSE
Compensation and benefits	3,625	4,060
Office operations	956	955
Occupancy	638	614
Loan servicing	135	109
Outside and professional services	485	448
Marketing	257	284
Other operating expenses	1,293	488
Total non-interest expense	7,389	6,958

IMPAIRMENT ON SECURITITES
Total other-than-temporary impairment (“OTTI”) losses	(1,433)	-
Portion recognized in other comprehensive income (loss)	(7,050)	-
Net impairment losses	(8,483)	-

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(6,932)	2,256

PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(2,319)	812

NET INCOME (LOSS)	$(4,613)	$1,444

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.77)	$0.24
Diluted	$(0.77)	$0.24
Weighted average shares outstanding-Basic	5,974,588 (1)	5,983,393	(2)
Weighted average shares outstanding-Diluted	5,974,588	5,983,383

(1)
Weighted average shares outstanding – Basic includes 266,644 vested and ratably earned shares of the 269,340 restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 245,972 vested and ratably earned shares of the 326,300 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Loss	Total

Balance, December 31, 2007	6,466,633	$50,458	$(3,903)	$44,840	$(4,575)	$86,820

Common stock repurchased	(114,175)	(983)				(983)
MRP forfeitures	(57,160)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		(52)				(52)
Dividends paid				(1,804)		(1,804)
Amortization of compensation related to MRP		1,542				1,542
Amortization of compensation related to the Stock Option Plan (“SOP”)		338				338
Comprehensive income (loss):
Net loss				(14,615)		(14,615)
Unrealized loss on securities, net of tax benefit of $21,961					(42,631)	(42,631)
Total comprehensive income (loss)						(57,246)

Balance, December 31, 2008	6,295,298	51,303	(3,224)	28,421	(47,206)	29,294

Cumulative effect adjustment for OTTI/ credit loss, net of tax of $5,871(1)				11,397	(11,397)	-

Balance, January 1, 2009	6,295,298	51,303	(3,224)	39,817	(58,602)	29,294

MRP forfeitures	(400)
Earned ESOP shares released			170			170
ESOP activity - Change in value of shares committed to be released		(52)				(52)
Amortization of compensation related to MRP		24				24
Amortization of compensation related to SOP		9				9
Comprehensive income (loss) (1):
Net loss				(4,613)		(4,613)
Unrealized gain on available-for-sale securities, net of tax of $7,383					14,333	14,333
Total comprehensive income (loss)						9,720

Balance, March 31, 2009	6,294,898	$51,284	$(3,054)	$35,205	$(44,270)	$39,165

(1)
The impact of adopting FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporarily Impairments, was to increase the beginning balance of retained earnings and reduce the beginning balance of other comprehensive income/(loss) by $17.3 million (or $11.4 million after tax) as of January 1, 2009.  The total unrealized gain in the Company’s other comprehensive income/(loss) during the first quarter of 2009 was $21.7 million (or $14.3 million after tax).  The portion of this unrealized gain associated with non-credit related factors on securities deemed to involve OTTI was $10.0 million (or $6.6 million after tax), while the portion of this unrealized gain on non-OTTI securities is $11.7 million (or $7.7 million after tax).

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,613)	$1,444
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	574	599
Impairment losses on securities, net	8,483	-
Provision for loan losses	2,300	150
Deferred income tax	-	50
Gain on sale of securities, net	-	(11)
Loss on sale of real estate owned (“REO”)	2	-
Loss on sale of premises and equipment, net	1	-
Gain on sale of loans, net	(3,561)	(235)
Amortization of premiums and discounts on securities	60	104
Amortization of intangible assets	107	73
Compensation for restricted stock awards	24	290
Compensation for stock options	9	65
Change in operating assets and liabilities, net:
Accrued interest receivable	213	345
Other assets	(3,195)	(161)
Corporate drafts payable	2,373	1,611
Other liabilities	1,013	(1,439)

Net cash provided from operating activities	3,790	2,885

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with banks	(34,626)	(6,913)
Activity in securities available-for-sale:
Sales	-	14,294
Maturities, prepayments, and calls	46	1,025
Activity in securities held-to-maturity:
Sales	-	3,702
Maturities, prepayments, and calls	1,366	1,537
Increase in loans, net	(27,158)	(32,217)
Proceeds from sales of loans	55,559	13,578
Purchases of premises and equipment	(263)	(388)
Proceeds from sales of REO	707	-

Net cash used in investing activities	(4,369)	(5,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,630)	9,885
Advances on borrowed funds	22,752	52,239
Repayments of borrowed funds	(14,288)	(58,340)
Repayment of ESOP debt	170	170
Cash payments related to acquisition of insurance agencies	-	(1,121)
Change in value of ESOP shares committed to be released	(52)	66
Dividends paid	-	(453)
Common stock repurchased	-	(211)

Net cash provided from (used in) financing activities	(2,048)	2,235

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,627)	(262)

CASH AND CASH EQUIVALENTS, at beginning of period	8,811	8,724

CASH AND CASH EQUIVALENTS, at end of period	$6,184	$8,462

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,859	$7,047

Income taxes	$300	$50

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Loans charged-off to the allowance for loan losses	$7,173	$250

Loans foreclosed upon with repossessions transferred to REO	$-	$-

Unrealized gains (losses) on available-for-sale securities	$21,715	$(6,285)

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which were filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (the “Company’s 2008 Form 10-K”).  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the March 31, 2009 presentation.  These reclassifications have no effect on net income, equity, or earnings per share, with the exception of the implementation of new accounting standards (for additional information, reference is made to Note 3 below).

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the trust preferred collateralized debt obligation (“trust preferred CDO”) securities, the valuation of its investment in held-to-maturity securities and Federal Home Loan Bank of Seattle stock, the valuation of the deferred tax asset and liability accounts, the value of mortgage servicing rights, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties.

There were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Company’s 2008 Form 10-K, except for those discussed below in Note 3 - Recently Issued Accounting Standards.

Note 3 – Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement became effective November 15, 2008, or 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretations (“AU”) Section 411 on September 16, 2008, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. This statement did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 impacted how the trust preferred CDO securities shown on the statement of financial condition are valued.  See Note 9 of this Form 10-Q for additional information regarding fair value.

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including our portfolio of trust preferred CDO securities.  These FSPs changed the method for determining if an OTTI exists and the amount of OTTI to be recorded through an entity’s statement of operations. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI condition. The three FSPs are as follows:

•
FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.    This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected early adoption of this FSP in its interim consolidated financial statements for the three months ended March 31, 2009.

•
FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for all periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for all periods ending after March 15, 2009, and the Company elected early adoption of this FSP in its interim consolidated financial statements for the three months ended March 31, 2009 (see Note 9 below).

•
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect early adoption of this FSP.

Note 4 – Economic Risks and Regulatory Actions

The Company’s performance for the quarter ended March 31, 2009 was adversely affected by the national economic slowdown and continued stress on the financial conditions in the banking industry and the credit markets.  These economic conditions contributed to significant deterioration in the credit quality and valuation of the Bank’s $108.2 million (par value as of March 31, 2009) in holdings of trust preferred CDO securities issued by banks and insurance companies.  The deterioration in the local residential housing market and declining housing prices in the Company’s primary market area are also contributed to weaker first quarter 2009 performance and are the primary factors that resulted in the Company’s net loss of $4.6 million for the quarter ended March 31, 2009.

During the first quarter of 2009, the Company realized non-cash pre-tax other-than-temporary impairment charges of $8.5 million related to it’s trust preferred CDO securities, and a provision for loan losses of $2.3 million.  The Company also reported an accumulated other comprehensive loss, net of tax, of $44.3 million at March 31, 2009 related to the decline in fair value of its trust preferred CDO securities, which was comparable to the $47.2 million comprehensive loss as of December 31, 2008.  Total shareholders’ equity at March 31, 2009 was $39.2 million, or 4.56% of total assets, representing an increase of $9.9 million from

$29.3 million, or 3.46% of total assets, at December 31, 2008.  The increase is a direct result of the implementation of FSP 157-4, detailed in Note 9 of this Form 10-Q.  Despite the increase from December 31, 2008, these items have negatively affected the Company’s capital adequacy and have resulted in an increased level of regulatory supervision.

The Company and the Bank are subject to various regulatory capital requirements administered by the banking agencies.  Failure to meet minimum capital requirements can result in mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material adverse affect on the Company and the Bank and the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  As of March 27, 2009, Moody’s Investor Services had downgraded all of our trust preferred CDO securities to a highly speculative grade, which requires the Bank to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Therefore, the Bank is required to apply a higher “risk weighting formula” to these securities in calculating its regulatory capital ratios.  That formula calls for increasing the Bank’s risk-weighted assets for these securities to $428.1 million, well above the $108.2 million in par value held by the Company, in calculating the Bank’s regulatory capital ratios, thereby diluting such ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated ratios are as follows at March 31, 2009:  a Tier I leverage ratio of 8.49% (compared to a “well capitalized” threshold of 5.00%); a Tier I risk-based capital ratio of 6.66% (compared to a “well capitalized” threshold of 6.00%); and a total risk-based capital ratio of 7.45% (compared to a “well capitalized” threshold of 10.00% and an “adequately capitalized” threshold of 8.00%).  Accordingly, with a total risk-based capital ratio of 7.45%, the Bank is categorized as “under capitalized” as calculated under the regulatory capital standards, and both the Bank and the Company are subject to a higher level of regulatory oversight and supervision.

In connection with its regulatory supervision, the FDIC has imposed certain requirements on the Bank, including the requirement to provide prior notice to the FDIC regarding any additions or changes to directors or senior executive officers, to not pay certain kinds of severance and other forms of compensation without regulatory approval, and disallowing the Bank to accept or roll-over maturing brokered deposits or to offer higher-than-market deposit rates.  In addition, on May 6, 2009, the FDIC notified the Bank that its capital category for purposes of prompt corrective action was "under capitalized" and that the Bank is subject to the mandatory requirements of Section 38 of the Federal Deposit Insurance Act and the FDIC's related regulations, including the submission of a capital restoration plan by June 19, 2009.  As a result of the risks associated with the Bank’s investment in trust preferred CDO securities and the potential for increased provisions for loan losses, management anticipates that the regulatory agencies will require the Company and the Bank to raise additional capital and potentially be subjected to other operational requirements.

In response to these financial challenges and increased regulatory supervision, the Company is taking a number of tactical actions aimed at preserving existing capital, reducing its lending exposures and associated capital requirements thereof, and increasing liquidity.  The tactical actions being taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, selling the VISA credit card portfolio and single-family loans, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Concurrent with the tactical actions, the Company is also evaluating various strategic options and has engaged the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives.  While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, we cannot be assured that in the current financial environment these efforts will be successful and will result in sufficient capital preservation or infusion prior to any actions that the Company’s and the Bank’s regulators may take.

While management believes that the Company is taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect the Company’s continuing operations.

Note 5 – Allowance for Loan Losses

During the quarter ended March 31, 2009, the Company reviewed all of its classified loans totaling $52.8 million for impairment under Statement of Financial Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”).  According to SFAS 114, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect all amounts due—both principal and interest—according to the contractual terms of the loan agreements.  The Company determined that $21.0 million of the $52.8 million of classified loans were impaired.  Those loans were then reviewed to determine what, if any, specific allocation of the allowance for loan losses was necessary based on collateral value, borrower cash flows, and other relevant information.  The loans reviewed primarily consist of construction and land development loans from three builders who have experienced cash flow difficulties as a result of the slowing housing market and decreased property valuations.  The review resulted in a $1.8 million specific allowance at March 31, 2009, compared to a $6.4 million specific allowance at December 31, 2008.  The decrease in the specific allowance from the December 31, 2008 balance was primarily due to $6.6 million of principal balance charge-offs associated with $24.0 million in impaired loans during the first quarter of 2009.  Therefore, the net carrying amount of our $21.0 million in impaired loans as of March 31, 2009 was $19.2 million.  During the quarter ended March 31, 2009, the provision for loan losses was $2.3 million, compared with $150,000 for the same period a year ago.

    The following table shows the changes in our allowance for loan losses for the three month periods ended March 31, 2009, December 31, 2008, and March 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
Allowance at beginning of period	$13,329	$13,943	$8,079

Provision for loan losses	2,300	300	150
Recoveries	38	67	72
Charge-offs	(7,211)	(981)	(322)

Allowance at end of period	$8,456	$13,329	$7,979

Note 6 – Federal Income Tax

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

Our permanent differences consist primarily of certain adjustments for the ESOP, MRP, and SOP, tax exempt investment income, meals and entertainment, non-deductible dues, and other differences that are common within the banking industry.  We have supporting documentation for these differences and appropriately add back an allocable interest expense under Internal Revenue Code Sections 265 and 291 related to our tax exempt income.

Our temporary differences consist primarily of unrealized losses and impairment losses on investment securities, loan loss adjustments, stock dividends from the FHLB of Seattle, differences in depreciation, certain adjustments for the ESOP, MRP and SOP, our charitable contributions, and other timing differences that are common in the banking industry.  We have utilized cost segregation for a small percentage of our fixed assets, and this cost segregation study was performed by a third-party.

As disclosed in the Company’s 2008 Form 10-K, we have recorded a $965,000 valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  The Company was not able to realize the full deduction for the charitable contribution made in 2003, and management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2004 because of potentially insufficient current year taxable income.  Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.  Management will review the deductibility of the charitable contribution each quarter, and will increase the valuation allowance if necessary.

We do not believe that we have any uncertain tax positions as of March 31, 2009 that would rise to the level of having a material impact on our financial statements.  We have concluded, as of March 31, 2009, that no additional adjustments or valuation allowances are necessary.

Note 7 – Stock-Based Compensation

Accounting for Stock-Based Compensation.  On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”), using the “modified prospective” method in which compensation cost is recognized for all share-based payments granted prior to the effective date of SFAS 123(R) that remained unvested on the effective date and for all awards granted to employees after the effective date.  See the Company’s 2008 Form 10-K for additional information regarding stock-based compensation.

In December 2008, the Company accepted the voluntary forfeiture by executive officers and board members of all unvested stock options and MRP shares previously granted.  In connection with this voluntary forfeiture, 56,160 MRP shares were cancelled at an aggregate expense of $937,000.  These forfeitures made up the majority of the 57,160 total shares forfeited in 2008.  Primarily as a result of these voluntary forfeitures, there were only 2,696 unvested restricted shares outstanding at March 31, 2009.  The Company also accepted the voluntary forfeiture by executive officers and board members of all unvested stock options previously granted.  A total of 137,600 stock options granted to executive management and board members were cancelled during December 2008 at an aggregate expense of $191,000.

Stock-based compensation expense related to restricted stock awards recognized by the Company in the Consolidated Statements of Operations was $24,000 for the three months ended March 31, 2009 compared to $290,000 for the three months ended March 31, 2008.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $49,000 and $79,000 at March 31, 2009 and December 31, 2008, respectively.

Stock-based compensation expense related to stock options recognized by the Company in the Consolidated Statements of Operations was $9,000 for the three months ended March 31, 2009 compared to $65,000 for the three months ended March 31, 2008.  On an after-tax basis, stock-based compensation expense was $6,000 for the three months ended March 31, 2009 compared to $42,000 for the same period in 2008.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $80,000 and $96,000 at March 31, 2009 and December 31, 2008, respectively.

The following represents the stock option activity and option exercise price information for the three months ended March 31, 2009:

	Number of Options	Weighted-Average Price Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	560,800	$16.55

Granted	-	-
Exercised	-	-
Cancelled	(4,400)	16.45

Balance at March 31, 2009	556,400	$16.55	$ -

(1) Based on the March 31, 2009 closing stock price of $0.57, there was no intrinsic value at March 31, 2009.

There were no grants during 2008 or the first three months of 2009.  Financial data pertaining to the outstanding stock options at March 31, 2009 is as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	503,400	5.25	$16.26	402,720	$16.26
2005	15,600	6.50	16.72	9,360	16.72
2007	37,200	8.25	20.40	7,480	20.40
	556,400	5.49	$16.55	419,560	$16.34

Note 8 – Earnings Per Share

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$(4,613)	$1,444

Denominator:
Denominator for basic earnings per share:
Weighted average shares	5,974,588	5,983,393
Effect of dilutive common stock equivalents:
Stock options	-	-
MRP restricted stock	-	-
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion ofdilutive stock options and restricted stock	5,974,588	5,983,393

Basic earnings (loss) per share	$(0.77)	$0.24
Diluted earnings (loss) per share	$(0.77)	$0.24

For the periods ended March 31, 2009 and 2008, there were no dilutive securities included in the calculation of earnings per share.

Note 9 – Fair Value

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

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  This category generally includes items such as certain U.S. Government and agency securities; certain collateralized debt obligation (“CDO”) securities; and corporate debt securities.

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

We carry our available-for-sale (“AFS”) securities at fair value and perform recurring valuations on our AFS securities.  We use unobservable inputs (i.e., Level 3 inputs under SFAS 157) to value our trust preferred CDO securities held in our AFS portfolio.

As discussed in Note 3- Recent Accounting Pronouncements, FSP 157-3 and FSP 157-4 clarify the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. The Company early adopted FSP 157-4 effective March 31, 2009.  The Company’s adoption of both FSP 157-3 and FSP 157-4 impact how the trust preferred CDO securities shown on the Consolidated Statements of Financial Condition were valued at March 31, 2009.

The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157, FSP 157-3, and FSP 157-4 as of December 31, 2008 and March 31, 2009 (dollars in thousands):

Measured on a recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value
Available-for-sale securities:

At December 31, 2008	$-	$-	$14,895	$14,895

At March 31, 2009	$-	$-	$28,233	$28,233

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

Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade A-rated mezzanine tranches of trust preferred CDO securities.  The underlying collateral for the trust preferred CDO securities are pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  The Company holds 15 separate trust preferred CDO securities; identified as Preferred Term Securities Limited (“PreTSL”) securities; specifically PreTSL IV, and VI through XIX.

In accordance with the FASB guidance in effect at December 31, 2008, the Company reviewed a variety of alternative pricing information for these securities including pricing provided by independent investment banking/brokerage and financial consulting sources, along with internally prepared valuations.  The weighted average range of values for the trust preferred CDO securities as of December 31, 2008 was $0.12 to $0.49 per $1.00 of par value, and reflected the illiquid and inactive market for these types of securities.  Additionally, the Company valued the trust preferred CDO securities using values based on Level 3 inputs provided by an independent investment banking/brokerage firm.  The estimates of fair value were predominately based on a review of the securities and any recent sales activity of the same or similar securities, and were considered to be most representative of the price at which the security could be sold in the then inactive and illiquid market.  The general methodology included the following:

•	a review of any market activity in the securities or similar securities, and considered the sale price, including distressed sales, as a starting indication of the securities’ value;
•	a review of the defaults and deferrals by the underlying issuers for each of the securities;
•	a review of any rating agency research reports and rating indications;
•	a review of the expected cash flows for relative value and to determine if any payments will be missed; and
•	a review of the underlying collateral and credits, and for overlap of issuers.

For the quarter ended March 31, 2009, the Company reviewed all investments, for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”).  According to SFAS 115, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is judged to be OTTI, the cost basis of the individual security is written down to fair value and the write-down is included as an impairment charge against earnings.  FSP 115-2 updates this method to include a write-down of only the portion of OTTI that relates to credit loss as a charge against earnings.  The remaining difference between fair value and amortized cost is recognized in other comprehensive income (non credit loss portion).  As discussed in Note 3- Recent Accounting Pronouncements, on April 9, 2009, the Company adopted FSP 157-4, FSP 115-2 and FSP 124-2 as of January 1, 2009.  FSP 157-4 provides guidance on how to use modeled values rather than broker/dealer prices to determine fair value in an illiquid and inactive market.  The Company adopted and utilized this guidance for the quarter ended March 31, 2009 to determine the fair value of its trust preferred CDO securities as well as FSP 115-2 and FSP 124-2 for the bifurcation of other-than-temporary impairment losses recognized in earnings (credit loss portion) and other comprehensive income (non-credit loss portion).

To determine if the trust preferred CDO securities were impaired, the Company used a discounted cash flow analysis.  The cash flow models used were provided by an investment brokerage firm using management’s assumptions to determine if the net present value of the cash flows expected on each security were still equivalent to or greater than the original cash flows projected on the security when purchased.  The cash flows are discounted at rates approximating the respective coupon rates, and assume that all current defaults and deferrals by the issuers on the underlying trust preferred securities have no recoveries.  The analysis also incorporates additional projected deferrals based upon management’s assessment and risk analysis of the financial condition and performance of each of the underlying issuers that were making payments throughout the first quarter of 2009.  These projected deferrals are projected to occur immediately next quarter, with a 15% recovery rate after two years.  Additionally, the model assumes additional default rates of 0.50% for the remaining collateral annually thereafter with a 15% recovery rate after two years.  Prepayment assumptions were determined to be 0% for the next five years before adjusting to a more normalized 2% per annum thereafter.  In connection with determining whether a security involved OTTI, the cash flow model resulted in management determining that six of the Company’s trust preferred CDO securities involved OTTI at March 31, 2009.  Utilizing the change in the net present value of the cash flows compared to the prior period, the Company determined that $8.5 million in total non-cash pre-tax impairment charges for these six OTTI securities were attributable to credit losses.  In addition to the credit losses recognized, the Company recorded the temporary change in the non-credit related factors of fair value for these six securities as an unrealized loss of $10.2 million (pre-tax) as a component of shareholders’ equity (i.e. accumulated other comprehensive loss).  The remaining nine trust preferred CDO securities were deemed to not involve OTTI.  The Company will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

The Company’s trust preferred CDO securities are substantially illiquid, and in addition to the determination of OTTI, their valuation is highly complex and involves a comprehensive process including quantitative modeling and significant judgment.  Accordingly, the Company engaged an independent financial consulting firm to assist the Company’s management in its quarterly evaluation of the fair value of these securities.  This firm used a stochastic model with correlative factors and proprietary credit analysis techniques to determine the probability of default for each underlying issuer.  Based on this analysis, the Company’s trust preferred CDO securities were determined, using Level 3 inputs, to have an aggregate fair value of $28.2 million.  In the event the Company had applied the same valuation technique that was used as of December 31, 2008, the aggregate fair value of the Company's trust prefered CDO securities at March 31, 2009 would have been $10.9 million, or $17.3 million less than the aggregate fair value provided by the independent financial consulting firm.

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred CDO securities) for the three months ended March 31, 2009 (dollars in thousands):
Securities Available-for-Sale (Level 3)

Beginning Balance at December 31, 2008	$14,895
Transfers into Level 3 (1)	192
Total realized losses on OTTI securities (2)	(8,483)
Total unrealized net gains on OTTI securities	7,050
Total unrealized net gains on non-OTTI securities	14,625
Purchases	-
Paydowns and Maturities	(46)
Ending Balance at March 31, 2009	$28,233

  (1)   Transfers into Level 3 include the capitalization of interest on two trust preferred CDO securities in an aggregate amount of $192,000.
  (2)   Total realized losses represent $8.5 million in credit related losses charged against earnings.

Fair value of loans - The Company records impaired loans at fair value on a non-recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of March 31, 2009, the Company reviewed all of its classified loans totaling $52.8 million for impairment, and identified $21.0 million of impaired loans, which consisted of $17.7 million in construction loans and $3.3 million in commercial business loans.  The $19.2 million fair market value of impaired loans, reported in the table below, represents the $21.0 million in impaired loan balances, net of a $1.8 million specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of collateral.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by SFAS 157 as of March 31, 2009 (dollars in thousands):

Measured on a non-recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$-	$-	$19,182	$19,182
Real estate owned	-	-	6,087	6,087
Total	$-	$-	$25,269	$25,269

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in the Company’s loan portfolio, result in the Company’s allowance for loan losses not being adequate to cover actual losses, and require the Company to materially increase its reserves; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates,  net interest margin, and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties, and fluctuations in real estate values in the Company’s market areas; adverse changes in the securities markets, including changes in the ability of the issuers of trust preferred CDO securities the Company owns to repay their obligations; results of examinations of the Company by the Federal Reserve Board and its bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change its regulatory capital position, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect the Company’s liquidity and earnings; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s work force and potential associated charges; computer systems on which the Company  depends could fail or experience a security breach, or the implementation of new technologies may not be successful; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to the Company; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations; pricing, products, and services; time to lease excess space in Company-owned buildings; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s 2008 Form 10-K.  Any of the forward-looking statements that the Company makes in this Form 10-Q and in the other public statements may turn out to be wrong because of inaccurate assumptions the Company might make, the factors illustrated above, or other factors that the Company cannot foresee.  Because of these and other uncertainties, the Company’s actual future results may be materially different from those expressed in any forward-looking statements made by or on the Company’s behalf.  Therefore, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statement.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At March 31,	At December 31,	$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Total assets	$858,324	$847,233	$11,091	1.3%
Investment securities (1)	60,831	48,879	11,952	24.5
Interest-bearing deposits with banks	64,051	29,425	34,626	117.7
Loans, net	631,812	658,952	(27,140)	(4.1)
Deposits	508,609	519,239	(10,630)	(2.0)
Borrowed funds	299,681	291,217	8,464	2.9
Total shareholders’ equity	39,165	29,294	9,871	33.7

(1) Includes mortgage-backed securities

Total assets increased $11.1 million or 1.3% to $858.3 million at March 31, 2009, compared to $847.2 million at December 31, 2008.  Interest-bearing deposits with the Federal Reserve Bank increased by $34.6 million during the quarter and investment securities increased $12.0 million due to a pre-tax fair value increase in our trust preferred CDO securities.  Partially offsetting these increases was a net decrease of $27.1 million in the loan portfolio, which was primarily the result of loan sales during the quarter, including the sale of our VISA credit card portfolio.  Deposits decreased $10.6 million to $508.6 million from $519.2 million at December 31, 2008, resulting primarily from the reduction of our balance of brokered deposits by $16.6 million during the quarter, which was offset by a $6.0 million increase in retail deposits.  Shareholders’ equity increased $9.9 million to $39.2 million at March 31, 2009 from $29.3 million at December 31, 2008, primarily as a result of $14.3 million in tax-effected fair value adjustments relating to our trust preferred CDO securities, offset by our net loss of $4.6 million during the three months ended March 31, 2009.

Loans.  The following table sets forth the composition of our loan portfolio (including loans held-for-sale), by type of loan, at the dates indicated (dollars in thousands):

	At March 31, 2009		At December 31, 2008		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$58,515	9.1%	$56,325	8.4%	$ 2,190	3.9%
Five or more family residential	149,562	23.4	148,949	22.2	613	0.4
Commercial	256,985	40.1	253,801	37.7	3,184	1.3
Total real estate	465,062	72.6	459,075	68.3	5,987	1.3

Real estate construction:
One-to four-family residential	59,263	9.2	71,424	10.6	(12,161)	(17.0)
Five or more family residential	491	0.1	483	0.1	8	1.7
Commercial	9,602	1.5	9,953	1.5	(351)	(3.5)
Total real estate construction	69,356	10.8	81,860	12.2	(12,504)	(15.3)

Consumer:
Automobile	10,127	1.6	11,818	1.8	(1,691)	(14.3)
Home equity	40,843	6.4	42,442	6.3	(1,599)	(3.8)
Credit cards	-	-	23,192	3.4	(23,192)	(100.0)
Other	7,547	1.2	8,132	1.2	(585)	(7.2)
Total consumer	58,517	9.2	85,584	12.7	(27,067)	(31.6)

Commercial business	47,333	7.4	45,762	6.8	1,571	3.4

Total loans	640,268	100.0%	672,281	100.0%	(32,013)	(4.8)

Less allowance for loan losses	(8,456)		(13,329)		4,873	(36.6)

Loans, net	$631,812		$658,952		$(27,140)	(4.1)%

Our net loan portfolio decreased $27.1 million or 4.1%, to $631.8 million at March 31, 2009 from the December 31, 2008 balance, primarily due to the sale of our VISA credit card portfolio as of January 31, 2009 and a $12.5 million decline in our construction loan balances, which included a $6.6 million charge-off of non-accrual construction loan balances.  We also experienced a $1.7 million decline in automobile loan balances as these loan balances continue to decline since the discontinuation of our indirect auto lending program in February 2008. In addition, home equity loan balances decreased $1.6 million during the quarter as borrowers continued to take advantage of historically low long-term rates by refinancing their existing one-to four-family mortgages and home equity balances into a single mortgage loan.  These decreases were partially offset by increases in our real estate loan portfolio, which increased $6.0 million or 1.3%, to $465.1 million at March 31, 2009 compared to $459.1 million at December 31, 2008 and commercial business loans, which increased $1.6 million during the same period.  The real estate loan growth included a $2.2 million increase in one-to four-family mortgage loans, despite the sale of $33.9 million of such mortgages due to the strong refinancing market.

Investments. The following table sets forth the composition of our investment securities at the dates indicated.  The available-for-sale investments are presented at fair value, while the held-to-maturity securities are presented at amortized cost.  Our investment in the FHLB of Seattle’s common stock is presented at cost and for reference purposes only (dollars in thousands):

	At March 31,	At December 31,	$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Available-for-sale:
Trust preferred CDO securities	$28,233	$14,895	$13,338	89.5%
Total available-for-sale	28,233	14,895	13,338	89.5

Held-to-maturity:
Municipal obligations	11,086	11,085	1	-
Mortgage-backed securities	21,512	22,899	(1,387)	(6.1)
Total held-to-maturity	32,598	33,984	(1,386)	(4.1)

Total Investment Securities	60,831	48,879	11,952	24.5

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$74,543	$62,591	$11,952	19.1%

Our investment securities portfolio increased by 24.5%, to $60.8 million at March 31, 2009 compared to $48.9 million at December 31, 2008, primarily as a result of an increase in the fair value of our trust preferred CDO securities collateralized by the trust preferred securities issued by 551 FDIC-insured financial institutions and 39 insurance companies.  Management adopted the FASB’s revised guidance issued on April 9, 2009 changing how the valuation for securities lacking an orderly and liquid market are calculated so they are more representative of fair value under current market conditions.  See Note 9 to the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this report on Form 10-Q.  In connection with adopting these new accounting standards, the Company engaged an independent consulting firm to assist the Company’s management in determining the fair value of the Company’s trust preferred CDO securities as of March 31, 2009, resulting in a $13.3 million net increase in the fair value of the Company’s portfolio of 15 trust preferred CDO securities.  Mortgage-backed securities held to maturity decreased $1.4 million as a result of routine principal reductions.

On a quarterly basis, management evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined six of our 15 trust preferred securities were other-than-temporarily impaired at March 31, 2009.  Accordingly, the Company recognized non-cash, pre-tax OTTI charges of $8.5 million reflecting the credit loss portion of the change in fair value of these securities, as shown in the Consolidated Statements of Operations.  The Company intends to, and believes it will more-likely-than-not be able to hold these securities with OTTI to the earlier of their recovery in value or the maturity of the underlying investment security.  The Company recorded the change in the non-credit related factors of the change in fair value for these six securities as a component of shareholders’ equity (i.e. accumulated other comprehensive loss).

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At March 31, 2009		At December 31, 2008		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Real estate	$-	-%	$-	-%	$-	-%
Real estate construction	17,490	2.73	24,042	3.58	(6,552)	(27.3)
Consumer	244	0.04	488	0.07	(244)	(50.0)
Commercial business	1,596	0.25	14	0.00	1,582	11,300.0
Total non-performing loans	19,330	3.02	24,544	3.65	(5,214)	(21.2)

Other non-performing assets
Repossessed assets	6,087		6,796		(709)	(10.4)
Real estate owned	25		38		(13)	(34.2)
Total other non-performing assets	6,112		6,834		(722)	(10.6)

Total non-performing assets	$25,442		$31,378		$(5,936)	(18.9)%

Total non-performing assets as a percentage of total assets	2.96%		3.70%

Loans greater than 30 days delinquent as percentage of total loans	3.13%		4.00%

(1) Percent of total loan portfolio

Our non-performing assets have decreased to $25.4 million at March 31, 2009 from $31.4 million at December 31, 2008.  The decrease was primarily the result of $6.6 million in charge-offs in our non-accrual real estate construction loans for which we had previously established a specific allocation of the allowance for loan losses in the third quarter of 2008.  As of March 31, 2009, we classified $17.5 million in real estate construction loans (representing 25.5% of our total real estate construction portfolio) as non-performing, which consists of $10.8 million in developed one- to four-family residential lots, $4.7 million in one- to four-family residential construction loans with houses in varying stages of completion (i.e., developed lots to completed homes), and $2.0 million in loans for land development in Pierce and Thurston counties of Washington State.  Of the $19.3 million in total non-performing loans at March 31, 2009, a total of $18.7 million ($17.1 million in real estate construction loans and $1.6 million in commercial business loans) related to the remaining balances on loans outstanding to the three previously mentioned residential builder relationships that generated the significant charge-off in the first quarter of 2009.  The cumulative interest not accrued during the first three months of 2009 relating to all non-performing loans totaled $340,000.  We seek to reach acceptable payment plans on all of our non-performing loan while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $21.0 million in total impaired loans, $17.7 million in impaired real estate construction loans and $3.3 million in impaired commercial business loans, revealed a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $1.8 million specific allowance for these loans.

Deposits.  The following table sets forth the composition of our deposits, by type of deposits, at the dates indicated (dollars in thousands):

	At March 31, 2009		At December 31, 2008		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Non-interest-bearing checking	$45,166	8.9%	$40,331	7.8%	$4,835	12.0%
Interest-bearing checking	35,602	7.0	36,468	7.0	(866)	(2.4)
Savings accounts	31,195	6.1	28,197	5.4	2,998	10.6
Money market accounts	151,118	29.7	145,311	28.0	5,807	4.0
IRA accounts	5,582	1.1	6,382	1.2	(800)	(12.5)
Brokered certificates of deposit	70,800	13.9	87,442	16.9	(16,642)	(19.0)
Retail certificates of deposit	169,146	33.3	175,108	33.7	(5,962)	(3.4)
Total deposits	$508,609	100.0%	$519,239	100.0%	$(10,630)	(2.0)%

Core deposits	$268,663	52.8%	$256,689	49.4%	$11,974	4.7%
Non-core deposits	239,946	47.2	262,550	50.6	(22,604)	(8.6)
Total deposits	$508,609	100.0%	$519,239	100.0%	$(10,630)	(2.0)%

Our deposits decreased $10.6 million, or 2.0%, to $508.6 million at March 31, 2009 from $519.2 million at December 31, 2008. The decrease was primarily the result of maturing brokered deposits during the first quarter of 2009, which were not replaced.  Certificates of deposit at March 31, 2009 included $70.8 million of brokered certificates of deposit, representing a decrease of $16.6 million from the $87.4 million of brokered certificates of deposit at December 31, 2008.  We are increasing our marketing efforts toward generating core deposits and continue to focus on our local relationship-oriented deposit gathering activities.  The result of these efforts was a $6.0 million increase in total retail deposits, with core deposits increasing by $12.0 million during the first quarter of 2009.  These core deposits (i.e. checking, savings, money market and individual retirement accounts) represented 52.8% of total deposits and are more valuable for us as they are generally less rate sensitive and represent a more stable source of funds.

Borrowings.  Borrowed funds increased $8.5 million, or 2.9%, to $299.7 million at March 31, 2009 from $291.2 million at December 31, 2008.  The increase in borrowed funds provided additional short-term liquidity for the Company contributing to the $34.6 million increase in the Company’s interest-bearing deposits during the quarter.

Capital.  Total shareholders’ equity increased $9.9 million, or 33.7%, to $39.2 million at March 31, 2009 from $29.3 million at December 31, 2008.  The increase in equity during the quarter was primarily attributable to $14.3 million in tax-effected fair value adjustments relating to our trust preferred CDO securities.  Partially offsetting that increase was a $4.6 million net loss for the three months ended March 31, 2009, which included the $8.5 million in credit losses realized on six of our 15 trust preferred CDO securities deemed to involve OTTI, during the same period.  As a result of these factors, and the $11.1 million increase in our total assets, our capital-to-assets ratio under accounting principles generally accepted in the United States increased 110 basis points to 4.56% at March 31, 2009, compared to 3.46% at December 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Net interest income	$ 5,590	$ 6,543	$ (953)	(14.6)%
Non-interest income	5,650	2,821	2,829	100.3
Total revenue	11,240	9,364	1,876	20.0
Provision for loan losses	2,300	150	2,150	1,433.3
Non-interest expense	7,389	6,958	431	6.2
Impairment loss on securities	(8,483)	-	(8,483)	(100.0)
Net income (loss)	(4,613)	1,444	(6,057)	(419.5)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Interest income:
Loans	$10,242	$11,277	$ (1,035)	(9.2)%
Securities available-for-sale	834	1,857	(1,023)	(55.1)
Securities held-to-maturity	353	451	(98)	(21.7)
Interest-bearing deposits	19	27	(8)	(29.6)
Federal Home Loan Bank dividends	-	34	(34)	(100.0)
Total interest income	11,448	13,646	(2,198)	(16.1)

Interest expense:
Deposits	2,632	3,587	(955)	(26.6)
Borrowed funds	3,226	3,516	(290)	(8.2)
Total interest expense	5,858	7,103	(1,245)	(17.5)
Net interest income	$ 5,590	$ 6,543	$ (953)	(14.6)%

Net interest income was $5.6 million for the three months ended March 31, 2009, compared to $6.5 million for the same period in 2008.  Our net interest margin decreased 35 basis points to 2.85% for the three months ended March 31, 2009, from 3.20% for the same period in 2008.  The decrease in net interest income and net interest margin were primarily due to $340,000 of unrecognized interest on non-accrual real estate construction loans during the first three months of 2009, the loss of interest income from the relatively higher yielding VISA credit card portfolio that we sold as of January 31, 2009, and the general decline in market interest rates.  Additionally, we decided to increase our balance of interest-bearing deposits with the Federal Reserve Bank during the quarter by $34.6 million to $64.1 million at March 31, 2009 to enhance our liquidity position, but at an interest-earning yield of only 18 basis points.

      Interest Income.  Our interest income decreased $2.2 million or 16.1%, to $11.5 million for the three months ended March 31, 2009 from $13.7 million for the three months ended March 31, 2008.  Interest earned on loans for the three months ended March 31, 2009 and 2008 was $10.2 million and $11.3 million, respectively.  The average balance of total loans increased by $21.3 million to $656.5 million for the three months ended March 31, 2009 from $635.2 million for the same period in 2008; however, the average yield on total loans decreased to 6.26% for the three months ended March 31, 2009 compared to 7.12% for the same period in 2008 reflecting a overall decrease in market interest rates, unrecognized interest on non-accrual construction loans, the sale of our high yielding VISA credit card portfolio, and the high level of interest-bearing deposits held at the Federal Reserve Bank during the first quarter of 2009.

Interest income on investment securities (including mortgage-backed securities) decreased $1.1 million or 47.8%, to $1.2 million for the three months ended March 31, 2009 from $2.3 million for the three months ended March 31, 2008 as a result of a lower average balances, partially offset by an increase in investment yields earned.  The average balances of investment securities for the three months ended March 31, 2009 and 2008 were $65.1 million and $162.3 million, respectively.  The average yield on investment securities increased to 7.30% for the three months ended March 31, 2009 from 5.68% for the three months ended March 31, 2008.

Interest Expense.  Our interest expense decreased $1.2 million or 17.5%, to $5.9 million for the three months ended March 31, 2009 from $7.1 million for the three months ended March 31, 2008.  The decrease in interest expense was primarily the result of declining market rates, which allowed us to significantly decrease our cost of deposits, even as the average balance of deposits increased $61.2 million to $476.1 million for the three months ended March 31, 2009, compared to $414.9 million for the same period in 2008.

       Interest expense on deposits decreased $955,000 or 26.6%, to $2.6 million for the three months ended March 31, 2009 from $3.6 million for the three months ended March 31, 2008.  The average cost of deposits decreased 124 basis points to 2.24% for the three months ended March 31, 2009 from 3.48% for the three months ended March 31, 2008 as a result of a decline in short-term interest rates.

       Interest expense on borrowed funds decreased $290,000 or 8.2%, to $3.2 million for the three months ended March 31, 2009 from $3.5 million for the three months ended March 31, 2008 primarily attributable to a $28.0 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $292.4 million for the quarter ended March 31, 2009, compared to $320.4 million for the three months ended March 31, 2008.  The cost of borrowed funds increased by six basis points to 4.47% for the three months ended March 31, 2009 from 4.41% for the three months ended March 31, 2008, as $245.0 million of our borrowings are long-term and structured advances that do not reprice when short-term rates decline.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Allowance at beginning of period	$13,329	$8,079	$5,250	65.0%
Provision for loan losses	2,300	150	2,150	1,433.3
Recoveries	38	72	(34)	(47.2)
Charge-offs	(7,211)	(322)	(6,889)	2,139.4
Allowance at end of period	$8,456	$7,979	$ 477	6.0%

Our provision for loan losses increased to $2.3 million for the three months ended March 31, 2009 compared to $150,000 for the three months ended March 31, 2008.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the known and inherent credit risk in the loan portfolio at that date.  The allowance for loan losses increased $477,000 or 6.0%, to $8.5 million at March 31, 2009 compared to $8.0 million at March 31, 2008 and $13.3 million at December 31, 2008.  The allowance for loan losses as a percent of total loans at March 31, 2009 decreased 66 basis points to 1.32% compared to 1.98% at December 31, 2008; however it was 10 basis points more than the 1.22% at March 31, 2008.  The decrease in the allowance from the December 31, 2008 balance was primarily the result of $6.6 million of charge-offs in our non-accrual real estate construction loans during March 2009 related to three residential builder relationships.  All of these charge-offs related to non-accrual loans for which we had previously established a specific allocation of the allowance for loan losses in the third quarter of 2008.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  Management evaluated $21.0 million of impaired loans, of which $19.3 million were classified as non-performing, and established a $1.8 million specific allocation of the allowance.  A total of $19.2 million of the $21.0 million of impaired loans were concentrated in the three previously mentioned residential builder relationships that generated the significant charge-offs in the first quarter of 2009; including $10.8 million in developed one-to four-family residential lots, $4.7 million in one-to four-family residential construction loans in varying states of completion (i.e., developed lots to completed homes), $2.0 million in land for future development located in Pierce and Thurston counties of Washington State, and $1.6 million commercial business loan to one of these borrowers.

Increases or decreases in the size of higher-risk loan portfolios, or changes in expected loss ratios, can also result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  Beginning in 2007, management tightened the underwriting criteria on most of our consumer loans including automobile, credit cards, and home equity products, which are the loan types that have typically resulted in the majority of our loan charge-offs in the past.  As a result, if it were not for the specific allowance primarily related to non-performing construction and land loans, our allowance for loan losses as a percentage of total loans may have continued to decline from prior periods.

Management believes our allowance for loan losses as of March 31, 2009 was adequate to absorb the known and inherent credit risks in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Deposit service fees	$ 798	$ 839	$ (41)	(4.9)%
Loan service fees	231	315	(84)	(26.7)
Insurance service fees	587	550	37	6.7
Investment service fees	175	164	11	6.7
Real estate lease income	257	246	11	4.5
Gain on sale of securities, net	-	11	(11)	(100.0)
Gain on sale of loans, net	3,561	235	3,326	1,415.3
Loss on sale of real estate owned, net	(2)	-	(2)	(100.0)
Loss on sale of premises and equipment, net	(1)	-	(1)	(100.0)
Other operating income	44	461	(417)	(90.5)
Total non-interest income	$ 5,650	$ 2,821	$ 2,829	100.3%

Our non-interest income for the three months ended March 31, 2009 increased $2.8 million or 100.3%, to $5.7 million compared to the same period in 2008.  This increase was primarily due to a $3.3 million increase in the net gains realized on the sale of loans, partially offset by a $417,000 decrease in other operating income.  The $3.6 million gain on sale of loans for the three months ended March 31, 2009 included a $3.0 million gain on the sale of our VISA credit card portfolio.  The gain on sale of loans also included $546,000 in gains on the sale of one-to four-family mortgages, compared to $235,000 for the three months ended March 31, 2008, due to a higher level of refinancing activity in 2009 that resulted in more sales in the secondary market this year.  The decrease in other operating income was primarily the result of a non-recurring $422,000 pre-tax gain from the redemption of VISA U.S.A., Inc. Class B common stock recognized in connection with its initial public offering in March 2008.  All other categories of non-interest income reflected a net decrease of $80,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Compensation and benefits	$3,625	$4,060	$ (435)	(10.7)%
Office operations	956	955	1	0.1
Occupancy	638	614	24	3.9
Loan servicing	135	109	26	23.9
Outside and professional services	485	448	37	8.3
Marketing	257	284	(27)	(9.5)
Other operating expenses	1,293	488	805	165.0
Total non-interest expense	$7,389	$6,958	$ 431	6.2%

Non-interest expense increased $431,000 or 6.2%, to $7.4 million for the three months ended March 31, 2009 from $7.0 million for the three months ended March 31, 2008.  The increase was primarily attributable to an $805,000 increase in other operating expenses, which included a $428,000 increase in FDIC deposit insurance costs and $110,000 in accrued regulatory examination expenses during the first quarter of 2009.  Additionally, we reversed a $173,000 pre-tax charge during March 2008 that was recognized in the fourth quarter of 2007 related to a reserve established for the Company’s share of the VISA U.S.A., Inc. litigation settlements.  Partially offsetting these increases was a $435,000 or 10.7% decrease in compensation and benefits expense primarily due to the elimination of equity-based compensation for all executive officers and board members, as well as lower employee incentive and retirement compensation.  All other non-interest expenses increased by $61,000 combined.

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

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$656,548	6.26%	$635,217	7.12%	$21,331	3.4%
Mortgage-backed securities	22,309	4.30	44,258	4.35	(21,949)	(49.6)
Investment securities	42,761	8.86	118,047	6.19	(75,286)	(63.8)
Federal Home Loan Bank stock	13,712	-	13,712	1.00	-	-
Interest-bearing deposits with banks	42,360	0.18	3,781	2.85	38,579	1,020.3
Total interest-earning assets	777,690	5.90	815,015	6.71	(37,325)	(4.6)

Non-interest-earning assets	73,573		54,713		18,860	34.5

Total assets	$ 851,263		$ 869,728		$ (18,465)	(2.1)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$31,390	0.08	$30,345	0.27	$1,045	3.4%
Interest-bearing checking accounts	34,989	0.27	36,910	0.69	(1,921)	(5.2)
Money market deposit accounts	147,742	1.94	116,863	2.95	30,879	26.4
Certificates of deposit	261,954	2.90	230,784	4.61	31,170	13.5
Total deposits	476,075	2.24	414,902	3.48	61,173	14.7

Federal Home Loan Bank advances	292,353	4.47	320,442	4.41	(28,089)	(8.8)

Total interest-bearing liabilities	768,428	3.09	735,344	3.89	33,084	4.5

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	39,198		33,758		5,440	16.1
Other	11,725		14,322		(2,597)	(18.1)
Total non-interest bearing liabilities	50,923		48,080		2,843	5.9

Total liabilities	819,351		783,424		35,927	4.6

Equity	31,912		86,304		(54,392)	(63.0)

Total liabilities and equity	$ 851,263		$ 869,728		$ (18,465)	(2.1)%

Net interest income	$ 5,590		$ 6,543		$ (953)	(14.6)%
Interest rate spread (1)		2.81%		2.82%
Net interest margin (2)	2.85%		3.20%

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

At March 31, 2009, we held interest-bearing deposits with banks, certain investment securities, and readily saleable loans for liquidity purposes.  In addition to this liquidity, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50.0% of total assets, or $428.8 million, with an unused portion of the line of credit amounting to 15.1% of total Bank assets, or $129.1 million.  This line of credit depends on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle.  At March 31, 2009, we were in compliance with our collateral requirements, and 9.0%, or $29.8 million of our line of credit with the Federal Home Loan Bank of Seattle was available.  However, the level of collateral securing our line of credit is now under review by the Federal Home Loan Bank of Seattle, and the amount of available credit is subject to change.

Management believes that the Company has adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments.  At March 31, 2009, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $239.9 million, or 47.2%, of total deposits, including $70.8 million of brokered deposits, $56.8 million of which are scheduled to mature by December 31, 2009.  In February 2009, our use of brokered deposits was restricted by our regulatory authority and they are no longer considered a component of our potential liquidity.  We do, however, believe that the current on-balance sheet liquidity position, on-going cash flows from operations, retail deposits and our borrowing capacity from the Federal Home Loan Bank of Seattle will meet our anticipated funding needs.  Management also believes that we can adjust, within an acceptable range, the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

Capital.  As a result of the decline in value of our trust preferred CDO securities (discussed in Notes 4 and 9 of this Form 10-Q, to the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this report) the regulatory capital levels of the Bank have come under significant pressure.  As a result of investment rating downgrades by Moody’s Investor Services on March 27, 2009, all of our 15 trust preferred CDO securities were rated as “highly speculative grade” debt securities.  As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios.  The result of that calculation increased the Bank’s risk-weighted assets for these securities to $428.1 million, well above the $95.3 million in amortized cost of these securities as of March 31, 2009, thereby significantly diluting the regulatory capital ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated ratios are as follows at March 31, 2009:  a Tier I leverage ratio of 8.49% (compared to a “well capitalized” threshold of 5.00%); a Tier I risk-based capital ratio of 6.66% (compared to a “well capitalized” threshold of 6.00%); and a total risk-based capital ratio of 7.45% (compared to a “well capitalized” threshold of 10.00% and an “adequately capitalized” threshold of 8.00%).  Accordingly, with a total risk-based capital ratio of 7.45%, the Bank is categorized as “under capitalized” as calculated under the regulatory capital standards, and both the Bank and the Company are subject to a higher level of regulatory oversight and supervision (see Note 4 of the Consolidated Financial Statements for more information).  Total equity of the Bank was $38.3 million at March 31, 2009, or 4.47% of total assets on that date, and considerably lower than the internally desired minimum ratio of 7.0%.  In response to these financial challenges the Company is taking tactical actions aimed at preserving existing capital and has engaged the services of an investment banking firm to evaluate and pursue the prospects of private equity investment or other capital raising alternatives.

Regulatory Actions.  In light of the current challenging operating environment, the Company and Bank are working closely with its federal and state banking regulators to improve asset quality and capital adequacy, while maintaining sufficient liquidity.  Furthermore, the Company’s board of directors has adopted a board resolution at the request of the Federal Reserve Bank of San Francisco focused upon returning the Company to a satisfactory condition, in particular an improved capital position.  In addition, the Bank’s principal federal regulator, the FDIC, has imposed on the Bank the requirements that the Bank provide prior notice to the FDIC regarding any additions or changes to directors or senior executive officers, that the Bank not pay certain kinds of severance and other forms of compensation without regulatory approval, that the Bank not renew existing brokered deposits without prior approval of the FDIC, and to not offer interest rates on deposits greater than 75 basis points over the market average.  While the Bank is currently operating under the mandatory requirements of Section 38 of the Federal Deposit Insurance Act and the FDIC's related regulations, it is not operating under a formal enforcement order from the FDIC or the Washington State Department of Financial Institutions; however, management believes the receipt of such order to be imminent.  In addition, the Bank is expected to be subject to higher regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

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

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At March 31, 2009, there were no material changes in the market risk from the information provided in the Company’s 2008 Form 10-K which was filed with the SEC on March 13, 2009.

At March 31, 2009, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who is also currently serving as the Company’s interim Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.   In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation, the Company’s Chief Executive Officer, also serving as the Company’s interim Chief Financial Officer, concluded that as of March 31, 2009, the Company’s disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer, who is also serving as the Company’s interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of March 31, 2009, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K.

We expect to be subject to a formal enforcement action with regulatory authorities, and, when it occurs, we expect such action to place significant restrictions on our operations.

At March 31, 2009, Rainier Pacific Bank’s total risk-based capital fell to 7.45%.  Accordingly, the Bank is categorized as “undercapitalized” under the regulatory capital standards and both Rainier Pacific Bank and Rainier Pacific Financial Group, Inc. are subject to a higher level of regulatory oversight and enforcement actions.  Under applicable laws, the FDIC, as our primary federal regulator, and the Washington Department of Financial Institutions, have the ability to impose substantial sanctions, restrictions, and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness.  Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities.  We could be subject to the issuance of a formal enforcement action and our regulatory authorities could issue a cease and desist order, primarily due to the high level of trust preferred CDO securities of the Bank and the resulting impact on our overall financial condition, and in particular our capital position.  These actions generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities.  Failure to adhere to the requirements of the actions, once issued, can result in more severe restrictions.  Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Deposit insurance premiums and assessments are more likely than not to increase substantially, which will adversely affect expenses.

Our FDIC deposit insurance expense for the year ended December 31, 2008 was $300,000.  We expect, however, that our FDIC deposit insurance assessments will significantly increase in 2009 due to higher assessments that we will likely be subjected to with our recent total risk-based capital regulatory rating of “undercapitalized”, in addition to general increases due to the recent experience of the FDIC deposit insurance fund relating to the current level of bank failures and the stress on the banking system.  While the amount of the increase is uncertain, any increase in the FDIC deposit insurance will increase our non-interest expenses, thereby adversely impacting our earnings.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ Global Market under the symbol “RPFG”.  As of March 31, 2009, there were 6,294,898 shares of common stock issued, including 305,393 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 2,696 restricted shares granted under the MRP that have not yet vested.  During the quarter ended March 31, 2009, the Company did not sell any securities that were not registered under the Securities Act of 1933.

ITEM 3 – Defaults Upon Senior Securities

Not applicable.

ITEM 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5 – Other Information

Not applicable.

ITEM 6 – Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Amended and Restated Employment Agreement between the Company and the Bank and John A. Hall (2)
10.3	Employment Agreement between the Company and the Bank and Victor J. Toy (2)
10.4	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
10.5	Rainier Pacific 2004 Stock Option Plan (3)
10.6	Rainier Pacific 2004 Management Recognition Plan (3)
10.7	Form of Incentive Stock Option Agreement (4)
10.8	Form of Non-Qualified Stock Option Agreement (4)
10.9	Form of Restricted Stock Award Agreement (4)
14	Code Business Conduct and Ethics (5)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act

_______
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349).
(2)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainier Pacific Financial Group, Inc.

May 8, 2009	/s/John A. Hall
John A. Hall
President and Chief Executive Officer
(Principal Executive Officer),
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act