Form 10-Q
period 2009-06-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2009-08-07
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… June 30, 2009

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
Yes            No _____

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
Yes ____ No     X   .

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of June 30, 2009
Common stock, no par value	6,294,898 *

*  Includes 288,419 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 1,167 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents

PART I -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements.

	Consolidated Statements of Financial Condition at
	June 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the
	Three Months Ended and Six Months Ended June 30, 2009 and 2008	3
	Consolidated Statements of Shareholders’ Equity for the
	Six Months Ended June 30, 2009 and Twelve Months Ended December 31, 2008	4
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2009 and 2008	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Forward-Looking Statements	17
	Comparison of Financial Condition at June 30, 2009 and December 31, 2008	18
	Comparison of Operating Results for the
	Three Months Ended June 30, 2009 and 2008	22
	Comparison of Operating Results for the
	Six Months Ended June 30, 2009 and 2008	26
	Liquidity and Capital Resources	30

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4 -	Controls and Procedures	31

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	32
ITEM 1A -	Risk Factors	32
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3 -	Defaults Upon Senior Securities	34
ITEM 4 -	Submission of Matters to a Vote of Security Holders	34
ITEM 5 -	Other Information	34
ITEM 6 -	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX
Exhibit 31		37
Exhibit 32		38

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	At June 30,	At December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$8,758	$8,811
Interest-bearing deposits with banks	47,666	29,425
Securities available-for-sale	36,280	14,895
Securities held-to-maturity (fair value at June 30, 2009: $29,774; at December 31, 2008: $34,162)	29,167	33,984
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans held-for-sale	-	1,505
Loans	615,833	670,776
Less allowance for loan losses	(11,719)	(13,329)
Total loans, net	604,114	658,952

Premises and equipment, net	33,298	33,770
Accrued interest receivable	3,071	3,535
Real estate owned	8,077	6,796
Deferred tax asset, net	31,330	37,551
Other assets	5,918	5,802

TOTAL ASSETS	$821,391	$847,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$43,447	$40,331
Interest-bearing	445,512	478,908

Total deposits	488,959	519,239

Borrowed funds	281,421	291,217
Corporate drafts payable	1,498	1,554
Accrued compensation and benefits	1,163	1,745
Other liabilities	6,409	4,184

TOTAL LIABILITIES	779,450	817,939

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,294,898 shares issued and 6,005,312 shares outstanding at June 30, 2009; and 6,295,298 shares issued and 5,968,393 sharesoutstanding at December 31, 2008	51,163	51,303
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,884)	(3,224)
Accumulated other comprehensive income/(loss) (“OCI (loss)”), net of tax	(37,843)	(47,206)
Retained earnings	31,505	28,421

TOTAL SHAREHOLDERS’ EQUITY	41,941	29,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$821,391	$847,233

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share data)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
INTEREST INCOME
Loans	$9,534	$11,191		$19,776	$22,468
Securities available-for-sale	595	1,276		1,429	3,133
Securities held-to-maturity	330	420		683	871
Interest-bearing deposits	32	6		51	33
FHLB dividends	-	48		-	82
Total interest income	10,491	12,941		21,939	26,587
INTEREST EXPENSE
Deposits	2,075	2,979		4,707	6,566
Borrowed funds	3,232	3,524		6,458	7,040
Total interest expense	5,307	6,503		11,165	13,606
Net interest income	5,184	6,438		10,774	12,981
PROVISION FOR LOAN LOSSES	4,000	550		6,300	700
Net interest income after provision for loan losses	1,184	5,888		4,474	12,281

NON-INTEREST INCOME
Deposit service fees	868	908		1,666	1,747
Loan service fees	214	287		445	602
Insurance service fees	503	529		1,090	1,079
Investment service fees	175	121		350	285
Real estate lease income	177	262		434	508
Gain on sale of securities, net	-	-		-	11
Gain on sale of loans, net	874	450		4,435	685
Gain (loss) on sale of other real estate owned	(8)	7		(10)	7
Loss on sale of premises and equipment, net	(2)	(1)		(3)	(1)
Other operating income	40	38		84	499
Total non-interest income	2,841	2,601		8,491	5,422

NON-INTEREST EXPENSE
Compensation and benefits	3,641	4,042		7,266	8,102
Office operations	927	937		1,883	1,892
Occupancy	630	616		1,268	1,230
Loan servicing	119	123		254	232
Outside and professional services	264	248		749	696
Marketing	274	218		531	502
Federal deposit insurance premiums	1,261	65		1,755	130
Other operating expenses	655	651		1,454	1,074
Total non-interest expense	7,771	6,900		15,160	13,858

IMPAIRMENT ON SECURITIES
Total other-than-temporary impairment losses	(2,035)	-		(3,468)	-
Portion of gains (losses) recognized in OCI (loss)	227	-		(6,823)	-
Net impairment losses	(1,808)	-		(10,291)	-

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(5,554)	1,589		(12,486)	3,845

PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(1,854)	572		(4,173)	1,384

NET INCOME (LOSS)	$(3,700)	$1,017		$(8,313)	$2,461

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.62)	$0.17		$(1.39)	$0.41
Diluted	$(0.62)	$0.17		$(1.39)	$0.41
Weighted average shares outstanding – Basic	5,993,150 (1)	5,987,866	(2)	5,983,869 (1)	5,985,629	(2)
Weighted average shares outstanding – Diluted	5,993,150	5,987,866		5,983,869	5,985,629

(1)
Weighted average shares outstanding – Basic includes 268,173 vested and ratably earned shares of the 269,340 restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 262,877 vested and ratably earned shares of the 326,300 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Earnings	Loss	Total

Balance, December 31, 2007	6,466,633	$ 50,458	$ (3,903)	$ 44,840	$ (4,575)	$ 86,820

Common stock repurchased	(114,175)	(983)				(983)
MRP forfeitures	(57,160)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		(52)				(52)
Dividends paid				(1,804)		(1,804)
Amortization of compensation related to MRP		1,542				1,542
Amortization of compensation related to the Stock Option Plan (“SOP”)		338				338
Comprehensive income (loss):
Net loss				(14,615)		(14,615)
Unrealized loss on securities, net oftax benefit of $21,961					(42,631)	(42,631)
Total comprehensive income (loss)						(57,246)

Balance, December 31, 2008	6,295,298	51,303	(3,224)	28,421	(47,206)	29,294

Cumulative effect adjustment for OTTI/ credit loss, net of tax of $5,871(1)				11,397	(11,397)	-

Balance, January 1, 2009	6,295,298	51,303	(3,224)	39,818	(58,603)	29,294

MRP forfeitures	(400)
Earned ESOP shares released			340			340
ESOP activity - Change in value of sharescommitted to be released		(207)				(207)
Amortization of compensation related to MRP		49				49
Amortization of compensation related to SOP		18				18
Comprehensive income:
Net loss				(8,313)		(8,313)
Unrealized gain on available-for-sale securities, net of tax of $10,694					20,706	20,760
Total comprehensive income						12,447

Balance, June 30, 2009	6,294,898	$ 51,163	$ (2,884)	$ 31,505	$ (37,843)	$ 41,941

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

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,313)	$2,461
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,135	1,177
Impairment losses on securities, net	10,291	-
Provision for loan losses	6,300	700
Deferred income tax	-	50
Gain on sale of securities, net	-	(11)
Loss (gain) on sale of real estate owned (“REO”)	10	(7)
Loss on sale of premises and equipment, net	3	1
Gain on sale of loans, net	(4,435)	(685)
Amortization of premiums and discounts on securities	118	697
Amortization of intangible assets	183	147
Compensation for restricted stock awards	49	566
Compensation for stock options	18	122
Change in operating assets and liabilities, net:
Accrued interest receivable	464	580
Other assets	(5,098)	571
Corporate drafts payable	(56)	(400)
Other liabilities	1,643	(1,481)

Net cash provided from operating activities	2,312	4,488

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with banks	(18,241)	(449)
Activity in securities available-for-sale:
Sales	-	9,232
Maturities, prepayments, and calls	46	7,071
Activity in securities held-to-maturity:
Sales	-	3,702
Maturities, prepayments, and calls	4,777	4,124
Increase in loans, net	(38,177)	(64,821)
Proceeds from sales of loans	89,194	36,456
Proceeds from sales of REO	645	1,129
Purchases of premises and equipment	(666)	(1,652)
Proceeds from sales of premises and equipment	-	1

Net cash provided from (used in) investing activities	37,578	(5,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(30,280)	2,238
Advances on borrowed funds	22,753	134,427
Repayments of borrowed funds	(32,549)	(130,643)
Repayment of ESOP debt	340	340
Cash payments related to acquisition of insurance agencies	-	(1,121)
Change in value of ESOP shares committed to be released	(207)	106
Dividends paid	-	(904)
Common stock repurchased	-	(616)

Net cash provided from (used in) financing activities	(39,943)	3,827

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53)	3,108

CASH AND CASH EQUIVALENTS, at beginning of period	8,811	8,724

CASH AND CASH EQUIVALENTS, at end of period	$8,758	$11,832

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,496	$13,683

Income taxes	$300	$1,215

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Loans charged-off to the allowance for loan losses	$7,910	$508

Loans foreclosed upon with repossessions transferred to REO	$1,956	$1,566

Unrealized losses on available-for-sale securities	$(31,454)	$(20,221)

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which were filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (the “Company’s 2008 Form 10-K”).  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  Operating results for the three or six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the June 30, 2009 presentation.  These reclassifications have no effect on net income, equity, or earnings per share, with the exception of the implementation of new accounting standards (for additional information, reference is made to Note 3 below).

Subsequent Events.  We have evaluated subsequent events through August 6, 2009, which is the date these financial statements were issued.  Through that date, there were no additional events requiring disclosure.

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of the trust preferred collateralized debt obligation (“trust preferred CDO”) securities, the valuation of the investment in held-to-maturity securities and Federal Home Loan Bank of Seattle stock, the valuation of the deferred tax asset and liability accounts, the value of mortgage servicing rights, and the valuation of real estate or other collateral acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed or repossessed assets held-for-sale, management obtains independent appraisals for significant properties.

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

•
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect early adoption of this FSP (see Note 9 below for more information).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  The objective of this statement is to establish general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or are available to be issued.  We applied SFAS 165 for the current period, which did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”).  The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  The objective of this is to improve financial reporting by enterprises involved with variable interest entities.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement will not have an impact on our consolidated financial statements as we are not involved with any variable interest entities.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  This codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  This statement is not expected to have a material impact on our consolidated financial statements.

Note 4 – Economic Risks and Regulatory Actions

The Company’s performance over the past year has been adversely affected by the national economic slowdown, a severe downturn in the housing markets, and continued stress on the financial conditions in the banking industry and the credit markets.  These economic conditions contributed to significant deterioration in the credit quality and valuation of the Bank’s $108.4 million (par value as of June 30, 2009) in holdings of trust preferred CDO securities issued by banks and insurance companies.  The deterioration in the local residential housing market and declining housing prices in the Company’s primary market area also contributed to weaker performance and are among the primary factors that resulted in the Company’s net loss of $3.7 million for the quarter ended June 30, 2009, and $8.3 million for the six month period ended June 30, 2009.

During the second quarter of 2009, the Company realized non-cash pre-tax other-than-temporary impairment charges of $1.8 million related to its trust preferred CDO securities, and a provision for loan losses of $4.0 million.  The Company also reported an accumulated other comprehensive loss, net of tax, of $37.8 million at June 30, 2009 related to the decline in fair value of its trust preferred CDO securities, somewhat lower than the $47.2 million comprehensive loss as of December 31, 2008.  Total shareholders’ equity at June 30, 2009 was $41.9 million, or 5.11% of total assets, representing an increase of $12.6 million from $29.3 million, or 3.46% of total assets, at December 31, 2008.  The increase is a direct result of the implementation of FSP 157-4, detailed in Note 9 of this Form 10-Q.  Despite the increase in shareholders’ equity from December 31, 2008, the impairment charges on the trust preferred CDO securities and the increased level of loan loss provisioning have negatively affected the Company’s capital adequacy, and have resulted in an increased level of regulatory supervision.

The Company and the Bank are subject to various regulatory capital requirements administered by the banking agencies.  Failure to meet minimum capital requirements can result in mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material adverse affect on the Company and the Bank, and the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  As of March 27, 2009, Moody’s Investor Services had downgraded all of our trust preferred CDO securities to a highly speculative grade, which requires the Bank to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Therefore, the Bank is required to apply a higher “risk weighting formula” to these securities in calculating its regulatory capital ratios.  That formula calls for increasing the Bank’s risk-weighted assets for these securities to $418.2 million as of June 30, 2009, well above the $108.4 million in par value held by the Company, in calculating the Bank’s regulatory capital ratios, thereby diluting such ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated ratios are as follows at June 30, 2009:  a Tier I leverage ratio of 7.94% (compared to a “well capitalized” threshold of 5.00%); a Tier I risk-based capital ratio of 6.30% (compared to a “well capitalized” threshold of 6.00%); and a total risk-based capital ratio of 7.43% (compared to a “well capitalized” threshold of 10.00% and an “adequately capitalized” threshold of 8.00%).  Accordingly, with a total risk-based capital ratio of 7.43%, the Bank is categorized as “under-capitalized” as calculated under the regulatory capital standards, and both the Bank and the Company are subject to a higher level of regulatory oversight and supervision.

In connection with its regulatory supervision, the FDIC has imposed certain requirements on the Bank, including the requirement to provide prior notice to the FDIC regarding any additions or changes to directors or senior executive officers, to not pay certain kinds of severance and other forms of compensation without regulatory approval, and disallowing the Bank to accept or roll-over maturing brokered deposits or to offer higher-than-market deposit rates.  In addition, on May 6, 2009, the FDIC notified the Bank that its capital category for purposes of prompt corrective action was “under-capitalized” and that the Bank is subject to the mandatory requirements of Section 38 of the Federal Deposit Insurance Act and the FDIC’s related regulations, including: (i) the submission of a capital restoration plan, which was submitted on June 8, 2009 and is currently under review by the FDIC, and a guarantee by the Company of the Bank’s performance under that plan; (ii) a general prohibition on the Bank making any capital distributions to the Company; (iii) a prohibition on the Bank allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter unless (A) the FDIC has accepted the Bank’s capital restoration plan, (B) any increase in the Bank’s total assets is consistent with the plan, and (C) the Bank’s ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time; and (iv) a prohibition on the Bank acquiring any interest in any company or other bank, establishing or acquiring any additional branch office or engaging in any new line of business without prior regulatory approval.  As a result of the risks associated with the Bank’s investment in trust preferred CDO securities and the potential for increased provisions for loan losses, management anticipates that the regulatory agencies will require the Company and the Bank to raise a substantial amount of additional capital (that will be dilutive to existing shareholders), and potentially be subjected to other requirements.  In this regard, while the Bank is not yet operating under a formal enforcement order from the FDIC or the Washington State Department of Financial Institutions, management believes the receipt of such order to be imminent.

In response to these financial challenges and increased regulatory supervision, the Company continues to take a number of tactical actions aimed at preserving existing capital, reducing its lending exposures and associated capital requirements thereof, and increasing liquidity.  The tactical actions being taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, selling the VISA credit card portfolio and single-family loans, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Concurrent with the tactical actions, the Company is also evaluating various strategic options and has engaged the assistance of an investment banking services firm to evaluate and pursue the prospects of private equity investment or other capital raising alternatives.  While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, we cannot be assured that in the current financial environment these efforts will be successful and will result in sufficient capital preservation or infusion prior to any actions that the Company’s and the Bank’s regulators may take.

While management believes that the Company is taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect the Company’s continuing operations.

Note 5 – Allowance for Loan Losses

During the quarter ended June 30, 2009, the Company reviewed all of its classified loans, totaling $48.6 million for impairment under Statement of Financial Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”).  Not included in this total was $225,000 of consumer loans.  Although these consumer loans were greater than 90 days past due, they are from homogenous pools, and therefore are not reviewed for impairment under SFAS 114.  According to SFAS 114, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreements.  The Company determined that $31.7 million of the $48.6 million of classified loans were impaired.  Those loans were then reviewed to determine what, if any, specific allocation of the allowance for loan losses was necessary based on collateral value, borrower cash flows, and other relevant information.  The loans reviewed primarily consist of residential construction and land development loans from five builders who have experienced cash flow difficulties as a result of the depressed housing market and decreased property valuations.  The review resulted in a $4.3 million specific allowance at June 30, 2009, compared to a $1.8 million specific allowance at March 31, 2009.  For the quarter ended June 30, 2009, the provision for loan losses was $4.0 million, compared with $550,000 for the same period a year ago.

The following table shows the changes in our allowance for loan losses for the three month periods ended June 30, 2009 and June 30, 2008 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Allowance at beginning of period	$8,456	$7,979	$13, 329	$8,079

Provision for loan losses	4,000	550	6,300	700
Recoveries	24	66	62	138
Charge-offs	(761)	(324)	(7,972)	(646)

Allowance at end of period	$11,719	$8,271	$11,719	$8,271

Note 6 – Federal Income Tax

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach.  Our approach to adopting FIN 48 on January 1, 2007 consisted of an examination of our financial statements, our income tax provision, and our federal income tax returns.  We also regularly analyze our tax positions including the permanent and temporary differences as well as the major components of income and expense.

Our permanent differences consist primarily of certain adjustments for the ESOP, MRP, and SOP, tax exempt investment income, meals and entertainment, non-deductible dues, and other differences that are common within the banking industry.  We have supporting documentation for these differences and appropriately add back an allocable interest expense under Internal Revenue Code Sections 265 and 291 related to our tax exempt income.  Our temporary differences consist primarily of unrealized fair value and impairment losses on investment securities, loan loss adjustments, stock dividends from the FHLB of Seattle, differences in depreciation, certain adjustments for the ESOP, MRP and SOP, our charitable contributions, and other timing differences that are common in the banking industry.  We have utilized cost segregation for a small percentage of our fixed assets, and this cost segregation study was performed by a third-party.

The Company maintains a significant net deferred tax asset, totaling $31.3 million as of June 30, 2009, for deductible temporary differences.  Approximately 88% of the $31.3 million net deferred tax asset relates to three significant temporary differences.  The largest component ($19.5 million) relates to unrealized fair value losses on our available-for-sale trust preferred CDO securities, the second largest component ($5.0 million) relates to the cumulative $14.7 million in other-than-temporary impairment charges recognized on the trust preferred CDO securities, and the third largest component ($3.2 million) relates to the allowance for loan losses, as only the actual net charge-offs are deductible not the amount of the provision for loan losses.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that the deferred tax assets will not be realized.  A determination as to the ultimate realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.  The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets.  Positive evidence includes the existence of taxes paid in available carry-back periods, the ability to implement tax planning strategies to accelerate taxable income or to defer taxable losses, and the probability that taxable income will be generated in future periods.  Negative evidence includes the Company's cumulative loss in the prior three year period and the general business and economic trends.

As disclosed in the Company’s 2008 Form 10-K, we have recorded a $965,000 valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  The Company was not able to realize the full deduction for the charitable contribution made in 2003, and management believes it is more likely than not that the Company will be unable to realize the full deduction for the charitable contributions made in 2004 because of potentially insufficient current year taxable income.  Management does not believe this is an issue regarding the deductibility of the charitable contribution (in accordance with FIN 48), but rather whether the entire deduction will be recognized.  During the six months ended June 30, 2009, we did not record any additional valuation allowances.  This determination was based largely on the Company's ability to implement tax planning strategies to defer the recognition of taxable losses on its trust preferred CDO securities by holding such securities until they recover in value or mature, the ability to generate future taxable income, and the utilization of taxes paid in available carry-back periods.  The Company believes, based upon these factors, that it will generate sufficient future taxable income that will result in the realization of the Company's deferred tax assets.  This positive evidence was deemed sufficient to overcome the negative evidence of a cumulative loss in the most recent three year period that was caused primarily by the significant other-than-temporary impairment charges and provisions for loan losses during the past 12 months.  It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.  In the event material impairment charges, loan losses, and other adverse conditions continue to be encountered by the Company, it may become more likely than not that the majority of the $31.3 million net deferred tax asset as of June 30, 2009 may not be available as a benefit in future periods.

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

In December 2008, the Company accepted the voluntary forfeiture by executive officers and board members of all unvested stock options and MRP shares previously granted.  In connection with this voluntary forfeiture, 56,160 MRP shares were cancelled at an aggregate expense of $937,000.  These forfeitures made up the majority of the 57,160 total shares forfeited in 2008.  Primarily as a result of these voluntary forfeitures, there were only 1,167 unvested restricted shares outstanding at June 30, 2009.  In December 2008, the Company also accepted the voluntary forfeiture by executive officers and board members of all unvested stock options previously granted.  A total of 137,600 stock options granted to executive management and board members were cancelled during December 2008 at an aggregate expense of $191,000.

Stock-based compensation expense related to restricted stock awards recognized by the Company in the Consolidated Statements of Operations was $49,000 for the six months ended June 30, 2009 compared to $566,000 for the six months ended June 30, 2008.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $24,000 and $79,000 at June 30, 2009 and December 31, 2008, respectively.

Stock-based compensation expense related to stock options recognized by the Company in the Consolidated Statements of Operations was $18,000 for the six months ended June 30, 2009 compared to $122,000 for the six months ended June 30, 2008.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $71,000 and $96,000 at June 30, 2009 and December 31, 2008, respectively.

The following represents the stock option activity and option exercise price information for the six months ended June 30, 2009:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	560,800	$16.55

Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(13,000)	18.55

Balance at June 30, 2009	547,800	$16.50	$ -

(1) Based on the June 30, 2009 closing stock price of $0.79, there was no intrinsic value at June 30, 2009.

There were no grants of stock options during 2008 or the first six months of 2009.  Financial data pertaining to the outstanding stock options at June 30, 2009 was as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	501,800	5.00	$ 16.26	501,800	$ 16.26
2005	15,600	6.25	16.72	9,360	16.72
2007	30,400	8.00	20.40	12,160	20.40
	547,800	5.20	$ 16.55	523,320	$ 16.34

Note 8 – Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the periods presented.  Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS is computed by dividing net income (loss) by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively that were approved by the Company’s shareholders in April 2004.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(3,700)	$1,017	$(8,313)	$2,461

Denominator:
Denominator for basic earnings per share:
Weighted average shares	5,993,150	5,987,866	5,983,869	5,985,629
Effect of dilutive common stock equivalents:
Stock options	-	-	-	-
MRP restricted stock	-	-	-	-
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	5,993,150	5,987,866	5,983,869	5,985,629

Basic earnings (loss) per share	$(0.62)	$0.17	$(1.39)	$0.41
Diluted earnings (loss) per share	$(0.62)	$0.17	$(1.39)	$0.41

For the periods ended June 30, 2009 and 2008, there were no dilutive securities included in the calculation of earnings per share.

Note 9 – Fair Value

Fair value of financial instruments - The Bank has adopted SFAS No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS 107”) and SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1”), which requires disclosure of estimated fair values for financial instruments.  Under these pronouncements, the Company is required to disclose the estimated fair value of its financial instrument assets and liabilities including those subject to the requirements of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.  Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value.
The carrying value and the estimated fair value of the Company’s contractual off-balance sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not considered material.

The estimated fair values and carrying values of all financial instruments covered by SFAS 157, SFAS 107, and SFAS 107-1 at June 30, 2009 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,758	$8,758
Interest bearing deposits with banks	47,666	47,666
Securities	65,447	66,054
FHLB stock	13,712	13,712
Loans receivable, net (1)	604,114	643,617

Financial liabilities
Deposits	$488,959	$490,152
Borrowed funds	281,421	308,373
Corporate drafts payable	1,498	1,498

(1)	The “carrying amounts” include $31.8 million in nonperforming loans for which their estimated fair value was determined in a manner consistent with all other loans.

Fair value of trust preferred CDO securities - Effective January 1, 2008, the Company began determining the fair market value of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 describes three levels of inputs that can be used:

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

As discussed in Note 3- Recent Accounting Pronouncements, FSP 157-3 and FSP 157-4 clarify the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. The Company adopted FSP 157-4 effective March 31, 2009.  The Company’s adoption of both FSP 157-3 and FSP 157-4 impact how the trust preferred CDO securities shown on the Consolidated Statements of Financial Condition were valued at June 30, 2009.

The following table presents the fair value of our AFS securities under the associated fair value hierarchy as established by SFAS 157, FSP 157-3, and FSP 157-4 as of December 31, 2008 and June 30, 2009 (dollars in thousands):

Measured on a recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value
Available-for-sale securities:

At December 31, 2008	$ -	$ -	$ 14,895	$ 14,895

At June 30, 2009	$ -	$ -	$ 36,280	$ 36,280

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

For the quarter ended June 30, 2009, the Company reviewed all of its trust preferred CDO securities for other than temporary impairment (“OTTI”) under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”).  According to SFAS 115, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is judged to be OTTI, the cost basis of the individual security is written down to fair value and the write-down is included as an impairment charge against earnings.  FSP 115-2 updates this method to include a write-

down of only the portion of OTTI that relates to credit loss as a charge against earnings.  The remaining difference between fair value and amortized cost is recognized in other comprehensive income (non credit loss portion).  As discussed in Note 3- Recent Accounting Pronouncements, on April 9, 2009, the Company adopted FSP 157-4, FSP 115-2 and FSP 124-2 as of January 1, 2009.  FSP 157-4 provides guidance on how to use modeled values rather than broker/dealer prices to determine fair value in an illiquid and inactive market.  The Company adopted and utilized this guidance for the quarter ended June 30, 2009 to determine the fair value of its trust preferred CDO securities as well as FSP 115-2 and FSP 124-2 for the bifurcation of other-than-temporary impairment losses recognized in earnings (credit loss portion) and other comprehensive income (non-credit loss portion).

To determine if the trust preferred CDO securities were impaired, the Company used a discounted cash flow analysis.  The cash flow models used were provided by an investment brokerage firm using management’s assumptions to determine if the net present value of the cash flows expected on each security were still equivalent to or greater than the amortized cost of the security.  The cash flows are discounted at rates approximating the respective coupon rates, and assume that all current defaults and deferrals by the issuers on the underlying trust preferred securities have no recoveries.  The analysis also incorporates additional projected deferrals based upon management’s assessment and risk analysis of the financial condition and performance of each of the underlying issuers that were making payments throughout the three months ended June 30, 2009.  These projected deferrals are projected to occur immediately next quarter, with a 15% recovery rate after two years.  Additionally, the model assumes additional default rates of 0.50% for the remaining performing collateral annually thereafter.  Prepayment assumptions were determined to be 0% for the next five years before adjusting to a more normalized 2% per annum thereafter.  In connection with the cash flow model, management determined that seven of the Company’s trust preferred CDO securities involved OTTI at June 30, 2009.  Utilizing the change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $1.8 million in non-cash pre-tax impairment charges for three of these seven OTTI securities.  The Company will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

The Company’s trust preferred CDO securities are substantially illiquid, and in addition to the determination of OTTI, their valuation is highly complex and involves a comprehensive process including quantitative modeling and significant judgment.  Accordingly, the Company engaged an independent financial consulting firm to assist the Company’s management in its quarterly evaluation of the fair value of these securities.  This firm used a stochastic model with correlative factors and proprietary credit analysis techniques to determine the probability of default for each underlying issuer.  Based on this analysis, the Company’s trust preferred CDO securities were determined, using Level 3 inputs, to have an aggregate fair value of $36.3 million, compared to $28.2 million at March 31, 2009.

The following table reconciles the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred CDO securities) for the three and six months ended June 30, 2009 (dollars in thousands):
Securities Available-for-Sale (Level 3)

Beginning Balance at March 31, 2009	$28,233
Transfers into Level 3 (1)	277
Total realized losses on OTTI securities (2)	(1,808)
Total unrealized net gains on OTTI securities	(227)
Total unrealized net gains on non-OTTI securities	9,805
Purchases	-
Paydowns and Maturities	-
Ending Balance at June 30, 2009	$36,280

(1) Transfers into Level 3 include the capitalization of interest on seven trust preferred CDO securities in an aggregate amount of $277,000.
(2) Total realized losses represent $1.8 million in credit related losses charged against earnings.

Securities Available-for-Sale (Level 3)

Beginning Balance at December 31, 2008	$14,895
Transfers into Level 3 (1)	464
Total realized losses on OTTI securities (2)	(10,291)
Total unrealized net gains on OTTI securities	6,823
Total unrealized net gains on non-OTTI securities	24,435
Purchases	-
Paydowns and Maturities	(46)
Ending Balance at June 30, 2009	$36,280

(1) Transfers into Level 3 include the capitalization of interest on seven trust preferred CDO securities in an aggregate amount of $464,000.
(2) Total realized losses represent $10.3 million in credit related losses charged against earnings.

The following table sets forth information regarding the Company’s trust preferred CDO securities as of June 30, 2009:

					OTTI Credit Losses
PreTSL Security	Original Rating(1)	Current Rating(1)	Payment in Kind(2)	Par Value	For the Six Months Ended June 30, 2009	Cumulative (History-to- Date)	Amortized Cost	Fair Value	Unrealized Loss
IV	A3	Ca	No	$ 487,977	$ (67,545)	$ (67,545)	$ 419,736	$ 349,782	$ (69,954)
VI	A1	Caa1	Yes	193,923	(62,322)	(62,322)	131,891	146,121	14,230
VII	A1	Ca	Yes	6,500,000	(1,023,899)	(2,872,917)	3,591,301	2,416,050	(1,175,251)
VIII	A2	Ca	No	15,000,000	(8,774,041)	(10,749,458)	4,124,071	943,500	(3,180,571)
IX	A2	Ca	No	5,000,000	(218,380)	(218,380)	4,781,620	2,778,000	(2,003,620)
X	A2	Ca	No	4,000,000	(93,600)	(709,200)	3,286,194	1,344,000	(1,942,194)
XI	A2	Ca	No	2,000,000	-	-	2,000,000	945,000	(1,055,00)
XII	A2	Ca	No	11,000,000	-	-	11,000,143	4,857,600	(6,142,543)
XIII	A2	Ca	No	4,000,000	-	-	4,000,000	1,906,000	(2,094,000)
XIV	A2	Ca	No	9,570,000	-	-	9,570,717	5,562,084	(4,008,633)
XV	A2	Ca	Yes	15,555,800	-	-	15,574,558	5,256,305	(10,318,253)
XVI	A2	Ca	Yes	13,052,360	-	-	13,078,623	2,927,644	(10,150,979)
XVII	A2	Ca	Yes	9,298,790	-	-	9,305,396	2,974,684	(6,330,712)
XVIII	A2	Ca	Yes	2,963,835	(51,012)	(51,012)	2,932,776	845,682	(2,087,094)
XIX	A2	Ca	Yes	9,814,232	-	-	9,821,094	3,027,690	(6,793,404)
				$108,436,917	$(10,290,799)	$(14,730,834)	$93,618,120	$36,280,142	$(57,337,978)

(1)	Ratings presented are those of Moodys Investor Services.
(2)
The structure of these securities allows for the deferral of interest payments by the underlying issuers for up to 20 consecutive quarters.  “Payment in kind” refers to the investors’ right to capitalize interest on the par value of the security experiencing interest payment deferrals.

Fair value of loans and real estate owned - The Company records impaired loans at fair value on a non-recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on an observable market price or current appraised value of collateral.  As of June 30, 2009, the Company reviewed all of its classified loans totaling $48.6 million for impairment, and identified $31.7 million of impaired loans, which consisted of $29.3 million in residential construction and land development loans, and $2.4 million in commercial business loans.  The $27.3 million fair value of impaired loans, reported in the table below, represents the $31.7 million in impaired loan balances, net of a $4.3 million specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of property.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by SFAS 157 as of June 30, 2009 (dollars in thousands):

Measured on a non-recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$ -	$ -	$ 27,314	$27,314
Real estate owned	-	-	8,077	8,077
Total	$ -	$ -	$ 35,391	$35,391

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in the Company’s loan portfolio, result in the Company’s allowance for loan losses not being adequate to cover actual losses, and require the Company to materially increase its reserves; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates,  net interest margin, and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties, and fluctuations in real estate values in the Company’s market areas; adverse changes in the securities markets, including changes in the ability of the issuers of trust preferred CDO securities the Company owns to repay their obligations and the possibility that the Company will recognize additional credit losses from these securities as a result of further OTTI charges; changes as a result of examinations of the Company by the Federal Reserve Board and its bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks, or other regulatory authorities, or as a result of agreements with these regulators, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, recognize additional OTTI charges on its trust preferred CDO securities; change its regulatory capital position, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect the Company’s liquidity and earnings; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s work force and potential associated charges; computer systems on which the Company  depends could fail or experience a security breach, or the implementation of new technologies may not be successful; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to the Company; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations; pricing, products, and services; time to lease excess space in Company-owned buildings; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Any of the forward-looking statements that the Company makes in this Form 10-Q and in the other public statements  may turn out to be wrong because of inaccurate assumptions the Company  might make,  the factors illustrated above, or  other factors that the Company cannot foresee.  Because of these and other uncertainties, the Company’s actual future results may be materially different from those expressed in any forward-looking statements made by or on the Company’s behalf.  Therefore, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statement.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At June 30,	At December 31,	$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Total assets	$821,391	$847,233	$(25,842)	(3.1)%
Investment securities (1)	65,447	48,879	16,568	33.9
Interest-bearing deposits with banks	47,666	29,425	18,241	62.0
Loans, net	604,114	658,952	(54,838)	(8.3)
Deposits	488,959	519,239	(30,280)	(5.8)
Borrowed funds	281,421	291,217	(9,796)	(3.4)
Total shareholders’ equity	41,941	29,294	12,647	43.2

(1) Includes mortgage-backed securities

Total assets decreased $25.8 million or 3.1% to $821.4 million at June 30, 2009, compared to $847.2 million at December 31, 2008.  Interest-bearing deposits with the Federal Reserve Bank increased by $18.2 million during the period and investment securities increased $16.6 million due to a pre-tax fair value increase in our trust preferred CDO securities.  Partially offsetting these increases was a net decrease of $54.8 million in the loan portfolio, which was primarily the result of loan sales during the first six months of 2009, including the sale of our VISA credit card portfolio, the sale of substantially all of our new one-to four-family loan originations, and the Company’s decision to reduce originations of loans for its portfolio as part of the Company’s current strategy to shrink the balance sheet.  Deposits decreased to $489.0 million from $519.2 million at December 31, 2008, resulting primarily from the $56.5 million reduction in our balance of brokered deposits during the first six months of the year, which was offset by a $10.8 million increase in retail deposits.  As a result of its “under-capitalized” status, the Bank is currently prohibited from accepting, renewing or rolling over brokered deposits.  Shareholders’ equity increased $12.6 million to $41.9 million at June 30, 2009 from $29.3 million at December 31, 2008, primarily as a result of $20.7 million in tax-effected fair value adjustments relating to our trust preferred CDO securities, offset by our net loss of $8.3 million for the six months ended June 30, 2009.

Loans.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated (dollars in thousands):

	At June 30, 2009		At December 31, 2008		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 52,463	8.5%	$ 56,325	8.4%	$ (3,862)	(6.9)%
Five or more family residential	141,794	23.0	148,949	22.2	(7,155)	(4.8)
Commercial	253,981	41.3	253,801	37.7	180	0.1
Total real estate	448,238	72.8	459,075	68.3	(10,837)	(2.4)

Real estate construction:
One-to four-family residential	55,529	9.0	71,424	10.6	(15,895)	(22.3)
Five or more family residential	495	0.1	483	0.1	12	2.5
Commercial	11,004	1.8	9,953	1.5	1,051	10.6
Total real estate construction	67,028	10.9	81,860	12.2	(14,832)	(18.1)

Consumer:
Automobile	8,645	1.4	11,818	1.8	(3,173)	(26.8)
Home equity	38,143	6.2	42,442	6.3	(4,299)	(10.1)
Credit cards	-	-	23,192	3.4	(23,192)	(100.0)
Other	7,384	1.2	8,132	1.2	(748)	(9.2)
Total consumer	54,172	8.8	85,584	12.7	(31,412)	(36.7)

Commercial business	46,395	7.5	45,762	6.8	633	1.4

Total loans	615,833	100.0%	672,281	100.0%	(56,448)	(8.4)

Less allowance for loan losses	(11,719)		(13,329)		1,610	(12.1)

Loans, net	$ 604,114		$ 658,952		$ (54,838)	(8.3)%

We continue to focus on the reduction of the Bank’s asset base by significantly reducing new loan originations for portfolio and shrinking the construction and land development loan portfolio.  As a result of regular principal pay downs, we continue to experience declines in our consumer loan portfolio as well.  As a result, our net loan portfolio decreased $54.8 million or 8.3%, to $604.1 million at June 30, 2009 from the December 31, 2008 balance, which included the effect of the sale of our VISA credit card portfolio in February 2009, a $14.8 million decline in our construction loan balances (including $6.9 million in charge-offs of non-accrual construction loan balances), and an $10.9 million decrease in residential real estate loan balances (including $63.4 million in one-to four-family and $4.1 million in multifamily mortgage sales).  We also experienced a $4.3 million decline in home equity loan balances as borrowers continued to take advantage of historically low long-term rates by refinancing their existing one-to four-family mortgages and home equity balances into a single mortgage loan.  In addition, auto loan balances decreased $3.2 million during the first six months of 2009 as these loan balances continue to decline since the discontinuation of our indirect auto lending program in February 2008.

Investments. The following table sets forth the composition of our investment securities at the dates indicated.  The available-for-sale investments are presented at fair value, while the held-to-maturity securities are presented at amortized cost.  Our investment in the FHLB of Seattle’s common stock is presented at cost (dollars in thousands):

			$ Increase (Decrease)	% Increase (Decrease)
	At June 30, 2009	At December 31, 2008
Available-for-sale:
Trust preferred CDO securities	$ 36,280	$ 14,895	$ 21,385	143.6%
Total available-for-sale	36,280	14,895	21,385	143.6

Held-to-maturity:
Municipal obligations	9,376	11,085	(1,709)	(15.4)
Mortgage-backed securities	19,791	22,899	(3,108)	(13.6)
Total held-to-maturity	29,167	33,984	(4,817)	(14.2)

Total Investment Securities	65,447	48,879	16,568	33.9

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 79,159	$ 62,591	$ 16,568	26.5%

Our investment securities portfolio increased by 33.9%, to $65.4 million at June 30, 2009 compared to $48.9 million at December 31, 2008, primarily as a result of an increase in the fair value of our trust preferred CDO securities collateralized by the pooled trust preferred securities issued by 551 FDIC-insured financial institutions and 39 insurance companies.  Management adopted the FASB’s revised guidance issued on April 9, 2009 changing how the valuation for securities lacking an orderly and liquid market are calculated so they are more representative of fair value under current market conditions.  See Note 9 to the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this report on Form 10-Q.  In connection with adopting these new accounting standards, the Company engaged an independent consulting firm to assist the Company’s management in determining the fair value of the Company’s trust preferred CDO securities as of June 30, 2009, resulting in a $21.4 million net increase in the fair value of the Company’s portfolio of 15 trust preferred CDO securities during the first six months of 2009, notwithstanding the recognition of OTTI credit losses of $10.3 million on such securities during that period as discussed below.  Mortgage-backed securities held-to-maturity decreased $3.1 million as a result of routine principal reductions and as a result of maturities and calls, municipal obligations decreased $1.7 million during the six month period ended June 30, 2009.

On a quarterly basis, management evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined seven of the Company’s 15 trust preferred securities were other-than-temporarily impaired at June 30, 2009.  Accordingly, the Company recognized non-cash, pre-tax OTTI charges of $10.3 million year-to-date, reflecting the credit loss portion of the change in fair value of these securities, as shown in the Consolidated Statements of Operations.  The Company intends to, and believes it will more-likely-than-not be able to hold these securities with OTTI to the earlier of their recovery in value or the maturity of the underlying investment security.  The Company recorded the change in the non-credit related factors of the change in fair value for these seven securities as a component of shareholders’ equity (i.e. accumulated other comprehensive loss).

The valuation of the Company’s trust preferred CDO securities and the determination of any OTTI charges with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  As with other areas involving the highly subjective determination of amounts by management, there remains the possibility that the Company’s and the Bank’s regulators will disagree with management’s valuation and OTTI analyses with respect to the trust preferred CDO securities and require further write-downs in the values of these securities and the recognition of additional OTTI charges.  See

Part II, Item 1A, “Risk Factors- - The valuation of the Company’s trust preferred CDO securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.”

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At June 30, 2009		At December 31, 2008		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Real estate	$-	-%	$-	-%	$-	-%
Real estate construction	29,265	4.75	24,042	3.58	5,223	21.7
Consumer	225	0.04	488	0.07	(263)	(53.9)
Commercial business	2,300	0.37	14	0.00	2,286	16,328.6
Total non-performing loans	31,790	5.16%	24,544	3.65%	7,246	29.5

Other non-performing assets
Real estate owned	8,077		6,796		1,281	18.8
Other repossessed assets	10		38		(28)	(73.7)
Total other non-performing assets	8,087		6,834		1,253	18.3

Total non-performing assets	$39,877		$31,378		$8,499	27.1%

Total non-performing assets as a percentage of total assets	4.85%		3.70%

Loans greater than 30 days delinquent as percentage of total loans	5.49%		4.00%

(1) Percent of total loan portfolio

Our non-performing assets have increased to $39.9 million at June 30, 2009 from $31.4 million at December 31, 2008.  As of June 30, 2009, we classified $29.3 million in real estate construction loans (representing 43.7% of our total real estate construction portfolio) as non-performing, which consists of $22.3 million in developed one- to four-family residential lots, $2.7 million in one- to four-family residential construction loans with houses in varying stages of completion (i.e., developed lots to completed homes), and $2.0 million in loans for land development in Pierce, Thurston, and King counties of Washington State, as well as a $2.3 million non-residential commercial real estate loan.  Of the $31.8 million in total non-performing loans at June 30, 2009, a total of $29.3 million ($27.0 million in real estate construction loans and $2.3 million in commercial business loans) related to balances on loans outstanding to five residential builder relationships, four of which generated the significant level of loan charge-offs in the first quarter of 2009.  The cumulative interest not accrued during the first six months of 2009 relating to all non-performing loans totaled $857,000.  We seek to reach acceptable payment plans on all of our non-performing loans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $31.7 million in total impaired loans, $29.3 million in impaired real estate construction loans and $2.4 million in impaired commercial business loans, revealed a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $4.3 million specific allowance for these loans.

Other loans not included in the non-performing asset categories as of June 30, 2009 but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms totaled $98,000 as of June 30, 2009 (one commercial business loan), compared with $3.3 million as of December 31, 2008 (which became non-performing during the first six months of 2009).

Deposits.  The following table sets forth the composition of our deposits, by type of deposits, at the dates indicated (dollars in thousands):

	At June 30, 2009		At December 31, 2008		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 43,447	8.9%	$ 40,331	7.8%	$ 3,116	7.7%
Interest-bearing checking	40,249	8.2	36,468	7.0	3,781	10.4
Savings accounts	32,033	6.6	28,197	5.4	3,836	13.6
Money market accounts	150,785	30.8	145,311	28.0	5,474	3.8
IRA accounts	5,594	1.1	6,382	1.2	(788)	(12.3)
Brokered certificates of deposit	30,973	6.4	87,442	16.9	(56,469)	(64.6)
Retail certificates of deposit	185,878	38.0	175,108	33.7	10,770	6.2
Total deposits	$ 488,959	100.0%	$ 519,239	100.0%	$ (30,280)	(5.8)%

Core deposits	$ 272,108	55.6%	$ 256,689	49.4%	$ 15,419	6.0%
Non-core deposits	216,851	44.4	262,550	50.6	(45,699)	(17.4)
Total deposits	$ 488,959	100.0%	$ 519,239	100.0%	$ (30,280)	(5.8)%

Our deposits decreased $30.3 million, or 5.8%, to $489.0 million at June 30, 2009 from $519.2 million at December 31, 2008. The decrease was primarily the result of maturing brokered deposits during the first six months of 2009, which were not renewed or replaced.  Certificates of deposit at June 30, 2009 included $31.0 million of brokered certificates of deposit, compared to the $87.4 million of brokered certificates of deposit at December 31, 2008.  We are increasing our marketing efforts toward generating retail deposits and continue to focus on our local relationship-oriented deposit gathering activities through the Bank’s 14 branch network.  The result of these efforts was a $26.2 million increase in total retail deposits, with core deposits increasing by $15.4 million during the first half of 2009.  These core deposits (i.e. checking, savings, money market and individual retirement accounts) represented 55.6% of total deposits as of June 30, 2009 and are more valuable for us as they are generally less rate sensitive and represent a more stable source of funds.

Borrowings.  Borrowed funds decreased $9.8 million, or 3.4%, to $281.4 million at June 30, 2009 from $291.2 million at December 31, 2008.  The decrease in borrowed funds was the result of payoffs on maturing term FHLB borrowings.

Capital.  Total shareholders’ equity increased $12.6 million, or 43.2%, to $41.9 million at June 30, 2009 from $29.3 million at December 31, 2008.  The increase in equity during the quarter was primarily attributable to $20.7 million in tax-effected fair value adjustments relating to our trust preferred CDO securities.  Partially offsetting that increase was an $8.3 million net loss for the six months ended June 30, 2009, which included the $10.3 million in credit losses realized on seven of our 15 trust preferred CDO securities deemed to involve OTTI, during the same period.  As a result of these factors, and the $25.8 million decrease in our total assets, our capital-to-assets ratio under accounting principles generally accepted in the United States increased 165 basis points to 5.11% at June 30, 2009, compared to 3.46% at December 31, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Net interest income	$ 5,184	$ 6,438	$ (1,254)	(19.5)%
Non-interest income	2,841	2,601	240	9.2
Total revenue	8,025	9,039	(1,014)	(11.2)
Provision for loan losses	4,000	550	3,450	627.3
Non-interest expense	7,771	6,900	871	12.6
Impairment loss on securities	(1,808)	-	(1,808)	(100.0)
Net income (loss)	(3,700)	1,017	(4,717)	(463.8)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Interest income:
Loans	$ 9,534	$ 11,191	$ (1,657)	(14.8)%
Securities available-for-sale	595	1,276	(681)	(53.4)
Securities held-to-maturity	330	420	(90)	(21.4)
Interest-bearing deposits	32	6	26	433.3
Federal Home Loan Bank dividends	-	48	(48)	(100.0)
Total interest income	10,491	12,941	(2,450)	(18.9)

Interest expense:
Deposits	2,075	2,979	(904)	(30.3)
Borrowed funds	3,232	3,524	(292)	(8.3)
Total interest expense	5,307	6,503	(1,196)	(18.4)
Net interest income	$ 5,184	$ 6,438	$ (1,254)	(19.5)%

Net interest income was $5.2 million for the three months ended June 30, 2009, compared to $6.4 million for the same period in 2008.  Our net interest margin decreased 40 basis points to 2.73% for the three months ended June 30, 2009, from 3.13% for the same period in 2008.  The decrease in net interest income and net interest margin were primarily due to $518,000 of unrecognized interest on non-accrual real estate construction loans during the three months ended June 30, 2009, the loss of interest income from the relatively higher yielding VISA credit card portfolio that we sold as of January 31, 2009, an increase in our lower yielding interest-bearing deposits at the Federal Reserve, and the general decline in market interest rates.

      Interest Income.  Our interest income decreased to $10.5 million for the three months ended June 30, 2009 from $12.9 million for the three months ended June 30, 2008.  Interest earned on loans for the three months ended June 30, 2009 and 2008 was $9.5 million and $11.2 million, respectively.  The average balance of total loans decreased by $30.2 million to $625.5 million for the three months ended June 30, 2009 from $658.7 million for the same period in 2008 and the average yield on total loans decreased to 6.07% for the three months ended June 30, 2009 compared to 6.80% for the same period in 2008 reflecting a overall decrease in market interest rates, unrecognized interest on non-accrual construction loans, and the sale of our relatively higher yielding VISA credit card portfolio.

Interest income on investment securities (including mortgage-backed securities) decreased $771,000 or 45.5%, to $925,000 for the three months ended June 30, 2009 from $1.7 million for the three months ended June 30, 2008 as a result of lower average balances and a decline in short-term market interest rate indexes used to determine the yield on a significant portion of our investment portfolio.  The average balances of investment securities for the three months ended June 30, 2009 and 2008 were $65.4 million and $146.5 million, respectively.  Furthermore, the structure of our trust preferred CDO securities allows for the deferral of interest payments by the underlying issuers for up to 20 consecutive quarters, which can lead to the capitalization of interest.  During the three months ended June 30, 2009, we recorded and capitalized interest income of $277,000 related to those securities experiencing interest payment deferrals, and did not recognize $25,000 in interest income on selected securities that involved OTTI and were experiencing interest payment deferrals.

Interest Expense.  Our interest expense decreased $1.2 million or 18.4%, to $5.3 million for the three months ended June 30, 2009 from $6.5 million for the three months ended June 30, 2008.  The decrease in interest expense was primarily the result of declining market rates, which allowed us to significantly decrease our cost of deposits, even as the average balance of interest-bearing deposits increased $29.2 million to $451.1 million for the three months ended June 30, 2009, compared to $421.9 million for the same period in 2008.

       Interest expense on deposits decreased $904,000 or 30.3%, to $2.1 million for the three months ended June 30, 2009 from $3.0 million for the three months ended June 30, 2008.  The average cost of deposits decreased 79 basis points to 2.05% for the three months ended June 30, 2009 from 2.84% for the three months ended June 30, 2008.

       Interest expense on borrowed funds decreased $292,000 or 8.3%, to $3.2 million for the three months ended June 30, 2009 from $3.5 million for the three months ended June 30, 2008, primarily attributable to a $30.8 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $293.2 million for the quarter ended June 30, 2009, compared to $324.0 million for the three months ended June 30, 2008.  The cost of borrowed funds did not benefit from lower market rates as $245.0 million of our borrowings are long-term fixed rate advances that do not reprice when short-term rates change.  As a result, the cost of borrowed funds increased by four basis points to 4.42% for the three months ended June 30, 2009 from 4.38% for the three months ended June 30, 2008.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Allowance at beginning of period	$ 8,456	$ 7,979	$ 477	6.0%
Provision for loan losses	4,000	550	3,450	627.3
Recoveries	24	66	(42)	(63.6)
Charge-offs	(761)	(324)	(437)	134.9
Allowance at end of period	$ 11,719	$ 8,271	$ 3,448	41.7%

Our provision for loan losses increased to $4.0 million for the three months ended June 30, 2009 compared to $550,000 for the three months ended June 30, 2008.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the known and inherent credit risk in the loan portfolio at that date.  The allowance for loan losses increased $3.4 million or 41.7%, to $11.7 million at June 30, 2009 compared to $8.3 million at June 30, 2008.  The allowance for loan losses as a percent of total loans at June 30, 2009 decreased eight basis points to 1.90% compared to 1.98% at December 31, 2008; however, it was 65 basis points more than the 1.25% at June 30, 2008.  The decrease in the allowance from the December 31, 2008 balance was primarily the result of $6.9 million of charge-offs in our real estate construction loans during the first six months of 2009.  All of these charge-offs were related to non-accrual loans for which we had previously established a specific allocation of the allowance for loan losses in the third quarter of 2008.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  Management evaluated $48.6 million of classified loans, of which $31.7 million were impaired.  All but one commercial loan in the amount of $98,000 were non-performing.  Management established a $4.3 million specific allocation of the allowance for these loans.  A total of $29.3 million of the $31.7 million of impaired loans were concentrated in five residential builder relationships, most of which generated the significant charge-offs in the first quarter of 2009; including $22.3 million in developed one-to four-family residential lots, $2.7 million in one-to four-family residential construction loans in varying stages of completion (i.e., developed lots to completed homes), $2.0 million in land for future development located in Pierce, Thurston, and King counties of Washington State, and $2.3 million in commercial business loans to two of these borrowers.

Increases or decreases in the size of higher-risk loan portfolios, or changes in expected loss ratios, can also result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  Beginning in 2007, management tightened the underwriting criteria on most of our consumer loans including automobile, credit cards, and home equity products, which are the loan types that have typically resulted in the majority of our loan charge-offs in the past.  As a result, if it were not for the specific allowance primarily related to non-performing residential construction and land development loans, our allowance for loan losses as a percentage of total loans may have continued to decline from prior periods.

Management believes our allowance for loan losses as of June 30, 2009 was adequate to absorb the known and inherent credit risks in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Deposit service fees	$ 868	$ 908	$ (40)	(4.4)%
Loan service fees	214	287	(73)	(25.4)
Insurance service fees	503	529	(26)	(4.9)
Investment service fees	175	121	54	44.6
Real estate lease income	177	262	(85)	(32.4)
Gain on sale of loans, net	874	450	424	94.2
Gain (loss) on sale of REO, net	(8)	7	(15)	(214.3)
Loss on sale of premises and equipment, net	(2)	(1)	(1)	100.0
Other operating income	40	38	2	5.3
Total non-interest income	$ 2,841	$ 2,601	$ 240	9.2%

Our non-interest income for the three months ended June 30, 2009 increased $240,000 or 9.2%, to $2.8 million compared to $2.6 million during the same period in 2008.  This increase was primarily due to a $424,000 increase in the net gains realized on the sale of loans, partially offset by an $85,000 decrease in real estate lease income and a $73,000 decrease in loan service fees.  The increase in gain on sale of loans was the result of selling $29.5 million in one-to four-family mortgages, compared to $22.9 million for the three months ended June 30, 2008, due to a higher level of refinancing activity in 2009 that resulted in more sales in the secondary market this year.  The decline in real estate lease income was due to vacancies in our downtown administrative building and loan service fees declined as a result of having fewer loan extensions and modifications during the three months ended June 30, 2009 compared to the same period in 2008.  All other categories of non-interest income reflected a net decrease of $26,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Compensation and benefits	$ 3,641	$ 4,042	$ (401)	(9.9)%
Office operations	927	937	(10)	(1.1)
Occupancy	630	616	14	2.3
Loan servicing	119	123	(4)	(3.3)
Outside and professional services	264	248	16	6.5
Marketing	274	218	56	25.7
Federal deposit insurance premiums and assessments	1,261	65	1,196	1,840.0
Other operating expenses	655	651	4	0.6
Total non-interest expense	$ 7,771	$ 6,900	$ 871	12.6%

Non-interest expense increased $871,000 or 12.6%, to $7.8 million for the three months ended June 30, 2009 from $6.9 million for the three months ended June 30, 2008.  The increase was primarily attributable to a $1.2 million increase in FDIC deposit insurance premiums and assessments during the second quarter of 2009, including a special assessment explained below of $378,000.  Effective April 1, 2009, FDIC deposit insurance base assessment rates increased for all institutions generally, and the Bank’s assessment rate is higher than it would be otherwise as a result of its “under-capitalized” status.  In addition, in May 2009, the FDIC approved a rule providing for a special assessment on all insured depository institutions of five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base.  Two additional special assessments, each of the same amount, may be imposed on all institutions for the third and fourth quarters of 2009.  All other non-interest expenses decreased by $325,000 combined.

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

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$628,529	6.07%	$658,743	6.80%	$(30,214)	(4.6)%
Mortgage-backed securities	20,723	4.28	40,400	4.28	(19,677)	(48.7)
Investment securities	44,712	6.29	106,106	4.77	(61,394)	(57.9)
Federal Home Loan Bank stock	13,712	-	13,712	1.40	-	-
Interest-bearing deposits with banks	50,932	0.25	1,025	2.14	49,907	4,869.0
Total interest-earning assets	758,608	5.54	819,986	6.32	(61,378)	(7.5)

Non-interest-earning assets	80,697		56,790		23,907	42.1

Total assets	$839,305		$876,776		$(37,471)	(4.3)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$33,345	0.05	$31,475	0.25	$1,870	5.9%
Interest-bearing checking accounts	38,501	0.23	36,561	0.69	1,940	5.3
Money market deposit accounts	149,202	1.41	117,870	2.24	31,332	26.6
Certificates of deposit	230,047	2.65	235,980	3.80	(5,933)	(2.5)
Total deposits	451,095	2.05	421,886	2.84	29,209	6.9

Federal Home Loan Bank advances	293,232	4.42	324,023	4.38	(30,791)	(9.5)

Total interest-bearing liabilities	744,327	2.86	745,909	3.51	(1,582)	(0.2)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	40,568		36,885		3,683	10.0
Other	11,345		12,594		(1,249)	(9.9)
Total non-interest bearing liabilities	51,913		49,479		2,434	4.9

Total liabilities	796,240		795,388		852	0.1

Equity	43,065		81,388		(38,323)	(47.1)

Total liabilities and equity	$839,305		$876,776		$(37,471)	(4.3)%

Net interest income	$5,184		$6,438		$(1,254)	(19.5)%
Interest rate spread (1)		2.68%		2.81%
Net interest margin (2)	2.73%		3.13%

(1)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(2)  Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008

Net interest income	$ 10,774	$ 12,981	$ (2,207)	(17.0)%
Non-interest income	8,491	5,422	3,069	56.6
Total revenue	19,265	18,403	862	4.7
Provision for loan losses	6,300	700	5,600	800.0
Non-interest expense	15,160	13,858	1,302	9.4
Impairment loss on securities	(10,291)	-	(10,291)	(100.0)
Net income (loss)	(8,313)	2,461	(10,774)	(437.8)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Interest income:
Loans	$ 19,776	$ 22,468	$ (2,692)	(12.0)%
Securities available-for-sale	1,429	3,133	(1,704)	(54.4)
Securities held-to-maturity	683	871	(188)	(21.6)
Interest-bearing deposits	51	33	18	54.5
Federal Home Loan Bank stock dividends	-	82	(82)	(100.0)
Total interest income	21,939	26,587	(4,648)	(17.5)

Interest expense:
Deposits	4,707	6,566	(1,859)	(28.3)
Borrowed funds	6,458	7,040	(582)	(8.3)
Total interest expense	11,165	13,606	(2,441)	(17.9)
Net interest income	$ 10,774	$ 12,981	$ (2,207)	(17.0)%

Net interest income was $10.8 million for the six months ended June 30, 2009, compared to $13.0 million for the same period in 2008.  Our net interest margin decreased 38 basis points to 2.79% for the six months ended June 30, 2009, from 3.17% for the same period in 2008.  The decrease in net interest income and net interest margin were primarily due to $857,000 of unrecognized interest on non-accrual real estate construction loans during the first six months of 2009, the loss of interest income from the relatively higher yielding VISA credit card portfolio that we sold as of January 31, 2009, an increase in our lower yielding interest-bearing deposits at the Federal Reserve, and the general decline in market interest rates.

      Interest Income.  Our interest income decreased to $21.9 million for the six months ended June 30, 2009 from $26.6 million for the six months ended June 30, 2008.  Interest earned on loans for the six months ended June 30, 2009 and 2008 was $19.8 million and $22.5 million, respectively.  The average yield on total loans decreased 79 basis points to 6.17% for the six months ended June 30, 2009, compared to 6.96% for the same period in 2008 reflecting an overall decrease in market interest rates, unrecognized interest on non-accrual construction loans, and the sale of our relatively higher yielding VISA credit card portfolio.

Interest income on investment securities (including mortgage-backed securities) decreased $1.9 million or 47.3%, to $2.1 million for the six months ended June 30, 2009 from $4.0 million for the six months ended June 30, 2008 as a result of a lower average balance and a decline in short-term market interest rate indexes used to determine pricing on a significant portion of our investment portfolio.  The average balances of investment securities for the six months ended June 30, 2009 and 2008 were $65.3 million and $154.4 million, respectively.  Furthermore, the structure of our trust preferred CDO securities allows for the deferral of interest payments by the underlying issuers for up to 20 consecutive quarters, which can lead to the capitalization of interest.  During the six months ended June 30, 2009, we recorded and capitalized interest income of $464,000 related to those securities experiencing interest payment deferrals, and did not recognize $31,000 in interest income on selected securities that involved OTTI and were experiencing interest payment deferrals.

Interest Expense.  Our interest expense decreased $2.4 million or 17.9%, to $11.2 million for the six months ended June 30, 2009 from $13.6 million for the six months ended June 30, 2008.  The decrease in interest expense was primarily the result of declining market rates, which allowed us to significantly decrease our cost of deposits, even as the average balance of interest-bearing deposits increased $45.2 million to $463.6 million for the six months ended June 30, 2009, compared to $418.4 million for the same period in 2008.

       Interest expense on deposits decreased $1.9 million or 28.3%, to $4.7 million for the six months ended June 30, 2009 from $6.6 million for the six months ended June 30, 2008.  The average cost of deposits decreased 111 basis points to 2.05% for the six months ended June 30, 2009 from 3.16% for the six months ended June 30, 2008 as a result of a decline in short-term interest rates.

       Interest expense on borrowed funds decreased $582,000 or 8.3%, to $6.5 million for the six months ended June 30, 2009 from $7.0 million for the six months ended June 30, 2008 primarily attributable to a $29.4 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $292.8 million for the six months ended June 30, 2009, compared to $322.2 million for the same period in 2008.  The cost of borrowed funds did not benefit from lower market rates as $245.0 million of our borrowings are long-term fixed rate advances that do not reprice when short-term rates change.   As a result, the cost of our borrowed funds increased six basis points to 4.45% for the six months ended June 30, 2009 from 4.39% for the six months ended June 30, 2008.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Allowance at beginning of period	$ 13,329	$ 8,079	$ 5,250	65.0%
Provision for loan losses	6,300	700	5,600	800.0
Recoveries	62	138	(76)	(55.1)
Charge-offs	(7,972)	(646)	(7,326)	1,134.1
Allowance at end of period	$ 11,719	$ 8,271	$ 3,448	41.7%

Our provision for loan losses increased $5.6 million to $6.3 million for the six months ended June 30, 2009 compared to $700,000 for the six months ended June 30, 2008.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.  At June 30, 2009, the allowance for loan losses decreased $1.6 million to $11.7 million from $13.3 million at December 31, 2008 and was $3.4 million more than the June 30, 2008 balance of $8.3 million.  The allowance for loan losses as a percent of total loans at June 30, 2009 decreased eight basis points to 1.90% compared to 1.98% at December 31, 2008; however, it was 65 basis points more than the 1.25% at June 30, 2008.  The decrease in the allowance from the December 31, 2008 balance was primarily the result of $6.9 million of charge-offs in our real estate construction loans during the first six months of 2009 related to three residential builder relationships, partially offset by a $6.3 million loan loss provision for the same period.  All of these charge-offs related to construction loans were for loans in which we had previously established a specific allocation of the allowance for loan losses in the third quarter of 2008.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  Management evaluated $31.7 million of impaired loans, of which $31.6 million were classified as non-performing, and established a $4.3 million specific allocation of the allowance.  A total of $29.3 million of the $31.7 million of impaired loans were concentrated in five residential builder relationships, most of which generated the significant charge-offs in the first quarter of 2009; including $22.3 million in developed one-to four-family residential lots, $2.7 million in one-to four-family residential construction loans in varying stages of completion (i.e., developed lots to completed homes), $2.0 million in land for future development located in Pierce, Thurston, and King counties of Washington State, and $2.3 million in commercial business loans to two of these borrowers.

Increases or decreases in the size of higher-risk loan portfolios, or changes in expected loss ratios, can also result in our allowance as a percentage of total loans increasing or decreasing in response to those changes.  Beginning in 2007, management tightened the underwriting criteria on most of our consumer loans including automobile, credit cards, and home equity products, which are the loan types that have typically resulted in the majority of our loan charge-offs in the past.  As a result, if it were not for the specific allowance primarily related to non-performing residential construction and land development loans, our allowance for loan losses as a percentage of total loans may have continued to decline from prior periods.

Management believes our allowance for loan losses as of June 30, 2009 was adequate to absorb the known and inherent credit risks in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Deposit service fees	$ 1,666	$ 1,747	$ (81)	(4.6)%
Loan service fees	445	602	(157)	(26.1)
Insurance service fees	1,090	1,079	11	1.0
Investment service fees	350	285	65	22.8
Real estate lease income	434	508	(74)	(14.6)
Gain on sale of securities, net	-	11	(11)	(100.0)
Gain on sale of loans, net	4,435	685	3,750	547.4
Gain (loss) on sale of REO, net	(10)	7	(17)	(242.9)
Loss on sale of premises and equipment, net	(3)	(1)	(2)	200.0
Other operating income	84	499	(415)	(83.2)
Total non-interest income	$ 8,491	$ 5,422	$ 3,069	56.6%

Our non-interest income for the six months ended June 30, 2009 increased $3.1 million or 56.6%, to $8.5 million from $5.4 million for the six months ended June 30, 2008.  This increase was primarily a result of a $3.8 million increase in the net gains generated on the sale of loans, partially offset by a $415,000 decrease in other operating income and a $157,000 decrease in loan service fees.  The $4.4 million gain on sale of loans for the six months ended June 30, 2009 included a $3.0 million gain on the sale of our VISA credit card portfolio in February 2009.  The gain on sale of loans also included $1.4 million in gains on the sale of one-to four-family mortgages, compared to $685,000 for the first two quarters of 2009, due to a higher level of refinancing activity in 2009 that resulted in more sales in the secondary market this year.  The decrease in other operating income was primarily the result of a non-recurring $422,000 pre-tax gain from the redemption of VISA U.S.A., Inc. Class B common stock recognized in connection with its initial public offering in March 2008.  The decline in loan service fees was due to having fewer loan modification and extension fees during the first six months of 2009 compared to the same period in 2008.  All other categories of non-interest income reflected a net decrease of $109,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Compensation and benefits	$ 7,266	$ 8,102	$ (836)	(10.3)%
Office operations	1,883	1,892	(9)	(0.5)
Occupancy	1,268	1,230	38	3.1
Loan servicing	254	232	22	9.5
Outside and professional services	749	696	53	7.6
Marketing	531	502	29	5.8
Federal deposit insurance premiums and assessments	1,755	130	1,625	1,250.0
Other operating expenses	1,454	1,074	380	35.4
Total non-interest expense	$ 15,160	$ 13,858	$ 1,302	9.4%

Non-interest expense increased $1.3 million or 9.4%, to $15.2 million for the six months ended June 30, 2009 from $13.9 million for the six months ended June 30, 2008.  The increase was primarily attributable to a $1.6 million increase in federal deposit insurance premiums and assessments, as well as a $380,000 increase in other operating expenses for the first two quarters of 2009 compared to the same period in 2008.  The increase in other operating expenses was primarily due to the reversal of a $173,000 pre-tax charge during March 2008 that was recognized in the fourth quarter of 2007 related to a reserve established for the Company’s share of the VISA U.S.A., Inc. litigation settlements.  Partially offsetting these increases was an $836,000 or 10.3% decrease in compensation and benefits expense primarily due to the elimination of equity-based compensation for all executive officers and board members, lower employee incentive and retirement compensation and having approximately 10 fewer full-time equivalent employees.  All other non-interest expenses increased by $133,000 combined.

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

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$642,539	6.17%	$646,191	6.96%	$(3,652)	(0.6)%
Mortgage-backed securities	21,516	4.29	42,329	4.32	(20,813)	(49.2)
Investment securities	43,736	7.54	112,077	5.51	(68,341)	(61.0)
Federal Home Loan Bank stock	13,712	-	13,712	1.20	-	-
Interest-bearing deposits in other banks	46,646	0.22	2,403	2.70	44,243	1,841.2
Total interest-earning assets	768,149	5.73	816,712	6.52	(48,563)	(5.9)

Non-interest-earning assets	75,272		55,737		19,535	35.0

Total assets	$843,421		$872,449		$(29,028)	(3.3)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$32,367	0.07	$30,910	0.26	$1,457	4.7%
Interest-bearing checking accounts	36,745	0.25	36,736	0.69	9	-
Money market deposit accounts	148,472	1.67	117,366	2.60	31,106	26.5
Certificates of deposit	246,001	2.65	233,382	4.19	12,619	5.4
Total deposits	463,585	2.05	418,394	3.16	45,191	10.8

Federal Home Loan Bank advances	292,793	4.45	322,232	4.39	(29,439)	(9.1)

Total interest-bearing liabilities	756,378	2.98	740,626	3.69	15,752	2.1

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	39,883		35,322		4,561	12.9
Other	9,911		12,676		(2,765)	(21.8)
Total non-interest bearing liabilities	49,794		47,998		1,796	3.7

Total liabilities	806,172		788,624		17,548	2.2

Equity	37,249		83,825		(46,576)	(55.6)

Total liabilities and equity	$843,421		$872,449		$(29,028)	(3.3)%

Net interest income	$10,774		$12,981		$(2,207)	(17.0)%
Interest rate spread (1)		2.75%		2.83%
Net interest margin (2)	2.79%		3.17%

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

Our primary sources of funds are from customer and brokered deposits, loan repayments, loan sales, maturing investment securities, and borrowed funds.  These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  We believe that our current liquidity position and cash flows from our forecasted operating results are sufficient to fund all of our existing commitments and continuing operations.

At June 30, 2009, we held interest-bearing deposits with banks, certain investment securities, and readily saleable loans for liquidity purposes.  In addition to this liquidity, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 50.0% of total Bank assets or $410.4 million, and a separate credit facility with the Federal Reserve Bank of San Francisco.  These credit facilities depend on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco.  At June 30, 2009, we were in compliance with our collateral requirements, and 10.1%, or $31.7 million of our credit facility with the Federal Home Loan Bank of Seattle was available, and 100%, or $8.9 million of the credit facility at the Federal Reserve Bank of San Francisco was available.

Management believes that the Company has adequate resources to fund all loan commitments through deposits, borrowings from the FHLB or other sources, and the sale of mortgage loans or investments.  At June 30, 2009, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $216.9 million, or 44.4%, of total deposits, including $31.0 million of brokered deposits, $17.0 million of which are scheduled to mature by December 31, 2009.  In February 2009, our use of brokered deposits was restricted by our regulatory authority and they are no longer considered a component of our potential liquidity, and we are legally prohibited from accepting, renewing or rolling over brokered deposits due to the Bank’s “under-capitalized” status.  The Bank may also not offer an effective yield on deposits that is more than 75 basis points above the prevailing effective yield on insured deposits of comparable maturity in the Bank’s “normal market area” or in the area in which deposits are being solicited.  We do, however, believe that the current on-balance sheet liquidity position, on-going cash flows from operations, retail deposits and our borrowing capacity from the Federal Home Loan Bank of Seattle will meet our anticipated funding needs.  Management also believes that we can adjust, within an acceptable range, the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments.

Capital.  As a result of the decline in the value of our trust preferred CDO securities (discussed in Notes 4 and 9 of the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this Form 10-Q) the regulatory capital levels of the Bank have come under significant pressure.  As a result of investment rating downgrades by Moody’s Investor Services on March 27, 2009, all of our 15 trust preferred CDO securities were rated as “highly speculative grade” debt securities.  As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios.  The result of that calculation increased the Bank’s risk-weighted assets for these securities to $418.2 million as of June 30, 2009, well above the $93.6 million in amortized cost of these securities as of June 30, 2009, thereby significantly diluting the regulatory capital ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated ratios are as follows at June 30, 2009:  a Tier I leverage ratio of 7.94% (compared to a “well capitalized” threshold of 5.00%); a Tier I risk-based capital ratio of 6.30% (compared to a “well capitalized” threshold of 6.00%); and a total risk-based capital ratio of 7.43% (compared to a “well capitalized” threshold of 10.00% and an “adequately capitalized” threshold of 8.00%).  Accordingly, with a total risk-based capital ratio of 7.43%, the Bank is categorized as “under-capitalized” as calculated under the regulatory capital standards, and both the Bank and the Company are subject to a higher level of regulatory oversight and supervision (see Note 4 of the Selected Notes to Unaudited Interim Consolidated Financial Statements for more information).  Total equity of the Bank under generally accepted accounting principles was $40.9 million at June 30, 2009, or 4.99% of total assets, and was considerably lower than the minimum ratio of 7.0% desired by management.  In response to these financial challenges the Company is taking tactical actions aimed at preserving existing capital and has engaged the services of an investment banking firm to evaluate and pursue the prospects of private equity investment or other capital raising alternatives.

Regulatory Actions.  In light of the current challenging operating environment, the Company and Bank are working closely with its federal and state banking regulators to improve asset quality and capital adequacy, while maintaining sufficient liquidity.  Furthermore, the Company’s board of directors has adopted a board resolution at the request of the Federal Reserve Bank of San Francisco focused upon returning the Company to a satisfactory condition, in particular an improved capital position.  In addition, the Bank’s principal federal regulator, the FDIC, has imposed on the Bank the requirements that the Bank provide prior notice to the

FDIC regarding any additions or changes to directors or senior executive officers, that the Bank not pay certain kinds of severance and other forms of compensation without regulatory approval, that the Bank not renew existing brokered deposits without prior approval of the FDIC, and to not offer interest rates on deposits greater than 75 basis points over the market average.  While the Bank is currently operating under the mandatory requirements of Section 38 of the Federal Deposit Insurance Act and the FDIC’s related regulations, which impose additional restrictions on the Bank’s operations (see Note 4 of the notes to the unaudited interim consolidated financial statements), it is not yet operating under a formal enforcement order from the FDIC or the Washington State Department of Financial Institutions; however management believes the receipt of such order to be imminent.  In addition, the Bank expects to continue being subject to elevated levels of regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

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

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At June 30, 2009, there were no material changes in the market risk from the information provided in the Company’s 2008 Form 10-K which was filed with the SEC on March 13, 2009.

At June 30, 2009, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who is also currently serving as the Company’s interim Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.   In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation, the Company’s Chief Executive Officer, also serving as the Company’s interim Chief Financial Officer, concluded that as of June 30, 2009, the Company’s disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer, who is also serving as the Company’s interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of June 30, 2009, we were not involved in any significant unfavorable litigation and do not anticipate incurring any material liability as a result of any such litigation.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K.

The valuation of the Company’s trust preferred CDO securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.

Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade, A-rated mezzanine tranches of trust preferred collateralized debt obligation (CDO) securities with an aggregate par value of $108.4 million as of June 30, 2009.  The underlying collateral for the trust preferred CDO securities are pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  As of June 30, 2009, the Company had aggregate net unrealized losses on its trust preferred CDO securities of $57.3 million.  On a quarterly basis, management evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Of the Company’s 15 trust preferred CDO securities, management has determined that seven were other-than-temporarily impaired at June 30, 2009.  As a result, the Company has recognized non-cash, pre-tax other than temporary impairment (OTTI) charges of $10.3 million year-to-date, reflecting the credit loss portion of the change in fair value of these securities, as reflected in the Company’s consolidated statements of operations.  The Company intends to, and believes it will more-likely-than-not be able to, hold these securities with OTTI to the earlier of their recovery in value or the maturity of the underlying investment security, although no assurance can be given in this regard.  The Company recorded the change in the non-credit related factors of the fair value for these seven securities as a component of shareholders’ equity (i.e. accumulated other comprehensive loss).

The valuation of the Company’s trust preferred CDO securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  As with other areas involving the highly subjective determination of amounts by management, there remains the possibility that the Company’s and the Bank’s regulators will disagree with management’s valuation and OTTI analyses with respect to the trust preferred CDO securities and require further write-downs in the values of these securities and the recognition of additional OTTI charges.  This could have a material adverse effect on the Company’s results of operations and capital.

We expect to be subject to a formal enforcement action with regulatory authorities, and, when it occurs, we expect such action to place significant restrictions on our operations.

At June 30, 2009, Rainier Pacific Bank’s total risk-based capital fell to 7.43%.  Accordingly, the Bank is categorized as “undercapitalized” under the regulatory capital standards and both Rainier Pacific Bank and Rainier Pacific Financial Group, Inc. are subject to a higher level of regulatory oversight and enforcement actions.  Under applicable laws, the FDIC, as our primary federal regulator, and the Washington Department of Financial Institutions, have the ability to impose substantial sanctions, restrictions, and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness.  Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities.  We anticipate being subject to the issuance of a formal enforcement action and our regulatory authorities are expected to issue a cease and desist order, primarily due to the high level of trust preferred CDO securities of the Bank and the resulting impact on our overall financial condition, and in particular our capital position.  Such an order will generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities.  Failure to adhere to the requirements of the actions, once issued, can result in more severe restrictions.  Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Undercapitalized banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  In addition, as a result of being undercapitalized the Bank is subject to certain regulatory restrictions.  These restrictions include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the Bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time, and may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of a capital restoration plan, the Company must generally guarantee that the Bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee. If a capital restoration plan is not approved by the FDIC or if the Bank fails to implement the plan in any material respect, the Bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions on the Company and the Bank.  It is also expected that the Bank’s FDIC insurance premiums will further increase.

Deposit insurance premiums and assessments have increased substantially, and are more likely than not to remain at this level, which will adversely affect expenses.

Our FDIC deposit insurance expense for the year ended December 31, 2008 was $300,000.  Our FDIC deposit insurance assessments have significantly increased in 2009 due to higher assessments that we are subjected to with our recent total risk-based capital regulatory rating of “undercapitalized”, in addition to general increases due to the recent experience of the FDIC deposit insurance fund relating to the current level of bank failures and the stress on the banking system.  In addition, in May 2009, the FDIC approved a rule providing for a special assessment on all insured depository institutions of five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base.  Two additional special assessments, each of the same amount, may be imposed on all institutions for the third and fourth quarters of 2009.

We expect to continue to experience this higher cost of FDIC deposit insurance which increases our non-interest expenses, thereby adversely impacting our earnings.

If dividends paid on our investment in the Federal Home Loan Bank of Seattle continue to be suspended, or if our investment is classified as other-than-temporarily impaired, our earnings and/or stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program.  There is no market for our FHLB common stock.  On March 9, 2009, the FHLB of Seattle reported a net loss of $199.4 million for 2008. The loss was primarily due to an other-than-temporary impairment charge of $304.2 million on its private-label mortgage backed securities portfolio.  The FHLB believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity.  As a result of the loss, the FHLB also announced that the dividend paid on its common stock has been suspended indefinitely and that the payment of any dividend in 2009 is unlikely.  The continued suspension of the dividend will decrease our income.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.  We have been notified by the FHLB that future dividend levels may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ Global Market under the symbol “RPFG”.  As of June 30, 2009, there were 6,294,898 shares of common stock issued, including 288,419 shares held by the ESOP that have not been released, committed, or allocated to participant accounts; and 1,167 restricted shares granted under the MRP that have not yet vested.  During the quarter ended June 30, 2009, the Company did not sell any securities that were not registered under the Securities Act of 1933 and did not repurchase any shares of its common stock.

ITEM 3 – Defaults Upon Senior Securities

Not applicable.

ITEM 4 – Submission of Matters to a Vote of Security Holders

On April 7, 2009, the Company held its Annual Meeting of Shareholders.  The following directors were re-elected for an additional three-year term:  Brian E. Knutson, Victor J. Toy, and Alfred H. Treleven, III.  Bruce W. Valentine was elected for a one-year term, following his appointment by the Boards of Directors of Rainier Pacific and Rainier Pacific Bank to fill the vacancy created by the death of Director Robert H. Combs.  The results of the voting were as follows:

	Votes Cast		Votes	Total
	For	Against	Withheld	Votes Cast
Election of Directors
Brian E. Knutson – 3-year term	4,667,580	- -	542,090	5,209,670
Victor J. Toy – 3-year term	4,730,232	- -	479,838	5,210,070
Alfred H. Treleven, III – 3-year term	4,652,986	- -	557,083	5,210,069
Bruce W. Valentine – 1-year term	4,745,045	- -	465,025	5,210,070

ITEM 5 – Other Information

Not applicable.

ITEM 6 – Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Amended and Restated Employment Agreement between the Company and the Bank and John A. Hall (2)
10.3	Employment Agreement between the Company and the Bank and Victor J. Toy (2)
10.4	Form of Rainier Pacific Savings Bank Employee Severance Compensation Plan (1)
10.5	Rainier Pacific 2004 Stock Option Plan (3)
10.6	Rainier Pacific 2004 Management Recognition Plan (3)
10.7	Form of Incentive Stock Option Agreement (4)
10.8	Form of Non-Qualified Stock Option Agreement (4)
10.9	Form of Restricted Stock Award Agreement (4)
14	Code Business Conduct and Ethics (5)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act
______
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-106349).
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-117568) and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainier Pacific Financial Group, Inc.

August 6, 2009	/s/John A. Hall
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

36