Form 10-Q
period 2009-09-30
RAINIER PACIFIC FINANCIAL GROUP INC
filed 2009-11-09
CIK 1243800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………… September 30, 2009

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
Large accelerated filer                                           _____                                                                Accelerated filer  X    1
Non-accelerated filer                _____                      Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No     X   .

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of September 30, 2009
Common stock, no par value	6,294,898 *

*  Includes 271,445 shares held by the Rainier Pacific 401(k) Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 1,067 restricted shares granted under the Rainier Pacific Financial Group, Inc. 2004 Management Recognition Plan that have not yet vested.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY

Table of Contents

PART I -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at
	September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the
	Three Months Ended and Nine Months Ended September 30, 2009 and 2008	3
	Consolidated Statements of Shareholders’ Equity for the
	Nine Months Ended September 30, 2009 and Twelve Months Ended December 31, 2008	4
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2009 and 2008	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Forward-Looking Statements	21
	Comparison of Financial Condition at September 30, 2009 and December 31, 2008	22
	Comparison of Operating Results for the
	Three Months Ended September 30, 2009 and 2008	26
	Comparison of Operating Results for the
	Nine Months Ended September 30, 2009 and 2008	30
	Liquidity and Capital Resources	35

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4 -	Controls and Procedures	36

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	37
ITEM 1A -	Risk Factors	37
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3 -	Defaults Upon Senior Securities	39
ITEM 4 -	Submission of Matters to a Vote of Security Holders	40
ITEM 5 -	Other Information	40
ITEM 6 -	Exhibits	40

SIGNATURES		41

EXHIBIT INDEX
Exhibit 31		43
Exhibit 32		44

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	At September 30,	At December 31,
	2009	2008
ASSETS:	(Unaudited)
Cash and cash equivalents	$ 8,156	$ 8,811
Interest-bearing deposits with banks	41,035	29,425
Securities available-for-sale	23,396	14,895
Securities held-to-maturity (fair value at September 30, 2009: $28,744; at December 31, 2008: $34,162)	27,631	33,984
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	13,712	13,712

Loans held-for-sale	1,389	1,505
Loans	582,697	670,776
Less allowance for loan losses	(9,684)	(13,329)
Total loans, net	574,402	658,952

Premises and equipment, net	32,621	33,770
Accrued interest receivable	2,857	3,535
Real estate owned	12,890	6,796
Income tax assets, net of valuation allowance	21,071	37,551
Other assets	6,383	5,802

TOTAL ASSETS	$764,154	$847,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$ 45,107	$ 40,331
Interest-bearing	421,217	478,908

Total deposits	466,324	519,239

Borrowed funds	279,337	291,217
Corporate drafts payable	97	1,554
Accrued compensation and benefits	1,697	1,745
Other liabilities	3,852	4,184

TOTAL LIABILITIES	751,307	817,939

SHAREHOLDERS’ EQUITY:
Common stock, no par value: 49,000,000 shares authorized; 6,294,898 shares issued and 6,022,386 shares outstanding at September 30, 2009; and 6,295,298 shares issued and 5,968,393 shares outstanding at December 31, 2008	51,046	51,303
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,714)	(3,224)
Accumulated other comprehensive income (loss) (“OCI (loss)”), net of tax	(31,980)	(47,206)
Retained earnings (accumulated deficit)	(3,505)	28,421

TOTAL SHAREHOLDERS’ EQUITY	12,847	29,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$764,154	$ 847,233

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
INTEREST INCOME
Loans	$ 9,291		$ 10,666		$ 29,067		$ 33,134
Securities available-for-sale	217		1,304		1,646		4,437
Securities held-to-maturity	301		398		984		1,269
Interest-bearing deposits	34		-		85		33
FHLB dividends	-		48		-		130
Total interest income	9,843		12,416		31,782		39,003
INTEREST EXPENSE
Deposits	1,656		2,735		6,363		9,301
Borrowed funds	3,156		3,527		9,614		10,567
Total interest expense	4,812		6,262		15,977		19,868
Net interest income	5,031		6,154		15,805		19,135
PROVISION FOR LOAN LOSSES	5,700		6,000		12,000		6,700
Net interest income (loss) after provision for loan losses	(669)		154		3,805		12,435

NON-INTEREST INCOME
Deposit service fees	948		958		2,614		2,705
Loan service fees	169		310		614		912
Insurance service fees	566		598		1,656		1,677
Investment service fees	120		147		470		432
Real estate lease income	183		270		617		778
Gain on sale of securities, net	-		1		-		12
Gain on sale of loans, net	431		190		4,866		875
Gain (loss) on sale of other real estate owned	33		(32)		23		(25)
Loss on sale of premises and equipment, net	-		-		(3)		(1)
Other operating income	46		37		130		536
Total non-interest income	2,496		2,479		10,987		7,901

NON-INTEREST EXPENSE
Compensation and benefits	3,719		4,044		10,985		12,146
Office operations	1,039		990		2,922		2,882
Occupancy	654		572		1,922		1,802
Loan servicing	57		127		311		359
Outside and professional services	442		283		1,191		979
Marketing	235		260		766		762
Federal deposit insurance premiums	796		81		2,551		211
Other operating expenses	604		665		2,058		1,739
Total non-interest expense	7,546		7,022		22,706		20,880

OTHER-THAN-TEMPORARY IMPAIRMENT (“OTTI”) ONSECURITIES
Total other-than-temporary impairment losses	(53,835)		-		(57,303)		-
Portion of losses recognized in OCI/(loss)	31,783		-		24,960		-
Net impairment losses	(22,052)		-		(32,343)		-
LOSS BEFORE PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	(27,771)		(4,389)		(40,257)		(544)
PROVISION (BENEFIT) FOR FEDERAL INCOME TAX	7,239		(1,439)		3,066		(55)
NET LOSS	$ (35,010)		$ (2,950)		$ (43,323)		$ (489)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$ (5.82)		$ (0.49)		$ (7.23)		$ (0.08)
Diluted	$ (5.82)		$ (0.49)		$ (7.23)		$ (0.08)
Weighted average shares outstanding – Basic	6,011,065	(1)	5,998,207	(2)	5,992,934	(1)	5,989,822	(2)
Weighted average shares outstanding – Diluted	6,011,065		5,998,207		5,992,934		5,989,822

(1)
Weighted average shares outstanding – Basic includes 268,273 vested and ratably earned shares of the 269,340 restricted shares granted and issued under the 2004 Management Recognition Plan (“MRP”), net of forfeited shares.

(2)	Weighted average shares outstanding – Basic includes 277,513 vested and ratably earned shares of the 326,100 restricted shares granted and issued under the MRP, net of forfeited shares.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in Thousands)

	Common Stock		Unearned ESOP	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Deficit)	Loss	Total

Balance, December 31, 2007	6,466,633	$50,458	$(3,903)	$44,840	$(4,575)	$86,820

Common stock repurchased	(114,175)	(983)				(983)
MRP forfeitures	(57,160)
Earned ESOP shares released			679			679
ESOP activity - Change in value of shares committed to be released		(52)				(52)
Dividends paid				(1,804)		(1,804)
Amortization of compensation related to MRP		1,542				1,542
Amortization of compensation related to the Stock Option Plan (“SOP”)		338				338
Comprehensive income (loss):
Net loss				(14,615)		(14,615)
Unrealized loss on available-for-sale securities, net of tax benefit of $21,961					(42,631)	(42,631)
Total comprehensive income (loss)						(57,246)

Balance, December 31, 2008	6,295,298	51,303	(3,224)	28,421	(47,206)	29,294

Cumulative effect adjustment for OTTI/ credit loss, net of tax of $5,871(1)				11,397	(11,397)	-

Balance, January 1, 2009	6,295,298	51,303	(3,224)	39,818	(58,603)	29,294

MRP forfeitures	(400)
Earned ESOP shares released			510			510
ESOP activity - Change in value of shares committed to be released		(334)				(334)
Amortization of compensation related to MRP		51				51
Amortization of compensation related to SOP		26				26
Comprehensive income:
Net loss				(43,323)		(43,323)
Unrealized gain on available-for-sale securities, net of tax of $13,715					26,623	26,623
Total comprehensive income (loss)						(16,700)

Balance, September 30, 2009	6,294,898	$51,046	$(2,714)	$(3,505)	$(31,980)	$12,847

(1)
The impact of adopting ASC 320-10-65, Recognition and Presentation of Other-than-Temporary Impairments, was to increase the beginning balance of retained earnings and reduce the beginning balance of other comprehensive income/(loss) by $17.3 million (or $11.4 million after tax) as of January 1, 2009.

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,323)	$ (489)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,728	1,763
Impairment losses on securities, net	32,343	-
Provision for loan losses	12,000	6,700
Deferred income tax	16,686	141
Gain on sale of securities, net	-	(12)
Loss (gain) on sale of real estate owned (“REO”)	(23)	25
Loss on sale of premises and equipment, net	3	1
Gain on sale of loans, net	(4,866)	(875)
Amortization of premiums and discounts on securities	170	774
Amortization of intangible assets	262	258
Compensation for restricted stock awards	51	806
Compensation for stock options	26	158
Change in operating assets and liabilities, net:
Accrued interest receivable	678	602
Other assets	(15,383)	(2,013)
Corporate drafts payable	(1,457)	1,982
Other liabilities	(380)	(379)

Net cash provided (used in) from operating activities	(1,485)	9,442

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits with banks	(11,610)	75
Activity in securities available-for-sale:
Sales	-	19,021
Maturities, prepayments, and calls	46	2,768
Activity in securities held-to-maturity:
Sales	-	3,702
Maturities, prepayments, and calls	6,298	5,536
Increase in loans, net	(36,716)	(77,004)
Proceeds from sales of loans	106,891	48,221
Proceeds from sales of REO	1,122	1,447
Purchases of premises and equipment	(582)	(1,778)
Proceeds from sales of premises and equipment	-	1

Net cash provided from investing activities	65,449	1,989

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(52,915)	2,569
Advances on borrowed funds	22,753	229,954
Repayments of borrowed funds	(34,633)	(241,908)
Repayment of ESOP debt	510	510
Cash payments related to acquisition of insurance agencies	-	(1,121)
Change in value of ESOP shares committed to be released	(334)	67
Dividends paid	-	(1,356)
Common stock repurchased	-	(800)

Net cash used in financing activities	(64,619)	(12,085)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(655)	(654)

CASH AND CASH EQUIVALENTS, at beginning of period	8,811	8,724

CASH AND CASH EQUIVALENTS, at end of period	$ 8,156	$ 8,070

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(Dollars in Thousands)

Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 16,070	$ 19,952

Income taxes	$ 300	$ 1,750

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Loans charged-off to the allowance for loan losses	$ 15,645	$ 836

Loans foreclosed upon with repossessions transferred to REO	$ 7,241	$ 1,566

Unrealized gains (losses) on available-for-sale securities	$ 23,070	$ (42,739)

RAINIER PACIFIC FINANCIAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Basis of Presentation.  The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  All significant intercompany transactions and balances have been eliminated.  The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and in conformity with accounting principles generally accepted in the United States of America for interim financial information and predominant practices followed by the financial services industry, and do not include all of the information and footnotes required for complete financial statements.  These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which were filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (the “Company’s 2008 Form 10-K”).  In the opinion of the Company’s management, all accounting adjustments, including normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Reclassifications.  Certain amounts in the prior periods have been reclassified to conform to the September 30, 2009 presentation.  These reclassifications have no effect on net income, equity, or earnings per share, with the exception of the implementation of new accounting standards (for additional information, reference is made to Note 3 below).

Subsequent Events.  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2009, which is the date these financial statements were issued.  Through that date, there were no additional events or transactions requiring recognition or disclosure.

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

Note 3 – Recently Issued Accounting Standards

In October 2008, the FASB issued ASC 820-10-65, Determining the Fair Value of a Financial Asset in a Market That is Not Active.  ASC 820-10-65 clarifies the application of ASC 820-10-65, Fair Value Measurements, in an inactive market.  It addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  ASC 820-10-65 was effective upon issuance, and the Company’s adoption impacted how the trust preferred CDO securities shown on the statement of financial condition as available-for-sale securities are valued.  See Note 6 of this Form 10-Q for additional information regarding fair value.

On April 9, 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•
ASC 320-10-65, Recognition and Presentation of Other-than-Temporary Impairments provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.    This was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected early adoption of this FSP in its interim consolidated financial statements for the three months ended March 31, 2009.

•
ASC 820-10-65 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10-65, Fair Value Measurements.  ASC 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased.  This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  ASC 820-10-65 is effective for all periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for all periods ending after March 15, 2009, and the Company elected early adoption of this pronouncement in its interim consolidated financial statements for the three months ended March 31, 2009 (see Note 6 below).

•
ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This pronouncement was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect early adoption of this pronouncement (see Note 6 below for more information).

In May 2009, the FASB issued ASC 855-10, Subsequent Events.  The objective of this statement is to establish general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or are available to be issued.  We applied ASC 855-10 for the current period, which did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  This codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We applied ASC 105-10 for the current period, which did not have a material impact on our consolidated financial statements.

Note 4 – Financial Challenges and Regulatory Actions

The Company’s performance over the past year has been adversely affected by the national economic slowdown, a severe downturn in the housing markets, and continued stress on the financial conditions in the banking industry and the credit markets.  These economic conditions contributed to significant deterioration in the credit quality and valuation of the Company’s holdings of trust preferred CDO securities issued by banks and insurance companies.  The deterioration in the local residential housing market and declining housing prices in the Company’s primary market area also contributed to increased provisions for loan losses.  As a result, the Company recognized other-than-temporary impairment charges of $32.3 million related to its trust preferred CDO securities and provisions for loan losses of $12.0 million during the nine months ended September 30, 2009.  These two items were also the primary factors that resulted in the Company’s net loss of $35.0 million for the quarter ended September 30, 2009, and $43.3 million for the nine month period ended September 30, 2009.  Consequently, total shareholders’ equity declined to $12.8 million, or 1.68% of total assets at September 30, 2009, representing a decrease of $16.5 million from $29.3 million, or 3.46% of total assets at December 31, 2008.

The impairment charges on the trust preferred CDO securities and the increased level of provisions for loan losses have negatively affected the Company’s capital adequacy, and have resulted in an increased level of regulatory supervision since the first quarter of 2009.  In connection with this increased regulatory supervision, the FDIC imposed certain requirements on the Bank, including the requirement to provide prior notice to the FDIC regarding any additions or changes to directors or senior executive officers, to not pay certain kinds of severance and other forms of compensation without regulatory approval, and disallowing the Bank to accept new or roll-over maturing brokered deposits or to offer higher-than-market deposit rates.

On May 6, 2009, the FDIC notified the Bank that its capital category for purposes of prompt corrective action (“PCA”) was “under-capitalized” and that in addition to the above mentioned restrictions the Bank was also subject to the mandatory requirements of Section 38 of the Federal Deposit Insurance Act (“FDI Act”) and the FDIC’s related regulations, including: (i) the submission of a capital restoration plan and a guarantee by the Company of the Bank’s performance under that plan (The Bank submitted a capital restoration plan on June 8, 2009, which was rejected by the FDIC on August 14, 2009, and resubmitted a revised plan on September 3, 2009.  The Bank has not received notification from the FDIC regarding the acceptance or rejection of the Bank’s revised plan.); (ii) a general prohibition on the Bank making any capital distributions to the Company; (iii) a prohibition on the Bank allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter unless: (A) the FDIC has accepted the Bank’s capital restoration plan, (B) any increase in the Bank’s total assets is consistent with the plan,  (C) the Bank’s ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time; and (iv) a prohibition on the Bank acquiring any interest in any company or other bank, establishing or acquiring any additional branch office or engaging in any new line of business without prior regulatory approval.

On September 8, 2009 the FDIC issued a Supervisory Prompt Corrective Action Directive (“Directive”) to the Bank.  As of that date, the Bank was already operating subject to all of the restrictions set forth in the Directive (which are noted in the two immediately preceding paragraphs) except that the Directive imposed a new requirement that the Bank take one or more of the following actions to recapitalize the Bank within 60 days (i.e., by November 9, 2009): (1) sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized,” as defined under the FDI Act and the related  FDIC regulations, after the sale; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution.

On September 28, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“Order”) with the FDIC and the Washington State Department of Financial Institutions (“DFI”).  The Order is a result of a joint regulatory examination conducted by the FDIC and DFI in February 2009.  The Order was issued and became effective on September 30, 2009, and we filed it with the SEC as an exhibit to a Form 8-K on October 1, 2009. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI.  Other material provisions of the Order require the Bank to:

•	Maintain and preserve qualified management,
•	Increase board of directors’ participation in the affairs of the Bank,
•	Increase the Bank’s capital,
•	Maintain the Bank’s allowance for loan and lease losses at a level proportionate with the risk in its loan portfolio,
•	Reduce the Bank’s classified assets, and prohibit the extension of loans to borrowers that have had loans with the Bank that were classified or charged-off,
•	Implement accurate and realistic models for valuing and pricing the Bank’s collateralized debt obligations portfolio and recognizing other-than-temporary impairment securities,
•	Develop a three-year strategic business plan,
•	Formulate and implement a profit plan,
•	Eliminate and/or correct all violations of law and contraventions of policy,
•	Implement a liquidity and funds management oversight policy,
•	Restrict interest rates that the Bank pays on deposits;
•	Reduce the Bank’s brokered deposits, and
•	Prepare and submit progress reports to the FDIC and DFI.

        On October 13, 2009, the FDIC notified the Bank that its capital category for purposes of the PCA provisions of Section 38 of the FDI Act and the FDIC’s related regulations was determined to be within the “significantly undercapitalized” capital category.  This capital category is consistent with the determination made by the Bank in the preparation of its September 30, 2009 regulatory Call Report, in which the Bank reported its regulatory capital ratios as follows: a Tier I leverage ratio of 3.04% (compared to an “adequately capitalized” threshold of 4.00%); a Tier I risk-based capital ratio of 2.71% (compared to an “adequately capitalized” threshold of 4.00%); and a total risk-based capital ratio of 3.79% (compared to an “adequately capitalized” threshold of 8.00%).

In response to the existing financial challenges and the increased regulatory supervision, the Company has implemented comprehensive efforts to achieve full compliance with the above mentioned Directive and Order, and continues to take a number of tactical actions aimed at preserving existing capital, reducing its lending exposures, and increasing liquidity.  The tactical actions that have been taken include, but are not limited to: slowing loan originations for portfolio, growing retail deposits, reducing brokered deposits, selling the VISA credit card portfolio, selling single-family mortgage loans, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Concurrent with the tactical actions, the Company has also been pursuing various strategic options and has engaged

Keefe, Bruyette and Woods, an investment banking firm, to evaluate and pursue the prospects of private equity investment or a prospective acquirer of the Company and the Bank.  Given the generally soft current market conditions for bank mergers and acquisitions, and the desire for FDIC-assisted transactions by many acquirers, it is unlikely that the Company’s efforts to meet the recapitalization requirements of the Directive and the Order will be successful prior to any further or more severe actions that the Company’s and the Bank’s regulators may take, including the assumption of control of the Bank to protect the interests of the depositors insured by the FDIC.

In the event the Bank’s ratio of total capital to risk-weighted assets falls below 2.0%, the Bank would then be deemed “critically undercapitalized” within the meaning of the FDI Act’s PCA capital requirements (12 U.S.C. § 1831o).  Under the FDI Act, depository institutions that are “critically undercapitalized”, in addition to being subject to a number of additional restrictions, must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the FDIC) determines and documents that “other action” would better achieve the purposes of PCA.  If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Bank and the FDIC affirmatively can determine that, among other things, the Bank has positive net worth and the FDIC can certify that the Bank is viable and not expected to fail. If the Bank is placed into conservatorship or receivership, the Company would suffer a complete loss of the value of its ownership interest in the Bank, and subsequently may be exposed to significant claims by the FDIC and the DFI. Also, as stated above, as result of its current capital condition, the Bank is also subject to restrictions on the interest rates it may offer to its depositors.  Many of our competitors are paying higher rates than we are permitted to offer. As a result, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering competitive rates.

  While management believes that the Company is taking appropriate steps to respond to the current financial challenges and regulatory actions, continued deterioration in the economic environment and further or more severe regulatory actions could adversely affect the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Company’s ability to continue as a going concern.

Note 5 - Investment Securities

The following summarizes the amortized cost, gross unrealized gains and losses, and the estimated fair value of the Bank's investment securities at September 30, 2009 and December 31, 2008 (dollars in thousands):

		Gross	Gross Unrealized Losses
Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Less Than 12 months	Greater Than 12 Months	Fair Value

September 30, 2009:
Trust preferred CDO securities	$71,851	$ -	$ -	$48,455	$23,396

	$71,851	$ -	$ -	$48,455	$23,396

December 31, 2008:
Trust preferred CDO securities	$86,419	$ -	$ -	$71,524	$14,895

	$86,419	$ -	$ -	$71,524	$14,895

Securities Held-to-Maturity

September 30, 2009:
Mortgage-backed securities	$18,254	$ 811	$ -	$ -	$19,065
Municipal obligations	9,377	302	-	-	9,679

	$27,631	$ 1,113	$ -	$ -	$28,744

December 31, 2008:
Mortgage-backed securities	$22,899	$ 472	$ -	$ -	$23,371
Municipal obligations	11,085	20	186	128	10,791

	$33,984	$ 492	$ 186	$ 128	$34,162

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined the decline in value is temporary, with the exception of certain pooled trust preferred CDO securities whose impairment is deemed other-than-temporary and is related to a variety of factors, including:  the national credit crisis and economic environment, changes in market interest rates, the inactive market for collateralized debt obligations, temporary illiquidity and the uncertainty affecting these markets, and weaknesses in the financial services sector and in particular the financial condition of the underlying issuers, which has led to increased defaults and deferrals on the underlying collateral.  There were 31 and 38 investment securities with unrealized losses at September 30, 2009 and December 31, 2008, respectively.  The Company anticipates full recovery of the amortized costs associated with these securities at maturity or sooner.

The following table reflects those investments in an unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available-for-Sale
Trust preferred CDO securities	$ -	$ -	$23,396	$48,455	$23,396	$48,455

Securities Held-to-Maturity
Mortgage-backed securities	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	$ -	$ -	$23,396	$48,455	$23,396	$48,455

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available-for-Sale
Trust preferred CDO securities	$ -	$ -	$14,895	$71,524	$14,895	$71,524

Securities Held-to-Maturity
Mortgage-backed securities	-	-	-	-	-	-
Municipal obligations	7,726	186	2,183	128	9,909	314
Total	$ 7,726	$ 186	$17,078	$71,652	$24,804	$71,838

The amortized cost and the fair value of investment securities by contractual maturity, at September 30, 2009 are shown below   (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

In one year or less	$ -	$ -	$ -	$ -
After one year to five years	-	-	-	-
After five years to ten years	-		3,343	3,500
After ten years	71,851	23,396	6,034	6,179
Mortgage-backed securities	-	-	18,254	19,065

	$71,851	$23,396	$27,631	$28,744

Expected maturities may differ from contractual maturities, due to call provisions or the prepayment of principal.

On a quarterly basis, management evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  The Company’s portfolio of trust preferred CDO securities consists of 15 pooled issues, for which the Company’s investment is in the mezzanine tranches.  At September 30, 2009, the amortized cost of the 15 trust preferred CDO securities totaled $71.9 million with an estimated fair value of $23.4 million.

For the quarter ended September 30, 2009, the Company reviewed all of its trust preferred CDO securities for other-than-temporary impairment (“OTTI”) under ASC 320-10, Accounting for Certain Investments in Debt and Equity Securities and ASC 325-40, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be

Held by a Transferor in Securitized Financial Assets.  According to ASC 320-10, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is determined to be OTTI, the cost basis of the individual security is to be written down to fair value and the write-down is to be included as an impairment charge against earnings.  ASC 320-10-65 updated this method to include a write-down of only the portion of OTTI that relates to credit loss as a charge against earnings.  The remaining difference (i.e., the non-credit related loss portion) between fair value and amortized cost is recognized in other comprehensive income.  As discussed in Note 3- Recent Accounting Pronouncements, on April 9, 2009, the Company adopted ASC 820-10-65 and ASC 320-10-65 as of January 1, 2009.  ASC 820-10-65 provides guidance on how to use modeled values rather than broker/dealer prices to determine fair value in an illiquid and inactive market.  The Company adopted and utilized this guidance for the quarter ended September 30, 2009 to determine the fair value of its trust preferred CDO securities as well as ASC 320-10-65 for the bifurcation of other-than-temporary impairment losses recognized in earnings (credit loss portion) and other comprehensive income (non-credit loss portion).

While management does not intend to sell the trust preferred CDO securities, nor is it more likely than not that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation of the 15 trust preferred CDO securities indicates that all of these securities possess qualitative factors that suggest the impairment is other-than-temporary and that 14 of the 15 securities possess quantitative evidence of such.

The qualitative factors that suggest OTTI of the trust preferred CDO securities, include but are not limited to: the length of time and extent of the fair value declines, the ratings agency down grades, the deterioration in the banking and insurance company industries and in specific underlying issuers, the increased level of issuers opting to defer their interest payments resulting in cash flow shortfalls to fully service the mezzanine tranches of the CDO structure, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.

In determining which specific securities held by the Company are OTTI, management includes a quantitative present value comparison of estimated cash flows using cash flow modeling consistent with ASC 325-40.  According to this pronouncement, determining an adverse change requires comparing the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is determined as the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of September 30, 2009, a total of 14 of the 15 securities (i.e., all but PreTSL XIV) held by the Company were determined to involve OTTI and the aggregate credit loss portion of the impairment for the three months ended September 30, 2009 was $22.1 million.

Estimating the expected cash flows and determining the present values of the cash flows for each of the trust preferred CDO securities involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers the guidance set forth in ASC 325-40 which asserts that the holder of a security should consider all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

The cash flow model used is an INTEX-based model provided by an investment brokerage firm using management’s specific assumptions for each security to determine the net present value of the cash flows expected for each security.  INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations.  It includes each individual CDO’s structural features updated with trustee information, including asset-by-asset detail.  The modeled cash flows are discounted at the respective coupon rates (using the same 3-month LIBOR forward rates that are used to project the future principal and interest payments on the underlying collateral plus the applicable margin over the 3-month LIBOR that existed at the time of purchasing the securities), and assume that all current defaults and deferrals by the issuers on the underlying trust preferred securities have no recoveries (i.e., a 100% loss given default).  The analysis also incorporates additional projected deferrals/defaults based upon management’s assessment and risk analysis of the financial condition and performance of each of the remaining underlying issuers that were making payments throughout the three months ended September 30, 2009.  These projected deferrals/defaults are projected to occur immediately next quarter, with a 15% recovery rate after two years (i.e., an 85% loss given default).  The model also assumes an additional default rate of 0.50% per year on the remaining performing collateral until maturity.  The prepayment assumption used was 0.00% in light of the current market conditions in which prepayments have essentially ceased in their entirety.  In connection with the use of the cash flow model, management determined that 14 of the Company’s 15 trust preferred CDO securities (history-to-date) involved OTTI at September 30, 2009.  Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $22.1 million in non-cash pre-tax impairment charges for 11 of these 14 OTTI securities for the three months ended September 30, 2009.

The following table segregates the 14 of the Company’s 15 trust preferred CDO securities that have been determined (history-to-date) to be other-than-temporarily impaired from the one security not deemed to involve OTTI, at September 30, 2009, as follows (in thousands):

Trust Preferred CDO Securities	Par	Amortized Cost	Fair Value	Unrealized Loss

Temporarily impaired	$ 9,570	$ 9,570	$ 3,341	$ 6,229
Other-than-temporarily impaired	99,190	62,281	20,055	42,226
	$108,760	$71,851	$23,396	$48,455

The following table provides detailed information relating to the Company’s trust preferred CDO securities as of September 30, 2009 (dollars in thousands):

PreTSL Security	Note Class	Original Credit Ratings (1)	Current Credit Ratings (1)	Payment in Kind (2)(3)	Total # of Issuers	Total # of Performing Issuers	Actual Default % (4)	Actual Deferral % (5)	Projected Deferrals/ Defaults (% of performing collateral) (6)	Excess Subordination (as a % of performing collateral) (7)
IV	Mezz.	A3	Ca	No	6	4	-	2.1%	39.0%	18.94%
VI	Mezz.	A1	Caa1	Yes	5	4	-	4.8%	-	-
VII	B	A1	Ca	Yes	20	11	18.3%	17.6%	12.7%	-
VIII	B-2, 3	A2	Ca	Yes	37	24	11.4%	24.4%	3.5%	-
IX	B-3	A2	Ca	No	49	37	6.5%	17.0%	2.7%	-
X	B-3	A2	Ca	Yes	58	43	7.6%	19.0%	-	-
XI	B-1	A2	Ca	No	65	54	6.3%	10.6%	6.7%	-
XII	B-1, 2, 3	A2	Ca	Yes	79	63	7.3%	15.2%	3.4%	-
XIII	B-2, 3	A2	Ca	No	65	55	4.4%	12.3%	7.3%	-
XIV	B-1, 2	A2	Ca	No	64	50	1.7%	13.4%	2.9%	-
XV	B-1	A2	Ca	Yes	72	59	11.4%	10.6%	4.4%	-
XVI	C	A2	Ca	Yes	58	45	6.9%	19.0%	8.6%	-
XVII	C	A2	Ca	Yes	59	47	3.2%	13.2%	6.2%	-
XVIII	C	A2	Ca	Yes	83	63	1.5%	18.3%	5.7%	-
XIX	C	A2	Ca	Yes	74	62	8.2%	6.5%	9.9%	-

(1)	Ratings presented are those of Moody’s Investor Services.
(2)
The structure of these securities allows for the deferral of interest payments by the underlying issuers for up to 20 consecutive quarters.  When such deferrals reach a certain level, the cash flow to the mezzanine tranches (i.e., the Note Class in the table above) held by the Company will be reduced and the amount actually paid to the mezzanine tranches will be less than the amount due.  When this “shortfall” in payments occurs, the security is considered to be experiencing a “payment in kind” condition.  A “yes” indicator in the table above signifies that the security held by the Company is experiencing a “payment in kind” condition, and a “no” indicator signifies that the security is paying all amounts due in full.

(3)
For those securities that experience a “payment in kind” condition (as indicated with a “yes” in the table above), the Company capitalizes any interest payment shortfall as an increase to the par value of the security.  As of September 30, 2009, the cumulative amount capitalized across all 15 securities was $963,000, of which $176,000 was reversed from interest income and $787,000 was charged-off against earnings.

(4)	This represents the percentage of the original collateral that has actually defaulted; and for cash flow modeling, it is assumed that there will be no recovery of this collateral.
(5)	This represents the percentage of the original collateral that has actually deferred; and for cash flow modeling, it is assumed that there will be no recovery of this collateral.
(6)
Projected Deferrals/Defaults represent the additional defaults that the Company projects the security will incur immediately and is expressed as a percentage of the performing collateral.  In addition to these Projected Deferrals/Defaults, the Company projects an additional 0.50% annual default rate on the performing collateral in its cash flow models.

(7)
Excess Subordination represents the additional defaults in excess of the actual defaults and deferrals that the CDO can absorb before the mezzanine tranche of the security held by the Company experiences a “shortfall” in principal or interest due.  With the exception of PreTSL IV, there is no excess subordination available to the mezzanine tranches held by the Company.

The following table sets forth additional information regarding the Company’s trust preferred CDO securities as of September 30, 2009 (in thousands):

					OTTI Credit Losses
Pre TSL Security	Par Value	Amortized Cost	Fair Value	Unrealized Loss	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	Cumulative (History-to- Date)
IV	$ 488	$ 420	$ 253	$ (167)	$ -	$ (68)	$ (68)
VI	194	132	94	(38)	-	(62)	(62)
VII	6,505	2,217	1,182	(1,035)	(1,379)	(2,403)	(4,252)
VIII	15,000	4,124	1,601	(2,523)	-	(8,774)	(10,750)
IX	5,000	4,063	1,449	(2,614)	(719)	(937)	(937)
X	4,000	2,414	805	(1,609)	(872)	(966)	(1,582)
XI	2,000	1,934	693	(1,241)	(66)	(66)	(66)
XII	11,063	8,709	3,038	(5,671)	(2,354)	(2,354)	(2,354)
XIII	4,000	3,734	1,212	(2,522)	(266)	(266)	(266)
XIV	9,570	9,570	3,341	(6,229)	-	-	-
XV	15,644	13,386	3,230	(10,156)	(2,258)	(2,258)	(2,258)
XVI	13,125	3,187	1,751	(1,436)	(9,951)	(9,951)	(9,951)
XVII	9,347	7,728	1,890	(5,838)	(1,623)	(1,623)	(1,623)
XVIII	2,964	2,054	664	(1,390)	(878)	(929)	(929)
XIX	9,860	8,179	2,193	(5,986)	(1,686)	(1,686)	(1,686)
Total	$108,760	$71,851	$23,396	$(48,455)	$(22,052)	$(32,343)	$(36,784)

The table below provides a cumulative roll forward of credit losses recognized in earnings relating to the Company’s trust preferred CDO securities (in thousands):

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

Estimated credit losses, beginning balance (1)	$ 14,731	$ 4,440
Additions for credit losses not previously recognized	22,052	32,343
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses at September 30, 2009	$ 36,783	$36,783

(1)
The beginning balance represents the cumulative amount of credit losses recognized as of January 1, 2009, and reflects the impact of adopting ASC 320-10-65, Recognition and Presentation of Other-than-Temporary Impairments.

Note 6 – Fair Value

Fair value of financial instruments – The Bank has adopted ASC 825-10-50, Disclosure about Fair Value of Financial Instruments and ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosure of estimated fair values for financial instruments.  Under these pronouncements, the Company is required to disclose the estimated fair value of its financial instrument assets and liabilities including those subject to the requirements of ASC 820-10-65, Fair Value Measurements.  For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.  In general terms, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  However, many financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction, yet these accounting pronouncements require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs within the fair value hierarchy are defined as:

Level 1 – Quoted prices in active markets for identical assets or liabilities; including items such as U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  This category generally includes items such as certain U.S. Government and agency securities; certain collateralized debt obligation (“CDO”) securities; and corporate debt securities.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data.  This category generally includes certain CDO securities and certain private equity investments.

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

Financial instruments with stated maturities have generally been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value.  The carrying value and the estimated fair value of the Company’s contractual off-balance sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not considered material.

The estimated fair values and carrying values of all financial instruments covered by ASC 820-10-65, ASC 825-10-50 and ASC 825-10-65 at September 30, 2009 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$ 8,156	$ 8,156
Interest bearing deposits with banks	41,035	41,035
Securities	51,027	52,140
FHLB stock	13,712	13,712
Loans receivable, net (1)	574,402	629,538

Financial liabilities
Deposits	$466,324	$ 467,272
Borrowed funds	279,337	310,354
Corporate drafts payable	97	97

(1)
Loans receivable are not specifically discounted for credit losses that a potential buyer of the loans might apply under current economic conditions, but does include a discount for credit losses equal to the allowance for loan losses established by the Company.  The carrying amount of loans receivable includes $19.5 million in non-performing loans for which their estimated fair value was determined in a manner consistent with all other loans.

Fair value of trust preferred CDO securities – Effective January 1, 2008, the Company began determining the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820-10-65, Fair Value Measurement.  Accordingly, the Company carries its available-for-sale (“AFS”) securities at fair value and performs recurring valuations on these trust preferred CDO securities, using primarily unobservable inputs (i.e., Level 3 inputs under ASC 820-10-65).

The following table presents the fair value of our AFS securities (which are measured on a recurring basis) under the associated fair value hierarchy as established by ASC 820-10-65, ASC 825-10-50 and ASC 825-10-65 as of the dates shown (dollars in thousands):

Measured on a recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value
Available-for-sale securities:

At September 30, 2009	$ -	$ -	$ 23,396	$23,396

At June 30, 2009	$ -	$ -	$ 36,280	$36,280

At March 31, 2009	$ -	$ -	$ 28,233	$28,233

At December 31, 2008	$ -	$ -	$ 14,895	$14,895

As discussed in Note 3- Recent Accounting Pronouncements, ASC 820-10-35 and ASC 820-10-65 clarify the application of ASC 820-10-65, Fair Value Measurements in an inactive market.  ASC 820-10-35 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  ASC 820-10-35 was effective upon issuance.  ASC 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. The Company adopted ASC 820-10-65 effective March 31, 2009.  The Company’s adoption of both ASC 820-10-35 and ASC 820-10-65 impacted how the trust preferred CDO securities shown on the Consolidated Statements of Financial Condition were valued at September 30, 2009.

As of September 30, 2009, the market for the trust preferred CDO securities held by the Company was deemed to be “not active”.  The trading and issuance data in the trust preferred market clearly indicates that there are significant liquidity or yield premiums on broker-provided indications of value, there have been no new issuances of like securities since 2007, and very little information regarding market prices is released publicly.  The inactivity over the past few quarters is evidenced by a significant widening of the bid-ask spreads in the brokered markets in which trust preferred CDO securities trade, and by a significant decrease in volume of trades relative to historical levels.  There are also very few market participants who are currently willing to sell their securities due to the very low prices relative to their perceived value.

While the Bank obtains fair value information from multiple sources, for the quarters ended March 31, 2009 and June 30, 2009, it focused on the use of fair value data (i.e., using a Level 3 present value technique) provided by an independent financial consulting firm utilizing a proprietary stochastic model.  However, in order to more appropriately determine fair value under the current market conditions, the Company’s management has determined that using a blended approach of fair value data points (both Level 2 and Level 3) provided by three separate providers would produce a more meaningful and representative indication of fair value for financial reporting purposes.  Accordingly, as of September 30, 2009, four separate data points (i.e., one Level 2 indication of value using a “market approach”, and three Level 3 indications of value using “present value techniques”) were provided from the three separate providers with each source being given a one-third weighting.  The Bank judgmentally applied a one-third weighting to each of the three pricing sources, as it could not assess whether any one set of prices was a reasonably better indicator of an orderly transaction.  According to ASC 820-10-65, when weighting fair value estimates derived from multiple valuation techniques, an entity shall consider the reasonableness of the range of fair value estimates, with the objective of determining the point within the range of estimates that best represents fair value under current market conditions, which as of September 30, 2009, the range of estimates was $0.09 to $0.34 per $1.00 of par value.  Management used a blended approach, resulting in a weighted average fair value of the portfolio of $23.4 million (or $0.215 per $1.00 of par value) as of September 30, 2009, compared to $36.3 million (or $0.335 per $1.00 of par value) as of June 30, 2009.  If the Company would have used the methodology employed during the past two calendar quarters, the fair value at September 30, 2009 would have been determined to be $37.3 million (or $0.34 per $1.00 of par value).

The following tables reconcile the changes in the fair value of our AFS securities classified as Level 3 (i.e., trust preferred CDO securities) for the three and nine months ended September 30, 2009 (dollars in thousands):

Securities Available-for-Sale (Level 3)

Beginning Balance at June 30, 2009	$ 36,280
Transfers into Level 3 (1)	318
Total realized losses on OTTI securities (2)	(22,052)
Total unrealized net gains on OTTI securities	11,071
Total unrealized net losses on non-OTTI securities	(2,221)
Purchases	-
Paydowns and Maturities	-
Ending Balance at September 30, 2009	$ 23,396

(1) Transfers into Level 3 include the net capitalization of interest on seven trust preferred CDO securities in an aggregate amount of $318,000.
(2) Total realized losses represent $22.1 million in credit related losses charged against earnings.

Securities Available-for-Sale (Level 3)

Beginning Balance at December 31, 2008	$ 14,895
Transfers into Level 3 (1)	787
Total realized losses on OTTI securities (2)	(32,343)
Total unrealized net gains on OTTI securities	38,109
Total unrealized net gains on non-OTTI securities	1,994
Purchases	-
Paydowns and Maturities	(46)
Ending Balance at September 30, 2009	$ 23,396

(1) Transfers into Level 3 include the net capitalization of interest on seven trust preferred CDO securities in an aggregate amount of $787,000.
(2) Total realized losses represent $32.3 million in credit related losses charged against earnings.

Fair value of loans and real estate owned - The Company records impaired loans at fair value on a non-recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on an observable market price or current appraised value of collateral, less costs to sell.  As of September 30, 2009, the Company reviewed all of its classified loans totaling $38.9 million for impairment, and identified $19.5 million of impaired loans, which consisted of $18.2 million in residential construction and land development loans, and $1.3 million in commercial business loans.  The $18.9 million fair value of impaired loans, reported in the table below, represents the $19.5 million in impaired loan balances, net of a $678,000 specific allowance.  We also do not record real estate owned (acquired through a lending relationship) at fair value on a recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of property.  The following table presents the fair value of our impaired loans and real estate owned under the associated fair value hierarchy as established by ASC 820-10-65, Fair Value Measurements, as of September 30, 2009 (dollars in thousands):

Measured on a non-recurring basis:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets at Fair Value

Impaired loans	$ -	$ -	$ 18,853	$18,853
Real estate owned	-	-	12,890	12,890
Total	$ -	$ -	$ 31,743	$31,743

Note 7 – Allowance for Loan Losses

During the quarter ended September 30, 2009, the Company reviewed all of its $38.9 million in classified loans for impairment under ASC 310-10, Accounting by Creditors for Impairment of a Loan.  Not included in this total was $1.8 million of consumer loans, inclusive of 7 one-to four-family residential loans.  Although these consumer loans were greater than 90 days past due, they are from homogenous pools, and therefore are not reviewed for impairment under ASC 310-10.  According to ASC 310-10, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreements.  The Company determined $19.5 million of the $38.9 million of classified loans were impaired.  Those loans were then reviewed to determine what, if any, specific allocation of the allowance for loan losses was necessary based on collateral value, borrower cash flows, and other relevant information.  The loans reviewed primarily consist of residential construction and land development loans from four builders who have experienced cash flow difficulties as a result of the depressed housing market and decreased property valuations.  The review resulted in a $678,000 specific allowance at September 30, 2009, compared to a $4.3 million specific allowance at June 30, 2009.  The primary reason for the decrease in the required specific allowance was due to the actual charge-offs during the third quarter of $7.8 million, which included balances that were previously part of the specific allowance at June 30, 2009.  For the quarter ended September 30, 2009, the provision for loan losses was $5.7 million, compared to $6.0 million for the same period a year ago.

The following table shows the changes in our allowance for loan losses for the three and nine month periods ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Allowance at beginning of period	$ 11,719	$ 8,271	$ 13,329	$ 8,079

Provision for loan losses	5,700	6,000	12,000	6,700
Recoveries	33	29	95	167
Charge-offs	(7,768)	(357)	(15,740)	(1,003)

Allowance at end of period	$ 9,684	$ 13,943	$ 9,684	$ 13,943

Note 8 – Federal Income Tax

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized based upon expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using statutory tax rates.  In general, the realization of the Company’s net deferred tax assets depends upon generating sufficient future taxable income and upon the Company’s intent and ability to hold available-for-sale debt securities until the recovery of any unrealized valuation losses.

At September 30, 2009, the Company had income tax assets totaling $37.8 million, which are comprised of tax affected cumulative temporary differences (inclusive of both current and deferred portions).  Approximately 85% of the net deferred tax assets related to three significant temporary differences.  The largest component ($16.5 million) related to unrealized valuation losses on our available-for-sale trust preferred CDO securities, the second largest component ($12.5 million) related to the cumulative $36.0 million in other-than-temporary impairment charges (i.e., credit losses) recognized on the trust preferred CDO securities, and the third largest component ($3.3 million) related to the allowance for loan losses, as only the actual net charge-offs are deductible not the amount of the provision for loan losses.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that the deferred tax assets will not be realized.  A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.  In completing its evaluation of the net deferred tax assets as of September 30, 2009, the Company determined that a valuation allowance should be established.  The positive evidence considered included the existence of taxes paid in available carry-back periods, the ability to hold its available-for-sale debt securities until they recover in value to their amortized cost or mature, the probability that taxable income will be generated in future periods, and the ability to implement tax planning strategies to accelerate taxable income or to defer taxable losses.  The negative evidence considered included the cumulative losses in the current year and the immediately preceding fiscal year, and the general business and economic conditions that could lead to further volatility in future earnings from additional other-than-temporary impairment charges or the level of loan losses.

Based upon its evaluation of the net deferred tax assets at September 30, 2009, management concluded that it is more likely than not, with the exception of the $16.5 million deferred tax asset related to unrealized valuation losses on the Company’s available-for-sale trust preferred CDO securities which are not dependent upon future taxable income to be realized and $4.6 million in available loss carry-backs, that the remaining net deferred tax assets which are dependent upon future taxable income will not be available as a benefit in future periods due to uncertainties regarding the Company’s ability to generate sufficient taxable income to fully realize such tax benefits.  Therefore, at September 30, 2009, the Company established a valuation allowance of $16.7 million, which increased the income tax provision during the third quarter of 2009, and reduced the net deferred tax asset on the Company’s books to $21.1 million.

With respect to the $16.5 million deferred tax asset related to unrealized valuation losses, the realization of this deferred tax asset, for which a valuation allowance has not been established, is dependent upon the fair value of the trust preferred CDO securities held by the Company recovering in value to their amortized costs.  This uncertainty involves the future performance of the underlying collateral and its associated financial institution issuers within the trust preferred CDO securities not experiencing a greater level of default than has been projected.  Based upon the Company’s evaluation of the trust preferred CDO securities as of September 30, 2009 (described in Note 5 above), the Company anticipates full recovery of the amortized costs of these securities at maturity or sooner.

On a quarterly basis, the Company will determine whether a valuation allowance remains necessary and whether the allowance should be adjusted based upon the then available evidence.

Note 9 – Stock-Based Compensation

Accounting for Stock-Based Compensation.  On January 1, 2006 (the effective date), the Company adopted the fair value recognition provisions of ASC 718-10, Share Based Payment, using the “modified prospective” method in which compensation cost is recognized for all share-based payments granted prior to the effective date of this pronouncement that remained unvested on the effective date and for all awards granted to employees after the effective date.  See the Company’s 2008 Form 10-K for additional information regarding stock-based compensation.

In December 2008, the Company accepted the voluntary forfeiture by executive officers and board members of all unvested shares previously granted under the Company’s Management Recognition Plan (“MRP”).  In connection with this voluntary forfeiture, 56,160 MRP shares were cancelled at an aggregate expense of $937,000.  These forfeitures made up the majority of the 57,160 total shares forfeited in 2008.  Primarily as a result of these voluntary forfeitures, there were only 1,067 unvested restricted shares outstanding at September 30, 2009.  In December 2008, the Company also accepted the voluntary forfeiture by executive officers and board members of all unvested stock options previously granted under the Company’s Stock Option Plan (“SOP”).  A total of 137,600 stock options granted to executive management and board members were cancelled during December 2008 at an aggregate expense of $191,000.

Stock-based compensation expense related to restricted stock awards recognized by the Company in the Consolidated Statements of Operations was $51,000 for the nine months ended September 30, 2009 compared to $806,000 for the nine months ended September 30, 2008.  The remaining unrecognized compensation expense for MRP restricted stock was approximately $22,000 and $79,000 at September 30, 2009 and December 31, 2008, respectively.

Stock-based compensation expense related to stock options recognized by the Company in the Consolidated Statements of Operations was $26,000 for the nine months ended September 30, 2009, compared to $158,000 for the nine months ended September 30, 2008.  The remaining unrecognized compensation expense for the fair value of outstanding stock options was approximately $62,000 and $96,000 at September 30, 2009 and December 31, 2008, respectively.

The following represents the stock option activity and option exercise price information for the nine months ended September 30, 2009:

	Number of Options	Weighted- Average Price Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	560,800	$ 16.55

Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(54,600)	16.93

Balance at September 30, 2009	506,200	$ 16.51	$ -

(1) Based on the September 30, 2009 closing stock price of $0.89, there was no intrinsic value of the options at September 30, 2009.

There were no grants of stock options during 2008 or the first nine months of 2009.  Financial data pertaining to the outstanding stock options at September 30, 2009 was as follows:

Year of Grant	Number of Outstanding Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price of Outstanding Options	Number Exercisable	Weighted- Average Exercise Price of Exercisable Options
2004	461,800	4.75	$ 16.26	461,800	$ 16.26
2005	15,600	6.00	16.72	12,480	16.72
2007	28,800	7.75	20.40	11,520	20.40
	506,200	4.96	$ 16.51	485,800	$ 16.37

Note 10 – Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) are computed using the basic and diluted weighted average number of common shares outstanding during the periods presented.  Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Unallocated shares related to the ESOP are deducted in the calculation of weighted average shares outstanding.  Diluted EPS is computed by dividing net income (loss) by diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are not dilutive.  Common stock equivalents include the stock options and restricted stock awards under the SOP and the MRP, respectively that were approved by the Company’s shareholders in April 2004.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except the number shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$ (35,010)	$ (2,950)	$ (43,323)	$ (489)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	6,011,065	5,998,207	5,992,934	5,989,822
Effect of dilutive common stock equivalents:
Stock options	-	-	-	-
MRP restricted stock	-	-	-	-
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of dilutive stock options and restricted stock	6,011,065	5,998,207	5,992,934	5,989,822

Basic loss per share	$ (5.82)	$ (0.49)	$ (7.23)	$ (0.08)
Diluted loss per share	$ (5.82)	$ (0.49)	$ (7.23)	$ (0.08)

For the periods ended September 30, 2009 and 2008, there were no dilutive securities included in the calculation of earnings (loss) per share.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements are based on the Company’s expectations and are subject to risks and uncertainties that cannot be predicted or quantified and are beyond the Company’s control, including the potential that (1) the Company may not be able to continue as a going concern and (2) because of our significantly undercapitalized status, our regulators may initiate additional enforcement actions against us. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in the Company’s loan portfolio, result in the Company’s allowance for loan losses not being adequate to cover actual losses, and require the Company to materially increase its reserves; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates,  net interest margin, and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties, and fluctuations in real estate values in the Company’s market areas; adverse changes in the securities markets, including changes in the ability of the issuers of trust preferred CDO securities the Company owns to repay their obligations and the possibility that the Company will recognize additional credit losses from these securities as a result of further OTTI charges; changes as a result of examinations of the Company by the Federal Reserve Board and its bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks, or other regulatory authorities, or as a result of agreements with these regulators, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, recognize additional OTTI charges on its trust preferred CDO securities; change its regulatory capital position, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect the Company’s liquidity and earnings; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s work force and potential associated charges; computer systems on which the Company  depends could fail or experience a security breach, or the implementation of new technologies may not be successful; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to the Company; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations; pricing, products, and services; time to lease excess space in Company-owned buildings; future actions of Nasdaq and the future listing of the Company’s securities; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Any of the forward-looking statements that the Company makes in this Form 10-Q and in the other public statements  may turn out to be wrong because of inaccurate assumptions the Company might make,  the factors illustrated above, or  other factors that the Company cannot foresee.  Because of these and other uncertainties, the Company’s actual future results may be materially different from those expressed in any forward-looking statements made by or on the Company’s behalf.  Therefore, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statement.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

The following table sets forth certain information concerning our consolidated financial condition at the dates indicated (dollars in thousands):

	At September 30,	At December 31,	$ Increase (Decrease)	% Increase (Decrease)
	2009	2008

Total assets	$ 764,154	$ 847,233	$ (83,079)	(9.8)%
Investment securities (1)	51,027	48,879	2,148	4.4
Interest-bearing deposits with banks	41,035	29,425	11,610	39.5
Loans, net	574,402	658,952	(84,550)	(12.8)
Deposits	466,324	519,239	(52,915)	(10.2)
Borrowed funds	279,337	291,217	(11,880)	(4.1)
Total shareholders’ equity	12,847	29,294	(16,447)	(56.1)

(1) Includes mortgage-backed securities

Total assets decreased $83.1 million or 9.8% to $764.2 million at September 30, 2009, compared to $847.2 million at December 31, 2008.  Interest-bearing deposits with the Federal Reserve Bank increased by $11.6 million during the period and investment securities increased $2.1 million due to a pre-tax increase in the fair value of our trust preferred CDO securities.  Partially offsetting these increases was a net decrease of $84.6 million in the loan portfolio, which was primarily the result of loan sales, including the sale of our VISA credit card portfolio, the sale of substantially all of our new one-to four-family loan originations, and the Company’s decision to reduce originations of loans for its portfolio as part of the Company’s current strategy to shrink the balance sheet and increase liquidity.  Currently, the Bank is prohibited from accepting, renewing, or rolling over brokered deposits as a result of its regulatory capital position.  As a result, total deposits decreased to $466.3 million from $519.2 million at December 31, 2008, resulting primarily from a $68.4 million reduction in our balance of brokered deposits from $87.4 million at December 31, 2008 to $19.0 million at September 30, 2009, which was partially offset by a $15.5 million increase in retail deposits.  Shareholders’ equity decreased $16.5 million to $12.8 million at September 30, 2009 from $29.3 million at December 31, 2008, primarily due to our net loss of $43.3 million for the nine months ended September 30, 2009, partially offset by a lower tax affected unrealized valuation loss of $15.2 million on our trust preferred CDO securities.

Loans.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated (dollars in thousands):

	At September 30, 2009		At December 31, 2008		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent
Real estate:
One-to four-family residential	$ 47,841	8.2%	$ 56,325	8.4%	$ (8,484)	(15.1)%
Five or more family residential	135,023	23.1	148,949	22.2	(13,926)	(9.3)
Commercial	251,003	43.0	253,801	37.7	(2,798)	(1.1)
Total real estate	433,867	74.3	459,075	68.3	(25,208)	(5.5)

Real estate construction:
One-to four-family residential	41,956	7.2	71,424	10.6	(29,468)	(41.3)
Five or more family residential	496	0.1	483	0.1	13	2.7
Commercial	11,484	1.9	9,953	1.5	1,531	15.4
Total real estate construction	53,936	9.2	81,860	12.2	(27,924)	(34.1)

Consumer:
Automobile	7,491	1.3	11,818	1.8	(4,327)	(36.6)
Home equity	36,085	6.2	42,442	6.3	(6,357)	(15.0)
Credit cards	-	-	23,192	3.4	(23,192)	(100.0)
Other	7,401	1.2	8,132	1.2	(731)	(9.0)
Total consumer	50,977	8.7	85,584	12.7	(34,607)	(40.4)

Commercial business	45,306	7.8	45,762	6.8	(456)	(1.0)

Total loans	584,086	100.0%	672,281	100.0%	(88,195)	(13.1)

Less allowance for loan losses	(9,684)		(13,329)		3,645	(27.3)

Loans, net	$574,402		$658,952		$(84,550)	(12.8)%

Our net loan portfolio decreased $84.6 million, or 12.8%, during the nine months ended September 30, 2009 to $574.4 million, as we significantly reduced new loan originations for portfolio.  Lower loan portfolio balances were also impacted by the sale of our $21.6 million VISA credit card portfolio in February 2009, a $27.9 million decrease in our construction loan balances (including $12.5 million in charge-offs of non-accrual construction loan balances) and an $8.5 million decrease in residential real estate loan balances.  Additionally, there were regular pay downs on our consumer loan portfolio, and a $6.4 million decline in home equity loan balances as borrowers took advantage of historically low long-term rates by refinancing their existing one-to four-family mortgages and home equity balances into a single mortgage loan, which also contributed to the lower portfolio balances.

Investments. The following table sets forth the composition of our investment securities at the dates indicated.  The available-for-sale investments are presented at fair value, while the held-to-maturity securities are presented at amortized cost.  Our investment in the FHLB of Seattle’s common stock is presented at cost (dollars in thousands):

			$ Increase (Decrease)	% Increase (Decrease)
	At September 30, 2009	At December 31, 2008
Available-for-sale:
Trust preferred CDO securities	$ 23,396	$ 14,895	$ 8,501	57.1%
Total available-for-sale	23,396	14,895	8,501	57.1

Held-to-maturity:
Municipal obligations	9,377	11,085	(1,708)	(15.4)
Mortgage-backed securities	18,254	22,899	(4,645)	(20.3)
Total held-to-maturity	27,631	33,984	(6,353)	(18.7)

Total Investment Securities	51,027	48,879	2,148	4.4

Federal Home Loan Bank of Seattle stock	13,712	13,712	-	-

Total	$ 64,739	$ 62,591	$ 2,148	3.4%

Our investment securities portfolio increased by 4.4% to $51.0 million at September 30, 2009 compared to $48.9 million at December 31, 2008, primarily as a result of an increase in the fair value of our trust preferred CDO securities collateralized by the pooled trust preferred securities issued by 551 FDIC-insured financial institutions and 39 insurance companies.  Management adopted the FASB’s revised guidance issued on April 9, 2009 changing how the valuation for securities lacking an orderly and liquid market are calculated so they are more representative of fair value under current market conditions.  See Notes 3 and 6 to the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this report on Form 10-Q.  In connection with adopting these new accounting standards, the Company adopted the use of a range of Level 3 inputs in determining the fair value of the Company’s trust preferred CDO securities, resulting in an $8.5 million net increase in the fair value of the Company’s portfolio of 15 trust preferred CDO securities during the first nine months of 2009.  Mortgage-backed securities held-to-maturity decreased $4.6 million as a result of routine principal reductions, and as a result of maturities and calls, municipal obligations decreased $1.7 million during the nine month period ended September 30, 2009.

On a quarterly basis, management evaluates each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined 14 of the Company’s 15 trust preferred CDO securities were other-than-temporarily impaired at September 30, 2009.  Accordingly, the Company recognized cumulative non-cash, pre-tax OTTI charges of $32.3 million year-to-date, reflecting the credit loss portion of the change in fair value of these securities, as shown in the Consolidated Statements of Operations.  The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell these securities before their recovery in value or the maturity of the underlying investment security.  The Company recorded the non-credit related factors of fair value for these 14 securities as a component of shareholders’ equity (i.e. accumulated other comprehensive income/(loss).

The valuation of the Company’s trust preferred CDO securities and the determination of any OTTI charges with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  As with other areas involving the highly subjective determination of amounts by management, there remains the possibility that the Company’s and the Bank’s regulators will disagree with management’s valuation and OTTI analyses with respect to the trust preferred CDO securities and require further write-downs in the values of these securities and the recognition of additional OTTI charges.  See Part II, Item 1A, “Risk Factors- - The valuation of the Company’s trust preferred CDO securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective, and our regulators may not agree with our analyses.”

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated (dollars in thousands):

	At September 30, 2009		At December 31, 2008
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	$ Increase (Decrease)	% Increase (Decrease)
Loans 90 days or more past due or non- accrual loans:

Real estate	$1,604	0.27%	$ -	-%	$1,604	100.0%
Real estate construction	18,155	3.11	24,042	3.58	(5,887)	(24.5)
Consumer	229	0.04	488	0.07	(259)	(53.1)
Commercial business	872	0.15	14	-	858	6,128.6
Total non-performing loans	20,860	3.57%	24,544	3.65%	(3,684)	(15.0)

Other non-performing assets
Real estate owned	12,890		6,796		6,094	89.7
Other repossessed assets	2		38		(36)	(94.7)
Total other non-performing assets	12,892		6,834		6,058	88.6

Total non-performing assets (1)	$ 33,752		$31,378		$ 2,374	7.6%

Total non-performing assets as a percentage of total assets (1)	4.42%		3.70%

Loans greater than 30 days delinquent as percentage of total loans	3.75%		4.00%

(1)  Excludes seven trust preferred CDO securities in an amount of $14.4 million (at fair value) as of September 30, 2009 that are being treated by the Company as “non-accrual.”  Due to the rights granted to the issuers of the debt collateralizing the security that allow the issuers to contractually defer interest payments for up to 20 consecutive quarters, the security is not deemed to be “non-performing” under its original terms.  However, if these securities were deemed “non-performing assets,” the non-performing assets as a percentage of assets reported for September 30, 2009 would be 6.29%.

Our non-performing assets have increased to $33.8 million or 4.42% of total assets at September 30, 2009 compared to $31.4 million or 3.70% of total assets at December 31, 2008.  As of September 30, 2009, we classified $18.2 million in real estate construction loans (representing 33.7% of our total real estate construction portfolio) as non-performing, which consists of $11.5 million in developed one- to four-family residential lots, $2.5 million in one- to four-family residential construction loans with houses in varying stages of completion (i.e., developed lots to completed homes), and $2.0 million in loans for land development in Pierce, Thurston, and King counties of Washington State, as well as a $2.2 million non-residential commercial real estate construction loan.  The cumulative interest not accrued during the first nine months of 2009 relating to all non-performing loans totaled $1.5 million.  We seek to reach acceptable payment plans on all of our non-performing loans while protecting our interests in the existing collateral.  However, in the event an acceptable arrangement cannot be reached, we may acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on non-accrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $19.5 million in total impaired loans, $18.3 million in impaired real estate construction loans, and $1.2 million in impaired commercial business loans revealed a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $678,000 specific allowance for these loans.

Other loans not included in the non-performing asset categories as of September 30, 2009 but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms totaled $19.4 million as of September 30, 2009 ($11.1 million in real estate construction loans, $4.4 million in commercial real estate loans, and $3.9 million in commercial business loans), compared with $3.3 million as of December 31, 2008 (which became non-performing during the first nine months of 2009).  For further information regarding non-performing assets, see Note 7 of the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this Form 10-Q.

Deposits.  The following table sets forth the composition of our deposits, by type of deposits, at the dates indicated (dollars in thousands):

	At September 30, 2009		At December 31, 2008		$ Increase (Decrease)	% Increase (Decrease)
	Amount	Percent	Amount	Percent

Non-interest-bearing checking	$ 45,107	9.7%	$ 40,331	7.8%	$4,776	11.8%
Interest-bearing checking	42,678	9.1	36,468	7.0	6,210	17.0
Savings accounts	31,601	6.8	28,197	5.4	3,404	12.1
Money market accounts	131,855	28.3	145,311	28.0	(13,456)	(9.3)
IRA accounts	5,586	1.2	6,382	1.2	(796)	(12.5)
Brokered certificates of deposit	18,998	4.1	87,442	16.9	(68,444)	(78.3)
Retail certificates of deposit	190,499	40.8	175,108	33.7	15,391	8.8
Total deposits	$466,324	100.0%	$519,239	100.0%	$(52,915)	(10.2)%

Core deposits	$256,827	55.1%	$256,689	49.4%	$ 138	0.1%
Non-core deposits	209,497	44.9	262,550	50.6	(53,053)	(20.2)
Total deposits	$466,324	100.0%	$519,239	100.0%	$(52,915)	(10.2)%

Our deposits decreased $52.9 million, or 10.2%, to $466.3 million at September 30, 2009 from $519.2 million at December 31, 2008.  The decrease was primarily the result of maturing brokered deposits during the first nine months of 2009, which in accordance with the formal agreements with our regulators, cannot be renewed or replaced.  Certificates of deposit at September 30, 2009 included $19.0 million of brokered certificates of deposit, compared to the $87.4 million of brokered certificates of deposit at December 31, 2008.  We are increasing our marketing efforts toward generating retail deposits and continue to focus on our local relationship-oriented deposit gathering activities through the Bank’s 14 branch network.  The focus on generating core deposits inclusive of checking, savings, and money market accounts is valuable, as these products are typically less rate sensitive than certificates of deposits.  Since February 20, 2009, the Bank has been restricted from offering deposit rates more than 75 basis points above the average rates of its local market area competitors.  Effective January 1, 2010, the Bank intends to utilize the “national rate” as posted on the FDIC website weekly to determine the maximum rate for deposit products the Bank may offer its customers.  The national rates historically has been lower than the local market area average rates and therefore place the Company at a competitive disadvantage, which may constrict future deposit growth.  Despite the impact of this restriction during 2009, the result of these efforts was a $15.5 million increase in total retail deposits, including $256.8 million of core deposits (i.e. checking, savings, money market, and individual retirement accounts) which represented 55.1% of total deposits as of September 30, 2009 and are more valuable for us as they are generally less rate sensitive and represent a more stable source of funds.

Borrowings.  Borrowed funds decreased $11.9 million, or 4.1%, to $279.3 million at September 30, 2009 from $291.2 million at December 31, 2008.  The decrease in borrowed funds was the result of payoffs on maturing term FHLB borrowings, consistent with our current strategy to deleverage and shrink our balance sheet in order to increase our capital levels.

Capital.  Total shareholders’ equity decreased $16.5 million, or 56.1%, to $12.8 million at September 30, 2009 from $29.3 million at December 31, 2008.  The decrease in equity during the quarter was primarily attributable to a $43.3 million net loss for the nine months ended September 30, 2009, which included the $32.3 million in credit losses realized on 14 of our 15 trust preferred CDO securities deemed to involve OTTI, as well as a $16.7 million valuation allowance established on our deferred tax asset, partially offset by a $15.2 million, tax affected decrease in unrealized fair value losses on the trust preferred CDO securities held by the Company.  As a result of these factors, and the $83.1 million decrease in our total assets, our capital-to-assets ratio under accounting principles generally accepted in the United States decreased 178 basis points to 1.68% at September 30, 2009, compared to 3.46% at December 31, 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Net interest income	$ 5,031	$ 6,154	$ (1,123)	(18.2)%
Non-interest income	2,496	2,479	17	0.7
Total revenue	7,527	8,633	(1,106)	(12.8)
Provision for loan losses	5,700	6,000	(300)	(5.0)
Non-interest expense	7,546	7,022	524	7.5
Impairment loss on securities	(22,052)	-	(22,052)	(100.0)
Provision (benefit) for federal income tax	7,239	(1,439)	8,678	(603.1)
Net loss	(35,010)	(2,950)	(32,060)	(1,086.8)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):
	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Interest income:
Loans	$ 9,291	$10,666	$ (1,375)	(12.9)%
Securities available-for-sale	217	1,304	(1,087)	(83.4)
Securities held-to-maturity	301	398	(97)	(24.4)
Interest-bearing deposits	34	-	34	100.0
Federal Home Loan Bank dividends	-	48	(48)	(100.0)
Total interest income	9,843	12,416	(2,573)	(20.7)

Interest expense:
Deposits	1,656	2,735	(1,079)	(39.5)
Borrowed funds	3,156	3,527	(371)	(10.5)
Total interest expense	4,812	6,262	(1,450)	(23.2)
Net interest income	$ 5,031	$ 6,154	$(1,123)	(18.2)%

Net interest income was $5.0 million for the three months ended September 30, 2009, compared to $6.2 million for the same period in 2008.  Our net interest margin decreased 31 basis points to 2.75% for the three months ended September 30, 2009, from 3.06% for the same period in 2008.  The decrease in net interest income and net interest margin were primarily due to a $69.3 million reduction in average interest-bearing assets, $608,000 of unrecognized interest on non-accrual real estate construction loans during the three months ended September 30, 2009, the loss of interest income from the relatively higher yielding VISA credit card portfolio that we sold as of January 31, 2009, and the general decline in market interest rates.

      Interest Income.  Our interest income decreased to $9.8 million for the three months ended September 30, 2009 from $12.4 million for the three months ended September 30, 2008.  Interest earned on loans for the three months ended September 30, 2009 and 2008 was $9.3 million and $10.7 million, respectively.  The average balance of total loans decreased by $58.5 million to $607.1 million for the three months ended September 30, 2009 from $665.6 million for the same period in 2008, and the average yield on total loans decreased to 6.11% for the three months ended September 30, 2009 compared to 6.39% for the same period in 2008, reflecting a overall decrease in market interest rates, unrecognized interest on non-accrual construction loans, and the sale of our relatively higher yielding VISA credit card portfolio.

Interest income on investment securities (including mortgage-backed securities) decreased $1.2 million, or 69.6%, to $518,000 for the three months ended September 30, 2009 compared to $1.7 million for the three months ended September 30, 2008, as a result of lower average balances and a decline in short-term market interest rate indexes used to determine the yield on a significant portion of our investment portfolio.  The average balances of investment securities for the three months ended September 30, 2009 and 2008 were $66.0 million and $125.9 million, respectively.  Interest income on investment securities was also negatively affected as a result of seven of our 15 trust preferred CDO securities being placed in a non-accrual status, with three others in a modified cash basis.  For the three months ended September 30, 2009, interest income not recognized due to the non-accrual status of the ten investment securities was $176,000.

Interest Expense.  Our interest expense decreased $1.5 million, or 23.2%, to $4.8 million for the three months ended September 30, 2009 from $6.3 million for the three months ended September 30, 2008.  The decrease in interest expense was primarily the result of lower market rates, which allowed us to significantly decrease our cost of deposits, even as the average balance of interest-bearing deposits increased $15.6 million to $440.9 million for the three months ended September 30, 2009, compared to $425.3 million for the same period in 2008.

       Interest expense on deposits decreased $1.0 million, or 39.5%, to $1.7 million for the three months ended September 30, 2009 compared to $2.7 million for the three months ended September 30, 2008.  The average cost of deposits decreased 107 basis points to 1.49% for the three months ended September 30, 2009 from 2.56% for the three months ended September 30, 2008, primarily the result of maturing higher rate retail and brokered certificates of deposit being replaced by lower rate retail certificates of deposit, in addition to lower overall market rates on money market accounts.

       Interest expense on borrowed funds decreased $371,000, or 10.5%, to $3.2 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008, primarily attributable to a $40.9 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $280.5 million for the quarter ended September 30, 2009, compared to $321.4 million for the three months ended September 30, 2008.  The cost of borrowed funds did not benefit from lower market rates, as $245.0 million of our borrowings are long-term fixed rate advances that do not reprice when short-term rates change.  As a result, the cost of borrowed funds increased by nine basis points to 4.46% for the three months ended September 30, 2009 from 4.37% for the three months ended September 30, 2008.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Allowance at beginning of period	$11,719	$ 8,271	$ 3,448	41.7%
Provision for loan losses	5,700	6,000	(300)	(5.0)
Recoveries	33	29	4	13.8
Charge-offs	(7,768)	(357)	(7,411)	2,075.9
Allowance at end of period	$ 9,684	$13,943	$(4,259)	(30.5)%

Our provision for loan losses was $5.7 million for the three months ended September 30, 2009 compared to $6.0 million for the three months ended September 30, 2008.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the known and inherent credit risk in the loan portfolio at that date.  The allowance for loan losses decreased $3.6 million, or 27.1%, to $9.7 million at September 30, 2009 compared to $13.3 million at December 31, 2008 and was $4.2 million less than the September 30, 2008 balance of $13.9 million.  The allowance for loan losses as a percent of total loans at September 30, 2009 decreased 32 basis points to 1.66% compared to 1.98% at December 31, 2008 and was 44 basis points less than the 2.10% at September 30, 2008.  The decrease in the allowance from the December 31, 2008 balance was primarily the result of $15.7 million of charge-offs, which included $12.5 million in our real estate construction loans during the first nine months of 2009, as well as $2.1 million in our commercial business loans, most of which were related to these real estate construction relationships.  All of these charge-offs were related to non-accrual loans for which we had previously established a specific allocation of the allowance for loan loss.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  Management evaluated $38.9 million of classified loans, of which $19.5 million were impaired, which included $18.2 million in real estate construction loans and $1.3 million in commercial business loans.  Management established a $678,000 specific allocation of the allowance for these loans.  All $19.5 million of the impaired loans were concentrated in five builder relationships and generated a significant portion of the charge-offs recorded during the first nine months of 2009.  The impaired loans at September 30, 2009 included $11.5 million in developed one-to four-family residential lots, $2.5 million in one-to four-family residential construction loans in varying stages of completion (i.e., developed lots to completed homes), $2.0 million in land for future development located in Pierce, Thurston, and King counties of Washington State, and $1.3 million in commercial business loans to three of these borrowers, as well as a $2.2 million non-residential commercial real estate construction loan.

Management believes our allowance for loan losses of $9.7 million, or 1.66% of total loans, as of September 30, 2009 was adequate to absorb the known and inherent credit risks in the loan portfolio at that date, as our portfolio of higher risk loans continues to decline in both dollars and percentage of our total loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Deposit service fees	$ 948	$ 958	$ (10)	(1.0)%
Loan service fees	169	310	(141)	(45.5)
Insurance service fees	566	598	(32)	(5.4)
Investment service fees	120	147	(27)	(18.4)
Real estate lease income	183	270	(87)	(32.2)
Gain on sale of securities, net	-	1	(1)	(100.0)
Gain on sale of loans, net	431	190	241	126.8
Gain (loss) on sale of REO, net	33	(32)	65	(203.1)
Other operating income	46	37	9	24.3
Total non-interest income	$ 2,496	$ 2,479	$ 17	0.7%

Our non-interest income was relatively unchanged at $2.5 million for the three months ended September 30, 2009 and 2008.  The $241,000 increase in the gain on sale of loans was offset by a $141,000 decrease on loan service fees and an $87,000 decrease in real estate lease income.  The increase in gain on sale of loans was the result of selling $17.7 million in one-to four-family mortgages, compared to $11.8 million for the three months ended September 30, 2008.  The decline in real estate lease income was due to vacancies in our downtown administrative building, and loan service fees declined as a result of having fewer loan extensions and modifications during the three months ended September 30, 2009 compared to the same period in 2008.  All other categories of non-interest income reflected a net increase of $4,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Compensation and benefits	$3,719	$4,044	$ (325)	(8.0)%
Office operations	1,039	990	49	4.9
Occupancy	654	572	82	14.3
Loan servicing	57	127	(70)	(55.1)
Outside and professional services	442	283	159	56.2
Marketing	235	260	(25)	(9.6)
Federal deposit insurance premiums and assessments	796	81	715	882.7
Other operating expenses	604	665	(61)	(9.2)
Total non-interest expense	$7,546	$7,022	$ 524	7.5%

Non-interest expense increased $524,000, or 7.5%, to $7.5 million for the three months ended September 30, 2009 from $7.0 million for the three months ended September 30, 2008.  The increase was primarily attributable to a $715,000 increase in FDIC deposit insurance premiums and assessments during the third quarter of 2009 and $159,000 of increased costs as a result of additional professional services related to the valuation of the Company’s trust preferred CDO securities and higher legal and accounting costs.  These increases were partially offset by a $325,000 decrease in compensation and benefit costs that is primarily the result of a reduction of 26 full-time equivalent employees since the beginning of 2009, the elimination of equity based compensation for executive officers and board members, and lower employee incentive and retirement compensation.

Provision (Benefit) for Federal Income Tax.  During the quarter ended September 30, 2009, the Company, despite incurring a net loss for the quarter, recognized a tax provision of $7.2 million, compared to a tax benefit of $1.4 million for the same period a year earlier.  The provision resulted from the impairment of our tax deferred asset.  The Company reviewed its deferred tax assets to determine whether it was “more likely than not” that the Company would be able to realize the benefit of these tax assets in future periods.  Prior to any current period valuation allowance, the Company had a $37.8 million net deferred tax asset, primarily related to the unrealized valuation losses on our available-for-sale trust preferred CDO securities ($16.5 million) and the cumulative $36.8 million in other-than-temporary impairment charges (i.e., credit losses) recognized on the trust preferred CDO securities ($12.5 million).  During the review of the deferred tax asset at September 30, 2009, management concluded that it is more likely than not, with the exception of the $16.5 million related to unrealized valuation losses on our available-for-sale trust preferred CDO securities and $4.6 million in available loss carry-backs, that the remaining net deferred tax asset will not be available as a benefit in future periods due to uncertainties surrounding the Company’s ability to generate sufficient taxable income to fully realize such tax benefits.  Accordingly, at September 30, 2009, the Company established a valuation allowance of $16.7 million, which increased our income tax provision during the third quarter of 2009, and reduced the net deferred tax asset on our books to $21.1 million.

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

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 607,055	6.11%	$ 665,609	6.39%	$(58,554)	(8.8)%
Mortgage-backed securities	19,040	4.34	37,168	4.37	(18,128)	(48.8)
Investment securities	46,995	2.66	88,734	5.84	(41,739)	(47.0)
Federal Home Loan Bank stock	13,712	-	13,712	1.40	-	-
Interest-bearing deposits with banks	49,174	0.27	96	2.12	49,078	51,122.9
Total interest-earning assets	735,976	5.34	805,319	6.15	(69,343)	(8.6)

Non-interest-earning assets	72,077		56,663		15,414	27.2

Total assets	$ 808,053		$ 861,982		$(53,929)	(6.3)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 33,877	0.01	$ 30,823	0.25	$3,054	9.9%
Interest-bearing checking accounts	42,819	0.18	36,769	0.70	6,050	16.5
Money market deposit accounts	145,103	0.99	125,912	2.43	19,191	15.2
Certificates of deposit	219,088	2.33	231,750	3.26	(12,662)	(5.5)
Total deposits	440,887	1.49	425,254	2.56	15,633	3.7

Federal Home Loan Bank advances	280,457	4.46	321,381	4.37	(40,924)	(12.7)

Total interest-bearing liabilities	721,344	2.65	746,635	3.34	(25,291)	(3.4)

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	43,239		37,711		5,528	14.7
Other	8,050		8,434		(384)	(4.6)
Total non-interest bearing liabilities	51,289		46,145		5,144	11.1

Total liabilities	772,633		792,780		(20,147)	(2.5)

Equity	35,420		69,202		(33,782)	(48.8)

Total liabilities and equity	$ 808,053		$ 861,982		$ (53,929)	(6.3)%

Net interest income	$ 5,031		$ 6,154		$ (1,123)	(18.2)%
Interest rate spread (1)		2.69%		2.81%
Net interest margin (2)	2.75%		3.06%

(1)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(2)  Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

The following table sets forth certain information concerning our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008

Net interest income	$15,805	$19,135	$(3,330)	(17.4)%
Non-interest income	10,987	7,901	3,086	39.1
Total revenue	26,792	27,036	(244)	(0.9)
Provision for loan losses	12,000	6,700	5,300	79.1
Non-interest expense	22,706	20,880	1,826	8.7
Impairment loss on securities	(32,343)	-	(32,343)	(100.0)
Provision (benefit) for federal income tax	3,066	(55)	3,121	(5,674.5)
Net loss	(43,323)	(489)	(42,834)	(8,759.5)

Net Interest Income.  The following table sets forth detailed information concerning our net interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Interest income:
Loans	$29,067	$33,134	$(4,067)	(12.3)%
Securities available-for-sale	1,646	4,437	(2,791)	(62.9)
Securities held-to-maturity	984	1,269	(285)	(22.5)
Interest-bearing deposits	85	33	52	157.6
Federal Home Loan Bank stock dividends	-	130	(130)	(100.0)
Total interest income	31,782	39,003	(7,221)	(18.5)

Interest expense:
Deposits	6,363	9,301	(2,938)	(31.6)
Borrowed funds	9,614	10,567	(953)	(9.0)
Total interest expense	15,977	19,868	(3,891)	(19.6)
Net interest income	$ 15,805	$ 19,135	$ (3,330)	(17.4)%

Net interest income was $15.8 million for the nine months ended September 30, 2009, compared to $19.1 million for the same period in 2008.  Our net interest margin decreased 36 basis points to 2.78% for the nine months ended September 30, 2009, from 3.14% for the same period in 2008.  The decrease in net interest income and net interest margin were primarily due to a $55.5 million reduction in average interest-earning assets, $1.5 million of unrecognized interest income on non-accrual real estate construction loans during the first nine months of 2009 compared to the same period in 2008, the increased non-accruals and lower yields in our investment securities portfolio, the loss of interest income from the relatively higher yielding VISA credit card portfolio that we sold as of January 31, 2009, and the general decline in market interest rates.

      Interest Income.  Our interest income decreased to $31.8 million for the nine months ended September 30, 2009 from $39.0 million for the nine months ended September 30, 2008.  Interest earned on loans for the nine months ended September 30, 2009 and 2008 was $29.1 million and $33.1 million, respectively.  The average yield on total loans decreased 62 basis points to 6.15% for the nine months ended September 30, 2009, compared to 6.77% for the same period in 2008 reflecting an overall decrease in market interest rates, unrecognized interest on non-accrual construction loans, and the sale of our relatively higher yielding VISA credit card portfolio.

Interest income on investment securities (including mortgage-backed securities) decreased $3.1 million or 53.9%, to $2.6 million for the nine months ended September 30, 2009 from $5.7 million for the nine months ended September 30, 2008.  While the yield during this period did increase slightly to 5.84% for the nine months ended September 30, 2009 compared to 5.61% for the same period in 2008, the income received was significantly less as the average balance of investments between these periods decreased from $104.3 million during the first nine months of 2008 to only $44.8 million for the same period in the current year.  Interest income on investment securities was also negatively affected by seven of 15 of our trust preferred CDO securities being placed in a non-accrual status, with three others in a modified cash basis.  For the nine months ended September 30, 2009, interest income not recognized on these 10 investment securities was $176,000.

Interest Expense.  Our interest expense decreased $3.9 million, or 19.6%, to $16.0 million for the nine months ended September 30, 2009 from $19.9 million for the nine months ended September 30, 2008.  The decrease in interest expense was primarily the result of declining market rates, which allowed us to significantly decrease our cost of deposits, even as the average balance of interest-bearing deposits increased $35.3 million to $456.0 million for the nine months ended September 30, 2009, compared to $420.7 million for the same period in 2008.

       Interest expense on deposits decreased $2.9 million or 31.6%, to $6.4 million for the nine months ended September 30, 2009 from $9.3 million for the nine months ended September 30, 2008.  The average cost of deposits decreased 109 basis points to 1.86% for the nine months ended September 30, 2009 from 2.95% for the nine months ended September 30, 2008 as a result of a decline in short-term interest rates.  Additionally, the Bank benefited from maturing higher rate retail and brokered certificates of deposit, which were replaced by lower rate retail certificates of deposit, in addition to lower overall market rates on money market accounts.

       Interest expense on borrowed funds decreased $953,000 or 9.0%, to $9.6 million for the nine months ended September 30, 2009 from $10.6 million for the nine months ended September 30, 2008 primarily attributable to a $33.3 million decline in the average balance of borrowed funds.  The average balances of borrowed funds were $288.7 million for the nine months ended September 30, 2009, compared to $321.9 million for the same period in 2008.  The cost of borrowed funds did not benefit from lower market rates as $245.0 million of our borrowings are long-term fixed rate advances that do not reprice when short-term rates change.   As a result, the cost of our borrowed funds increased seven basis points to 4.45% for the nine months ended September 30, 2009 from 4.38% for the nine months ended September 30, 2008.

Provision for Loan Losses.   The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Allowance at beginning of period	$ 13,329	$ 8,079	$ 5,250	65.0%
Provision for loan losses	12,000	6,700	5,300	79.1
Recoveries	95	167	(72)	(43.1)
Charge-offs	(15,740)	(1,003)	(14,737)	1,469.3
Allowance at end of period	$ 9,684	$ 13,943	$ (4,259)	(30.5)%

Our provision for loan losses increased $5.3 million to $12.0 million for the nine months ended September 30, 2009 compared to $6.7 million for the nine months ended September 30, 2008.  The provision was recorded at a level considered appropriate to ensure that the allowance for loan losses was adequate to address the inherent credit risk in the loan portfolio.  The allowance for loan losses decreased $3.6 million or 27.1%, to $9.7 million at September 30, 2009 compared to $13.3 million at December 31, 2008 and was $4.3 million less than the September 30, 2008 balance of $13.9 million.  The allowance for loan losses as a percent of total loans at September 30, 2009 decreased 32 basis points to 1.66% compared to 1.98% at December 31, 2008 and was 44 basis points less than the 2.10% at September 30, 2008.  The decrease in the allowance from the December 31, 2008 balance was primarily the result of $15.7 million of charge-offs, which included $12.5 million in our real estate construction loans during the first nine months of 2009, as well as $2.1 million in our commercial business loans, most of which were related to these real estate construction relationships.  All of these charge-offs were related to non-accrual loans for which we had previously established a specific allocation of the allowance for loan loss.

In calculating the adequacy of our allowance, expected loss ratios are assigned to our various loan products in addition to establishing specific allocations for any large loans deemed to be impaired.  Management evaluated $38.9 million of classified loans, of which $19.5 million were impaired, which included $18.2 million in real estate construction loans and $1.3 million in commercial business loans.  Management established a $678,000 specific allocation of the allowance for these loans.  All $19.5 million of the impaired loans were concentrated in five builder relationships and generated a significant portion of the charge-offs recorded during the first nine months of 2009.  The impaired loans at September 30, 2009 included $11.5 million in developed one-to four-family residential lots, $2.5 million in one-to four-family residential construction loans in varying stages of completion (i.e., developed lots to completed homes), $2.0 million in land for future development located in Pierce, Thurston, and King counties of Washington State, and $1.3 million in commercial business loans to three of these borrowers, as well as a $2.2 million non-residential commercial real estate construction loan.

Management believes our allowance for loan losses of $9.7 million, or 1.66% of total assets, as of September 30, 2009 was adequate to absorb the known and inherent credit risks in the loan portfolio at that date, as our portfolio of higher risk loans continues to decline in both dollars and percentage of our total loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.  We will continue to monitor the allowance and general credit quality of our loan portfolio and the impact of changing economic and market conditions in our primary market of the south Puget Sound.

Non-interest Income.  The following table sets forth information regarding our non-interest income for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Deposit service fees	$ 2,614	$ 2,705	$ (91)	(3.4)%
Loan service fees	614	912	(298)	(32.7)
Insurance service fees	1,656	1,677	(21)	(1.3)
Investment service fees	470	432	38	8.8
Real estate lease income	617	778	(161)	(20.7)
Gain on sale of securities, net	-	12	(12)	(100.0)
Gain on sale of loans, net	4,866	875	3,991	456.1
Gain (loss) on sale of REO, net	23	(25)	48	(192.0)
Loss on sale of premises and equipment, net	(3)	(1)	(2)	200.0
Other operating income	130	536	(406)	(75.7)
Total non-interest income	$ 10,987	$ 7,901	$ 3,086	39.1%

Our non-interest income for the nine months ended September 30, 2009 increased $3.1 million, or 39.1%, to $11.0 million from $7.9 million for the nine months ended September 30, 2008.  This increase was primarily a result of a $4.0 million increase in the net gains generated on the sale of loans, partially offset by a $406,000 decrease in other operating income, a $298,000 decrease in loan service fees and a $161,000 decrease in real estate lease income.  The $4.9 million gain on sale of loans for the nine months ended September 30, 2009 included a $3.0 million gain on the sale of our VISA credit card portfolio in February 2009.  The gain on sale of loans also included $1.9 million in gains on the sale of one-to four-family mortgages, compared to $875,000 for the first three quarters of 2008, due to a higher level of refinancing activity and our decision to sell essentially all of our 2009 single family mortgage loan originations.  The decrease in other operating income was primarily the result of a non-recurring $422,000 pre-tax gain from the redemption of VISA U.S.A., Inc. Class B common stock recognized in connection with its initial public offering in March 2008.  The decline in loan service fees was due to having fewer loan modification and extension fees during the first nine months of 2009 compared to the same period in 2008, and the decline in real estate lease income was due to vacancies in our downtown administrative building.  All other categories of non-interest income reflected a net decrease of $40,000.

Non-interest Expense.  The following table sets forth information regarding our non-interest expense for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
Compensation and benefits	$10,985	$12,146	$(1,161)	(9.6)%
Office operations	2,922	2,882	40	1.4
Occupancy	1,922	1,802	120	6.7
Loan servicing	311	359	(48)	(13.4)
Outside and professional services	1,191	979	212	21.7
Marketing	766	762	4	0.5
Federal deposit insurance premiums and assessments	2,551	211	2,340	1,109.0
Other operating expenses	2,058	1,739	319	18.3
Total non-interest expense	$22,706	$20,880	$1,826	8.7%

Non-interest expense increased $1.8 million or 8.7%, to $22.7 million for the nine months ended September 30, 2009 from $20.9 million for the nine months ended September 30, 2008.  The increase was primarily attributable to a $2.3 million increase in federal deposit insurance premiums and assessments, as well as a $319,000 increase in other operating expenses and a $212,000 increase in outside and professional services for the first three quarters of 2009 compared to the same period in 2008.  The increase in other operating expenses was primarily due to the reversal of a $173,000 pre-tax charge during March 2008 that was recognized in the fourth quarter of 2007 related to a reserve established for the Company’s share of the VISA U.S.A., Inc. litigation settlements.  The increase in outside and professional services was related to hiring outside consultants to assist the Company in determining the impairment and valuation of our trust preferred CDO securities.  Partially offsetting these increases was a $1.2 million or 9.6% decrease in compensation and benefits expense primarily due to the reduction of 26 full-time equivalent employees since the beginning of 2009, the elimination of equity-based compensation for all executive officers and board members, and lower employee incentive and retirement compensation.  All other non-interest expenses increased by $116,000 combined.

Provision (Benefit) for Federal Income Tax.  During the nine months ended September 30, 2009, the Company, despite incurring a net loss for the quarter, recognized a tax provision of $3.1 million, compared to a tax benefit of $55,000 for the same period a year earlier.  The provision resulted from the impairment of our tax deferred asset.  In accordance with ASC 740-10-65, the Company reviewed its deferred tax assets to determine whether it was “more likely than not” that the Company would be able to realize the benefit of these tax assets in future periods.  Prior to any current period valuation allowance at September 30, 2009, the Company had a $37.8 million net deferred tax asset, primarily related to the unrealized valuation losses on our available-for-sale trust preferred CDO securities ($16.5 million) and the cumulative $36.8 million in other-than-temporary impairment charges (i.e., credit losses) recognized on the trust preferred CDO securities ($12.5 million).  During the review of the deferred tax asset at September 30, 2009, management concluded that it is more likely than not, with the exception of the $16.5 million related to unrealized valuation losses on our available-for-sale trust preferred CDO securities and $4.6 million in available loss carry-backs, that the remaining net deferred tax asset will not be available as a benefit in future periods due to uncertainties surrounding the Company’s ability to generate sufficient taxable income.  Accordingly, at September 30, 2009, the Company established a valuation allowance of $16.7 million, which increased our income tax provision for the nine months ended September 30, 2009 to $3.1 million and reduced the net deferred tax asset on our books at September 30, 2009 to $21.1 million.

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

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	$ Increase (Decrease)	% Increase (Decrease)
INTEREST-EARNING ASSETS:
Total loans	$ 630,711	6.15%	$652,664	6.77%	$(21,953)	(3.4)%
Mortgage-backed securities	20,691	4.31	40,609	4.33	(19,918)	(49.0)
Investment securities	44,822	5.84	104,295	5.61	(59,473)	(57.0)
Federal Home Loan Bank stock	13,712	-	13,712	1.27	-	-
Interest-bearing deposits in other banks	47,489	0.24	1,634	2.68	45,855	2,806.3
Total interest-earning assets	757,425	5.60	812,914	6.40	(55,489)	(6.8)

Non-interest-earning assets	74,052		55,532		18,520	33.4

Total assets	$ 831,477		$ 868,446		$ (36,969)	(4.3)%

INTEREST-BEARING LIABILITIES:
Savings accounts	$ 32,871	0.05	$ 30,881	0.26	$ 1,990	6.4%
Interest-bearing checking accounts	38,770	0.22	36,747	0.69	2,023	5.5
Money market deposit accounts	147,349	1.44	120,215	2.53	27,134	22.6
Certificates of deposit	237,029	2.64	232,838	3.88	4,191	1.8
Total deposits	456,019	1.86	420,681	2.95	35,338	8.4

Federal Home Loan Bank advances	288,681	4.45	321,948	4.38	(33,267)	(10.3)

Total interest-bearing liabilities	744,700	2.87	742,629	3.57	2,071	0.3

NON-INTEREST BEARING LIABILITIES:
Non-interest bearing checking	41,002		36,118		4,884	13.5
Other	9,727		10,896		(1,169)	(10.7)
Total non-interest bearing liabilities	50,729		47,014		3,715	7.9

Total liabilities	795,429		789,643		5,786	0.7

Equity	36,048		78,803		(42,755)	(54.3)

Total liabilities and equity	$831,477		$ 868,446		$(36,969)	(4.3)%

Net interest income	$15,805		$ 19,135		$(3,330)	(17.4)%
Interest rate spread (1)		2.73%		2.83%
Net interest margin (2)	2.78%		3.14%

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

Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, and borrowed funds.  These funds, together with retained earnings and equity, are used to make loans and to acquire investment securities and other assets.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  We believe our current liquidity position, cash flows from our forecasted operating results, and potential asset sales are sufficient to fund all of our existing commitments and continuing operations.

At September 30, 2009, we held interest-bearing deposits with banks, certain investment securities, and readily saleable loans for liquidity purposes.  In addition to this liquidity, we maintained a line of credit with the Federal Home Loan Bank of Seattle and a separate credit facility with the Federal Reserve Bank of San Francisco.  These credit facilities depend on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco.  At September 30, 2009, we were in compliance with our collateral requirements, and 5.2%, or $15.3 million of our credit facility with the Federal Home Loan Bank of Seattle was available, and 100%, or $11.1 million of the credit facility at the Federal Reserve Bank of San Francisco was available.

Management believes the current on-balance sheet liquidity position, on-going cash flows from operations, retail deposits, and our borrowing capacity from the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco will meet our foreseeable funding needs.  At September 30, 2009, certificates of deposit (excluding individual retirement account certificates of deposit) amounted to $209.5 million, or 44.9%, of total deposits, including $19.0 million of brokered deposits, $4.9 million of which are scheduled to mature by December 31, 2009.  In February 2009, our use of brokered deposits was restricted by our regulatory authority and they are no longer considered a component of our potential liquidity.  In addition, we are legally prohibited from accepting, renewing or rolling over brokered deposits due to the Bank’s regulatory capital category being “significantly undercapitalized”.  The Bank is also restricted to offering an effective yield on deposits that is more than 75 basis points above the prevailing effective yield on insured deposits of comparable maturity in the Bank’s “normal market area” or in the area in which deposits are being solicited.  Management believes that despite these enhanced restrictions, we can adjust pricing, within an acceptable range, the offering rates for savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments to meet the Bank’s funding needs. To the extent that competitors in our market decide to pay higher rates than we are permitted to as a result of our regulatory restrictions, we may experience a disintermediation of deposit funds and our liquidity may be materially adversely impacted.

Capital.  As a result of the impairment charges and the decline in the value of the Company’s trust preferred CDO securities (discussed in Notes 4, 5, and 6 of the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this Form 10-Q) the regulatory capital levels of the Bank have come under significant pressure.  In addition, due to the last revision in investment rating downgrades by Moody’s Investor Services on March 27, 2009, all of our 15 trust preferred CDO securities were rated as “highly speculative grade” debt securities.  As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios.  The result of that calculation increased the Bank’s risk-weighted assets for these securities to $296.2 million as of September 30, 2009, well above the $71.9 million in amortized cost of these securities as of September 30, 2009, thereby significantly diluting the regulatory capital ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated ratios are as follows at September 30, 2009:  a Tier I leverage ratio of 3.04% (compared to a “well capitalized” threshold of 5.00%); a Tier I risk-based capital ratio of 2.71% (compared to a “well capitalized” threshold of 6.00%); and a total risk-based capital ratio of 3.79% (compared to a “well capitalized” threshold of 10.00% and an “adequately capitalized” threshold of 8.00%).  Accordingly, the Bank is categorized as “significantly undercapitalized” as calculated under the regulatory capital standards, and both the Bank and the Company are subject to a higher level of regulatory oversight and supervision.  Total equity of the Bank under generally accepted accounting principles was $11.7 million at September 30, 2009, or 1.53% of total assets, and was considerably lower than the minimum ratio of 7.0% desired by management.  As discussed in Note 4 of the Selected Notes to Unaudited Interim Consolidated Financial Statements contained in Part I, Item 1 – “Financial Statements” of this Form 10-Q, the Company’s current financial challenges, capital position, and the regulatory operating restrictions that the Company and the Bank are subject to, produce uncertainty regarding the Company’s ability to obtain additional capital or to meet future liquidity requirements, and therefore raises doubt about the Company’s ability to continue as a going concern.  However, the Company is continuing to take tactical actions aimed at preserving existing capital and has engaged the services of an investment banking firm to pursue other capital raising alternatives.

For further information regarding liquidity and capital resources, see Part II, Item 1A- “Risk Factors” of this Form 10-Q.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

One of our primary financial objectives is to generate ongoing profitability in the Company’s core business.  The largest contributor to our profitability is net interest income.  Net interest income is the difference between the income we receive on loans and investments and the expenses we incur on deposits and borrowed funds.  Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that we hold, as well as the associated yields and costs.

The asset liability management policy and the Asset/Liability Management Committee guide us in managing market risk.  A summary of the asset and liability management committee activities is reported to our board of directors monthly and in more detail to the loan and investment committee of the board on a quarterly basis.

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) borrowing intermediate- to long-term funds at fixed rates; (3) originating consumer and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or at variable rates; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; and (7) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet.  At September 30, 2009, there were no material changes in the market risk from the information provided in the Company’s 2008 Form 10-K which was filed with the SEC on March 13, 2009.

At September 30, 2009, we held no derivative financial instruments.  In addition, we do not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased derivative instruments.  Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who is also currently serving as the Company’s interim Chief Financial Officer, and several other members of the Company’s management team as of the end of the period covered by this quarterly report.  Based on this evaluation, the Company’s Chief Executive Officer, who is also serving as the Company’s interim Chief Financial Officer, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, the Company is involved in various litigation or legal actions arising in the normal course of business.  In the opinion of management, the ultimate liability, if any, resulting from current litigation or legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K.

There is doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is in doubt as a result of the significant deterioration in the credit quality and valuation of the Company’s holdings of trust preferred CDO securities issued by banks and insurance companies, as well as our level of problem assets, which has resulted in a significant net loss during the three and nine months ended September 30, 2009 and a decline in the level of our regulatory capital to support operations.  Our ability to continue as a going concern is subject to our ability to service our existing operations in a manner that will return the Company to profitability or, in the alternative, identify and consummate a strategic transaction, including a capital infusion or the potential sale of the Company.

As we have disclosed, pursuant to an FDIC Directive we have until November 9, 2009 to either sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized,” as defined under the FDI Act and the relative FDIC regulations, after the sale; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution.  While we are actively pursuing these strategic alternatives, it is unlikely that we will be able identify an alternative that allows our stockholders to realize an increase in the value of the Company’s stock.  Furthermore, a transaction or other strategic alternative, once identified, evaluated and consummated, may not provide greater value to our stockholders than that reflected in the current stock price.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. Unless we return to profitability or identify and execute a viable strategic alternative consistent with the Directive, which is unlikely, it is not likely that we will be able to continue as a going concern.

The valuation of the Company’s trust preferred CDO securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.

Between December 16, 2002 and January 12, 2006, the Company invested in multiple investment grade, A-rated mezzanine tranches of trust preferred collateralized debt obligation (CDO) securities with an aggregate par value of $108.8 million as of September 30, 2009.  The underlying collateral for the trust preferred CDO securities are pooled trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  As of September 30, 2009, the Company had aggregate net unrealized losses on its trust preferred CDO securities of $48.5 million.  On a quarterly basis, management evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Of the Company’s 15 trust preferred CDO securities, management has determined that 14 were other-than-temporarily impaired at September 30, 2009.  As a result, the Company has recognized non-cash, pre-tax other than temporary impairment (OTTI) charges of $32.3 million year-to-date, reflecting the credit loss portion of the change in fair value of these securities, as reflected in the Company’s consolidated statements of operations.  The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell these securities before their recovery in value or the maturity of the underlying investment security, although no assurance can be given in this regard.  The Company recorded the non-credit related factors of the fair value for these 14 securities as a component of shareholders’ equity (i.e. accumulated other comprehensive loss).

The valuation of the Company’s trust preferred CDO securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  As with other areas involving the highly subjective determination of amounts by management, there remains the possibility that the Company’s and the Bank’s regulators will disagree with management’s valuation and OTTI analyses with respect to the trust preferred CDO securities and require further write-downs in the values of these securities and the recognition of additional OTTI charges.  This could have a further material adverse effect on the Company’s results of operations and capital.

We could record future losses on our holdings of trust preferred CDO securities that we purchased from issuer pools consisting primarily of financial institutions.  In addition, we may not receive full future interest payments on these securities.

We own 15 trust preferred CDO securities comprised of pools of trust preferred debt securities issued by 551 bank and 39 insurance company issuers.  Fourteen of these securities were determined to involve OTTI as of September 30, 2009, and the Company has recorded total credit and impairment charges for these securities totaling $32.3 million for the first nine months of 2009.  In addition, the Company has determined that the aggregate fair value of these securities at September 30, 2009 was $23.4 million, compared to its par value of $108.8 million.  These securities in the Bank’s portfolio were all investment grade “A” rated securities at the time of purchase.  However, they were downgraded to sub-investment grades of “Ca” or “Caa1” by Moody’s Investment Services on November 12, 2008 and March 27, 2009.  These securities may continue to deteriorate and cause significant additional negative impacts to the Company’s earnings and capital position in future periods, as the valuation of these securities are influenced by external market and economic conditions and other factors outside of the Company’s control, including but not limited to, specific issuer credit deterioration, additional deferrals or defaults of specific issuer financial institutions, rating agency actions, regulatory actions, and the prices at which observable market transactions in these types of securities occur.  The current market environment significantly limits the Company’s ability to mitigate its exposure to further impairment conditions and valuation changes in these securities.

According to the original term of these securities, at the option of the issuer the quarterly interest payments can be contractually deferred for up to 20 consecutive quarters (i.e., an issuer can elect to defer making the quarterly interest payments on the underlying trust preferred securities collateral for up to five years and will not be in default on such payments but such payments will accrue and be due upon the issuers’ reinstatement of quarterly interest payments, which is referred to as a “cure”).  Due to the effects of the continued financial and economic crisis, or at the request of regulators, a number of issuers of the underlying trust preferred collateral opted to defer their quarterly interest payments at an accelerated rate beginning in the fourth quarter of 2008, which has continued through the first three quarters of 2009.  As a result, the quarterly interest payment cash flows to the mezzanine tranches of the CDO structure held by the Company began to experience shortfalls in the quarterly interest payments it was to receive.  This phenomena is commonly referred to as a “PIK” condition, meaning “payment-in-kind”, whereby the interest to be paid to the Company is not paid, but instead is deferred and capitalized into the then outstanding balance of the securities (i.e., interest is earned on interest).  The amounts deferred by issuers are a legal obligation of the issuers that will either be paid at the time the issuer “cures” its deferred payments, or will be lost as an “actual default” at the time the issuer fails (i.e., placed into receivership/conservatorship).  As of September 30, 2009, the payment status of the 15 trust preferred CDO securities held by the Bank was as follows: 5-paying in full, 3-making partial payments, 7-making no quarterly interest payments.  If a security that experiences a payment-in-kind condition is also OTTI, the amount of the interest shortfall is initially added to the par value and then immediately reversed from earnings (thereby essentially treating the security on a non-accrual basis).

If conditions worsen for issuers of these securities and cause more issuers to defer payments, it is likely that the Company will have further impairment charges on its trust preferred CDO securities portfolio, and these charges would have a further material adverse impact on the Company’s earnings, shareholders’ equity, and regulatory capital.

We may be subject to further enforcement actions by regulatory authorities, and, when it occurs, such actions could place significant restrictions on our operations.

At September 30, 2009, Rainier Pacific Bank’s total risk-based capital fell to 3.79%.  Accordingly, the Bank is categorized as “significantly undercapitalized” under the regulatory capital standards and both Rainier Pacific Bank and Rainier Pacific Financial Group, Inc. are subject to a higher level of regulatory oversight and enforcement actions.  Under applicable laws, the FDIC, as our primary Federal regulator, and the Washington Department of Financial Institutions, have the ability to impose substantial sanctions, restrictions, and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness.  Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities.  Failure to adhere to the requirements of any regulatory enforcement actions, once issued, can result in more severe restrictions.  Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

If our capital levels continue to decline, it is likely that the Bank will be classified as “critically undercapitalized” for PCA purposes and may be placed into a federal conservatorship or receivership.

  As of September 30, 2009 the Bank was “significantly undercapitalized” for PCA purposes.  If our capital levels continue to decline, it is likely that the Bank will become “critically undercapitalized” for PCA purposes.  Under the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the FDIC) determines and documents that “other action” would better achieve the purposes of PCA.  If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Bank and the FDIC affirmatively can determine that, among other things, the Bank has positive net worth and the FDIC can certify that the Bank is viable and not expected to fail.  Based on current circumstances, it is unlikely that the regulators would pursue a course of action other than conservatorship or receivership. If the Bank is placed into conservatorship or receivership, the Company would suffer a complete loss of the value of its ownership interest in the Bank, and subsequently may be exposed to significant claims by the FDIC and the DFI.

We are subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease.  Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.

   A majority of our funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates. The Bank competes for customer deposits, in part, on the basis of the interest rates that it pays out. The Bank is now restricted in the amount of interest that it can pay out. As a result, we could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.

The Bank is prohibited from paying any dividends or distributions on its equity securities.

   As a result of its capital levels, the Bank may not pay any dividends or make any distributions on its equity securities without, among other things, prior written regulatory approval. Given the Bank’s current condition, it is doubtful that any regulator would approve any dividend payment or capital distribution now or in the foreseeable future. Accordingly, the Company will not be able to look to the Bank’s financial resources to satisfy its own financial obligations.  Furthermore, the Company itself is restricted from paying dividends on its common stock by its primary Federal regulator.

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

Not applicable.

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

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Stephen M. Bader, Edward J. Brooks, Karyn R. Clarke, Charles E. Cuzzetto, and John A. Hall.

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

                                                                                                                Rainier Pacific Financial Group, Inc.

November 9, 2009                                                                         /s/John A. Hall
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

42